Form 10-Q
period 1995-06-30
TELVUE CORP
filed 1995-08-11
CIK 839443

                                                EXHIBIT INDEX APPEARS ON PAGE 19


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

                        Commission File Number: 0-17170


                               TELVUE CORPORATION
       (Exact name of small business issuer as specified in its charter)




          DELAWARE                                    51-0299879
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)



16000 Horizon Way, Suite 500
Mt. Laurel, New Jersey                                  08054
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:(609) 273-8888


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   ------    ------

Number of shares of registrant's common stock outstanding as of August 7, 1995: 23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No  X
                                                 ------   ------
This report includes a total of 25 pages.

                       TELVUE CORPORATION AND SUBSIDIARY


                                     INDEX

                                                                        PAGE
                                                                         NO.
                                                                        -----
PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


               Consolidated Balance Sheets as of June 30, 1995
               (unaudited) and as of December 31, 1994

               Consolidated Statements of Operations for the three months ended June 30, 1995 (unaudited) and June 30, 1994 (unaudited)

               Consolidated Statements of Cash Flows for the six months ended June 30, 1995 (unaudited) and June 30, 1994 (unaudited)

               Notes to Consolidated Financial Statements
               (unaudited)


          Item 2.   Management's Discussion and Analysis
                    or Plan of Operation


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

PART I.   Financial Information
ITEM I.   Financial Statements

                       TELVUE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                       1995            1994
                                                    -----------    ------------
ASSETS                                              (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                        $   145,978    $   164,588
   Accounts receivable - trade                          630,525        473,924
   Other receivables                                     42,566         66,346
   Other current assets                                  31,537          6,330
                                                    -----------    -----------
      TOTAL CURRENT ASSETS                              850,606        711,188

PROPERTY AND EQUIPMENT
   Machinery and equipment                            5,471,651      5,201,870
   Less accumulated depreciation                      2,250,470      2,057,863
                                                    -----------    -----------
                                                      3,221,181      3,144,007

SECURITY DEPOSITS                                        10,050         10,050
                                                    -----------    -----------
                                                    $ 4,081,837    $ 3,865,245
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable - trade                         $   195,828    $   136,097
   Accounts payable - equipment                         312,876        581,263
   Accrued expenses                                     133,580         92,151
   Accrued dividends                                    240,964        119,052
                                                    -----------    -----------
      TOTAL CURRENT LIABILITIES                         883,248        928,563

NOTES PAYABLE - MAJORITY STOCKHOLDER                  6,471,712      5,406,979

ACCRUED INTEREST - MAJORITY STOCKHOLDER               1,298,997      1,006,085

NOTE PAYABLE - SCIENCE DYNAMICS CORPORATION-
   net of current portion                                  --          541,000

MINORITY INTEREST in equity of subsidiary               (43,835)       (38,987)

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
   value, 3,000,000 shares authorized, 2,031,877
   shares issued and outstanding, (liquidation
   value $2,272,841)                                  2,031,877      2,031,877

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 80,000,000 shares
   authorized, 23,794,500 shares issued and
   outstanding                                          237,945        237,945
 Additional paid-in capital                           1,515,535      1,515,535
 Accumulated deficit                                 (8,313,642)    (7,763,752)
                                                    -----------    -----------
                                                     (6,560,162)    (6,010,272)
                                                    -----------    -----------
                                                    $ 4,081,837    $ 3,865,245
                                                    ===========    ===========

   The accompanying unaudited notes are an integral part of these statements.

                       TELVUE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Three Months Ended June 30,
                                                  -----------------------------
                                                       1995             1994
                                                       ----             ----
INCOME                                            $ 1,048,580       $   823,505

OPERATING EXPENSES
   Service                                            704,951           505,004
   Selling and marketing                              144,410           141,801
   General and administrative                         177,666            90,000
   Depreciation                                       207,249           180,410
                                                  -----------       -----------
                                                    1,234,276           917,215
                                                  -----------       -----------

OPERATING INCOME (LOSS)                              (185,696)          (93,710)

OTHER INCOME (EXPENSE)
   Interest expense                                  (149,993)          (86,847)
   Loss on disposal of property and equipment          (9,362)           (3,216)
   Minority interest                                      893            11,296
                                                  -----------       -----------
                                                     (158,462)          (78,767)
                                                  -----------       -----------

NET LOSS                                             (344,158)         (172,477)

DIVIDENDS ON REDEEMABLE
   CONVERTIBLE PREFERRED STOCK                        (60,956)          (53,746)
                                                  -----------       -----------
NET LOSS AVAILABLE TO COMMON
   STOCKHOLDERS                                   $  (405,114)      $  (226,223)
                                                  ===========       ===========

NET LOSS PER COMMON SHARE                               $(.02)            $(.01)
                                                        =====             =====
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              23,794,500        23,757,962
                                                  ===========       ===========

   The accompanying unaudited notes are an integral part of these statements.

                       TELVUE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Six Months Ended June 30,
                                                    ---------------------------
                                                       1995             1994
                                                   ------------    ------------
INCOME                                             $  2,053,736    $  1,623,064

OPERATING EXPENSES
   Service                                            1,148,856       1,040,640
   Selling and marketing                                310,219         250,607
   General and administrative                           304,423         179,907
   Depreciation                                         413,066         354,469
                                                   ------------    ------------
                                                      2,176,564       1,825,623
                                                   ------------    ------------

OPERATING INCOME (LOSS)                                (122,828)       (202,559)

OTHER INCOME (EXPENSE)
   Interest expense                                    (292,912)       (159,879)
   Loss on disposal of property and equipment           (17,086)        (28,210)
   Minority interest                                      4,848          17,234
                                                   ------------    ------------
                                                       (305,150)       (170,855)
                                                   ------------    ------------

NET LOSS                                               (427,978)       (373,414)

DIVIDENDS ON REDEEMABLE
   CONVERTIBLE PREFERRED STOCK                         (121,912)       (107,493)
                                                   ------------    ------------
NET LOSS AVAILABLE TO COMMON
   STOCKHOLDERS                                    $   (549,890)   $   (480,907)
                                                   ============    ============

NET LOSS PER COMMON SHARE                                 $(.02)          $(.02)
                                                          =====           =====
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                23,794,500      23,736,904
                                                   ============    ============

   The accompanying unaudited notes are an integral part of these statements.

                       TELVUE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                      Six months Ended June 30,
                                                      -------------------------
                                                         1995            1994
                                                         ----            ----

ASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                          $  (427,978)   $  (373,414)
   Adjustments to reconcile net loss to net
      cash provided(used) by operating
activities:
      Depreciation                                       413,066        354,469
      Loss on disposal of property and equipment          17,086         28,210
      Minority interest in net loss of subsidiary         (4,848)       (17,234)
   Changes in assets and liabilities:
    Decrease (increase) in -
      Accounts receivable                               (156,601)       (30,394)
      Other receivables                                   23,780        (81,495)
      Other current assets                               (25,207)       (13,420)
      Security deposits                                       --         22,335
    Increase (decrease) in -
      Accounts payable - trade                            59,731         62,297
      Accounts payable - equipment                      (268,387)       136,554
      Accrued expenses                                    41,429         25,789
      Accrued interest - majority stockholder            292,912        159,663
                                                     -----------    -----------
      NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                        (35,017)       273,360
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (507,526)    (1,219,373)
   Proceeds from sale of property and equipment              200          5,340
                                                     -----------    -----------
      NET CASH USED BY INVESTING ACTIVITIES             (507,326)    (1,214,033)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock options                                --          4,500
   Proceeds from notes payable - majority                523,733        815,000
   stockholder
   Payments on notes payable-
      Science Dynamics Corporation                            --        (15,243)
                                                     -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          523,733        804,257
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (18,610)      (136,416)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           164,588        197,203
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   145,978    $    60,787
                                                     ===========    ===========


   The accompanying unaudited notes are an integral part of these statements.

                       TELVUE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION:
     ----------------------

Summary Financial Information and Results of Operations
- - -------------------------------------------------------

In the opinion of the Company, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 1995, the results of operations for the three months ended June 30, 1995 and 1994, and cash flows for the three months ended June 30, 1995 and 1994.

Interim Financial Information
- - -----------------------------

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1994 as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.   SUPPLEMENTAL CASH FLOW INFORMATION:
     -----------------------------------

For purposes of Statements of Cash Flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the period-

                                         1995            1994
                                         ----            ----
          Interest received              $  0          $    0
          Interest paid                  $  0          $  216

3.   NET LOSS PER COMMON SHARE:
     --------------------------

The net loss per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.

4.   DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
     ----------------------------------------------------

As of June 30, 1995, preferred undeclared dividends amounted to $240,964.

5.   INCOME TAXES:
     -------------

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". At January 1, 1995, the cumulative temporary differences between the Company's financial statement losses and the losses reported on the Company's tax returns consisted of accelerated tax depreciation of $369,000 and nondeductible interest expense of $1,006,000. In addition, the Company has a net operating loss carry forward of approximately $5,500,000 that may be offset against future taxable income through 2009. The Company has not recorded a deferred tax asset at June 30, 1995, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, any tax benefit of the loss carryforward and of the other cumulative temporary differences has been offset by a valuation allowance of the same amount.

6.   NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
     ----------------------------------------------------------

As of June 30, 1995, the Company had various outstanding notes due to the majority stockholder in the aggregate amount of $6,471,712 and accrued interest due on these notes of $1,298,997. Included in the $6,471,712 is a note in the amount of $541,000 which the majority stockholder acquired from Science Dynamics Corporation during January 1995. Effective as of March 31, 1995, the Company obtained from the majority stockholder an extension to January 1, 1997, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has, therefore, classified the notes and accrued interest as long-term liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation (the "Company") is a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). The Company provides the Service through equipment it purchases. The Company also leases trunk telephone lines from local and long distance telephone companies to connect present cable television subscribers to the Company's Points of Presence ("POPs") for ordering the Service from their local cable television systems. The Company also leases data circuits from local and long distance telephone companies to link the POPS to the cable systems' billing vendors.

     The acquisition of the Company's equipment and the installation of the leased local and long distance telephone company's trunks require a substantial expenditure of capital before meaningful revenues can be realized. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts.

     Since May 1992, the Company has had a POP which is located at the
Company's home office in Mt. Laurel, New Jersey (the "National POP").   The
National POP was established to provide enhanced service features which are
not available with the equipment located at the regional POPs.   These
enhanced service features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start-time and channel appearance ("Title Speak"), are required to remain competitive within the pay-per-view ANI industry. The National POP is able to serve cable television systems across the United States via trunk lines and data circuits which it currently leases from Sprint Communications ("Sprint"). On May 31, 1995, the Company entered into a lease agreement with MCI Telecommunications Corporation ("MCI") for the leasing of trunk lines and data circuits. The trunk usage per minute rate is at a lower cost than what the Company is currently receiving from Sprint. The MCI lease expires June 1, 2000. The Company will begin moving its customers onto the MCI telephone network during August 1995.

     The National POP can service, without installing a new POP, cable television systems which are located in a state or telephone Local Access Transport Area ("LATA") where a regional POP does not exist. The Company can also move all regional cable television systems onto the National POP. As these systems are moved to the National POP, the regional POPs will be eliminated. Cable television systems using the National POP are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees and enhanced feature fees.

     The Company's net loss was $344,158 and $172,477 for the three months ended June 30, 1995 and 1994, respectively. The net loss for the six months ended June 30, 1995 and 1994 was $427,978 and $373,414, respectively.
Service income for the second quarter and the six months ended June 30, 1995 increased $225,075 and $430,672, respectively, over comparable periods from the prior year. The growth in service income is attributable to an increase in the average monthly buy rate from 18.4% and 19.1% for the second quarter and the six months ended June 30, 1994, respectively to 24% and 22.5% for the second quarter and the six months ended June 30, 1995, respectively. The service income increase is also a result of an increase in installation and data circuit income of $48,560 for the second quarter of 1995 and $65,500 for the six months ended June 30, 1995, over comparable periods from the prior year. In addition, the Company had National POP feature income of $92,937 and $180,477 for the second quarter and the six months ended June 30, 1995, respectively, compared to $22,624 for the second quarter of 1994 and $30,550 for the six months ended June 30, 1994. The installation and data circuit income as well as the feature income are a result of the establishment of the National POP.

     Service expenses for the second quarter and the six months ended June 30, 1995, increased $199,947 and $108,216, respectively, over comparable periods from the prior year. The increase in service expenses is partially attributable to an increase in trunk telephone usage as a result of an increase in the average monthly buyrate (see above) along with the Company serving approximately 2,500,000 more subscribers on the National POP as of June 30, 1995 when compared to June 30, 1994. However, reducing trunk usage expense for the six months ended June 30, 1995 are credits earned for trunk usage during the first quarter of 1995 in the amount of $173,709 in accordance with the Company's agreement with Sprint. The Company had earned $50,000 in trunk usage credits during the second quarter of 1994.

     The Company migrated approximately 800,000 subscribers from the regional POPs to the National POP during the first half of 1995. As of June 30, 1995, the Company was serving approximately 6,300,000 cable subscribers on the National POP compared to approximately 3,800,000 cable subscribers served as of June 30, 1994. The Company had originally planned to have its remaining 500,000 regional POP cable subscribers migrated to the National POP by the end of the second quarter of 1995. This has been rescheduled to the fourth quarter of 1995 as a result of additional time being required to migrate the remaining regional subscribers to the National POP. Some regional POP cable customers are reluctant to move to the National POP because they will be required to pay a monthly data circuit fee which they are not currently paying on the regional POPs.

     The National POP currently requires and the regional POPs had required a substantial purchase of equipment. Depreciation accounted for 17% and 19% of the total operating expenses for the second quarter and six months ended June 30, 1995, compared to 19% for both the second quarter and six months ended June 30, 1994. For the six months ended June 30, 1995, selling and marketing expenses increased 24% and general and administrative expenses increased 69% over the comparable 1994 period. The increase in selling and marketing expenses is attributable to an increase in commissions of $13,453 as a result of customer additions and contract renewals, an increase in rent and utilities of $14,360 as a result of relocating to a larger office during July 1994, and an increase of $20,267 in cable show expense as a result of the Company renting booth space at cable shows to make itself more visible. The increase in general and administrative expenses is due to an increase in payroll and payroll tax expense of $50,018 as a result of additional personnel and salary increases, an increase in office rent and utilities expense of $14,360, and an increase in consulting expenses of $41,858. A portion of the consulting expenses are related to computer programming expenses incurred in relation to new product development.

     For the six months ended June 30, 1995, the Company recorded a loss on the disposal of property and equipment of $17,086. This loss was a result of being unable to use or sell excess equipment inventory made available by the retirement of four regional POPs. The retirement of the four regional POPs resulted from the migration of customers from the regional POPs to the National POP. As additional regional POPs are retired, the Company will have a surplus of equipment inventory. The Company will need to dispose of this excess equipment if it is unable to obtain a purchaser.

     Total liabilities increased by $766,482 along with an increase in total assets of $216,592 for the six months ended June 30, 1995. The increase in total liabilities was partially due to the Company's draws of a total of $523,733 under funding arrangements with H.F. Lenfest, the Company's principal stockholder ("Mr. Lenfest") plus an increase in accrued interest of $292,912 on outstanding loans from Mr. Lenfest. The increase in assets is attributable to an increase in property and equipment purchased for the National POP, the Pay-Per-View Plus service (see below) and the VJN service (see below), as well as an increase in accounts receivable of $156,601 as a result of increased billings. The Company's number of days for sales in accounts receivable is 49 days for the six months ended June 30, 1995 compared to 47 days for the six months ended June 30, 1994. The Company believes the increase of two days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

     During the six months ended June 30, 1995, the Company purchased $507,526 of equipment compared with $1,219,373 purchased during the six months ended June 30, 1994. Included in the equipment purchases are software enhancements and peripheral equipment for the National POP totaling $296,743, caller recording software enhancements in the amount of $51,304, which is to be used for the Pay-Per-View Plus service (see below), and $91,033 in software to be used to provide service to Video Jukebox Network, Inc. ("VJN") (see below).

     During October 1993, the Company entered into a Joint Venture with Voice FX Corporation ("Voice FX"). The name of the Joint Venture is "TelVue-Voice FX Joint Venture" (the "Partnership"), and the Partnership is doing business as "TelVue FX". The business of the Partnership is to target the cable television subscriber market for direct response type products, order processing and for the sale and/or marketing of products and services, including, but not limited to, coupons, audio-text, information, polling, surveys, fax-back and database marketing (the "Pay-Per-View Plus Service"). The participation percentage for the Partnership is 70% for the Company and 30% for Voice FX. On July 28, 1995, the Company and Voice FX agreed to terminate the Partnership. The Partnership was terminated because the only promotions which the Partnership was handling were pay-per-view industry promotions and the Company is able to market and handle these promotions alone. Under the terms of the Partnership dissolution, the Company must pay to Voice FX 30% of gross revenues received by the Company for the period June 1, 1995 through December 31, 1995 for premium channel upgrade promotions under contracts which Voice FX had originally sold. In addition, the Company must pay to Voice FX 10% of gross revenues received by the Company for the period January 1, 1996 through December 31, 1996 for premium channel upgrade promotions under contracts which Voice FX had originally sold.

  The Partnership had revenue of $23,492 and $43,791 for the second quarter and six months ended June 30, 1995, respectively, compared to $0 for the same periods of 1994. The Partnership had net income of $3,189 and a net loss of $16,160 for the second quarter and six months ended June 30, 1995, compared to a net loss of $37,923 and $57,445 for the second quarter and six months ended June 30, 1994. The loss for the six months ended June 30, 1995, is attributed to payroll, advertising and travel expenses associated with marketing the Pay-Per-View Plus Service. After intercompany adjustments, 70% or $1,191 of the second quarter 1995 net income and $5,397 of the net loss for the six months ended June 30, 1995, is included in the Company's net loss for the second quarter and six months ended June 30, 1995. During the six months ended June 30, 1995, the Company borrowed from Mr. Lenfest, under the terms of the TelVue Partnership loan, $132,612 to pay for equipment required for use in the Partnership as well as to pay other Partnership expenses.

     On September 27, 1994, the Company entered into a service agreement with VJN. The Company acts as a 900 call service bureau to facilitate the ordering, by VJN customers, of music videos on the cable home dish of the VJN customer. Mr. Lenfest has guaranteed the obligation of the Company to remit the funds received by the Company on behalf of VJN under the terms of the service agreement. As of August 7, 1995, Mr. Lenfest has loaned the Company $358,267 for equipment purchases required to provide service to VJN (the "VJN" loan). Interest on the loan is set at the floating prime rate of PNC Bank, Philadelphia plus 1%. Mr. Lenfest is the Chairman of the Board of Directors of VJN. He also controls a corporation which is a partner in a partnership which is the principal stockholder of VJN. The Company believes that the terms of the service agreement with VJN are at market rates. The Company plans to begin service to the VJN cable customers in September 1995.

     The Company has entered into an agreement to provide management services to Lenfest Networks, Inc. ("LNI"), a company wholly-owned by Mr. Lenfest.
LNI owns and operates a personal advertising television video programming service with pay-per-call applications, and does business as "INTRONET". The Company has authority to perform all services necessary for the management of the business, other than to acquire or dispose of assets, to incur debt other than in the ordinary course of business or to encumber the assets of the business. The Company will be compensated in the amount of $10,000 per month plus reimbursement for expenses and costs incurred in performing its management duties.

     The Company had negative cash flow from operations of $35,017 during the six months ended June 30, 1995. Ignoring changes in operating assets and liabilities which result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have negative cash flow from operating activities of $2,674 for the six months ended June 30, 1995 compared to negative cash flow of $7,969 for the six months ended June 30, 1994. The Company was able to continue operations without borrowing additional funds for operating activities as a result of Mr. Lenfest agreeing to defer interest payments of $292,912 during the six months ended June 30, 1995. Mr. Lenfest has agreed to defer interest payments on outstanding borrowings through January 1, 1997, thereby, increasing cash available for operations.

     The Company's 1995 unconsolidated budget indicates that the Company will have sufficient cash flow to meet operating expenses for its pay-per-view core business through 1995 as long as Mr. Lenfest continues to defer payment of principal and interest. Based upon the 1995 unconsolidated budget, the Company plans to pay for 1995 National POP equipment purchases made during 1995 from its earnings before depreciation and interest expense.

     The Company believes that increases in accrued interest under the loans from Mr. Lenfest do not have a direct material effect on operations or continued availability of credit. The Company believes its suppliers look primarily to the Company's timely payment of outstanding invoices. Historically, the Company has paid all the suppliers it deals with on a timely basis and, therefore, the cash flow from operations has no effect on the Company's availability of credit from key suppliers of goods and services. The payment terms with Syntellect Network Systems, Inc. ("Syntellect"), the Company's major equipment supplier, vary based upon the terms the Company negotiates with Syntellect. The negotiated terms are affected by the equipment purchased, the date by which the equipment is needed and the Company's ability to pay. The negotiated payment terms range from net 30 days to net 90 days or to installment payments over a period of months. The payment terms for the Company's equipment supplier of peripheral equipment, Dacon Corporation, is net 30 days.

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 2, 1989 through December 31, 1993 the Company had borrowed $3,690,000 from Mr. Lenfest under various loan agreements. On March 8, 1994, Mr. Lenfest agreed to loan to the Company up to $1,500,000 for the purchase of additional equipment needed to expand the National POP. Interest on the National Equipment Loan is set at the floating prime rate of PNC Bank plus 1%. Interest on the National Equipment Loan is to be paid quarterly. At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. As of August 7, 1995 the Company had borrowed $1,471,272 under the terms of the National Equipment Loan. The Company had paid accrued interest on the National Equipment Loan through September 30, 1994, in the amount of $27,377 with 27,377 shares of Preferred Stock. As of June 30, 1995, interest in the amount of $98,681 had been accrued, but not paid, on the National Equipment Loan. It has not been determined whether the interest will be paid with shares of preferred stock. As of August 7, 1995, Mr. Lenfest had loaned $411,173 under the TelVue Partnership Loan and $358,267 under the VJN loan, bringing aggregate borrowings from Mr. Lenfest to $6,471,712. Interest on $5,019,539 of the borrowings is set at the floating prime rate of PNC Bank plus 1%. Interest on $500,000 of the loan is set at 12%. Interest on $411,173 is set at the floating prime rate of PNC Bank plus 2%. During January 1995, Mr. Lenfest purchased a $541,000 non-interest bearing note from Science Dynamics Corporation. In addition, effective as of March 31, 1995, the Company obtained from Mr. Lenfest an extension to January 1, 1997, of his prior agreement not to demand cash repayment of his loans or the accrued interest on the loans.

     The Company's ability to fund its operating expenses is directly related to the cable industry's buy rates and, therefore, is volatile. The Company is also dependent upon the deferral of interest payments due to Mr. Lenfest in order to fund its operating expenses. Since the Company's cash flow is subject to factors over which the Company has no control, there can be no assurance that the Company will continue to fund its operations without seeking outside financing. Should the Company require funding in the future for operations or National POP equipment purchases, it will seek additional financing from Mr. Lenfest and other sources. In November 1994, Mr. Lenfest expressed his desire to review the nature and terms of his continued equity and debt investments in the Company with the goal of realizing a return in
the near term on his investments.   In the event Mr. Lenfest should decide to
terminate funding, for either equipment purchases, or future operations, the Company will seek additional funds from other third parties, although there can be no assurance that such funds will be available or will be available on terms that are acceptable to the Company. The Company has been unable to obtain such funding in the past. In the event that the Company is unable to secure additional needed funds, the Company will take actions necessary to continue operations with the funds available, including, without limitation, reducing capital expenditures for existing POPS and downsizing the work force. If additional needed funds do not become available, unless the Company is able to continue to fund its operating activities, it will not be able to continue its business operations.

     Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of June 30, 1995, 16,725,609 shares of the Company's Common Stock were entitled to ten votes per share. The remaining 7,068,891 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 12,896,968 shares of Common Stock which are entitled to ten votes per share and 1,660,485 shares of Common Stock which are entitled to one vote per share.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-8, dated March 30, 1989 (the "Registration Statement")).

3.2 Bylaws of the Company (incorporated by reference to the Company's Registration Statement).

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, dated April 11, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (the "1991 Form 10-K")).

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated March 15, 1991 (incorporated by reference to the 1991 Form 10-K).

4.1 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement).

4.2 Form of Stock Option Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, (the "1989 Form 10-K")).

4.3 Warrant Agreement, dated March 15, 1991, between the Company and H.F. Lenfest (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (the "1990 Form 10-K")).

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the June 30, 1990 Form 10-Q).

10.1 Distributorship Agreement, dated November 2, 1989, between the Company and Science (incorporated by reference to the 1989 Form 10-K).

10.2 Stock Purchase Agreement, dated November 2, 1989, between the Company and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K, dated November 15, 1989, (the "1989 Form 8-K")).

10.3 Shareholder's Agreement, dated November 2, 1989, among the Company and certain of its stockholders (incorporated by reference to the Company's 1989 Form 8-K).

10.4 Option Agreement, dated November 2, 1989, among the Company and certain of its stockholders (incorporated by reference to the 1989 Form 8-K).

10.5 Form of Credit Agreement between the Company and H.F. Lenfest (incorporated by reference to the 1990 Form 10-K).

10.7 Form of Line of Credit Agreement between the Company and H.F. Lenfest (incorporated by reference to the 1990 Form 10-K).

10.8 Subordinated Promissory Note, dated November 15, 1994 the principal amount of $541,000 payable to Science Dynamics Corporation (incorporated by reference to the 1994 Form 10K-SB).

10.10 Letter Agreement dated November 8, 1990 between Science Dynamics Corporation and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K for November 16, 1990).

10.11 Loan Agreement dated December 24, 1991, between the Company and H.F. Lenfest (incorporated by reference to the 1991 Form 10-K).

10.12 General Partnership Agreement of TelVue-Voice FX Joint Venture dated October 12, 1993 (incorporated by reference to the September 30, 1993 Form 10-QSB).

10.13 Letter effective as of March 31, 1995, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1997 (incorporated by reference to the Company's Form 10Q-SB for the period ended March 31, 1995).

10.14 Lease Agreement for office space and the First Amendment to Lease dated March 30, 1994, between the Company and Bloom Associates (incorporated by reference to the 1994 Form 10-KSB).

10.15 Maximum Value Plan Agreement dated January 27, 1994, between Sprint Communications Company L.P. and the Company (incorporated by reference to the Company's Form 10Q-SB for the period ended September 30, 1994, (the September 30, 1994 Form 10Q-SB)).

10.16 Addendum to Clarity Maximum Value Plan Agreement dated March 3, 1994, between Sprint Communications Company L.P. and the Company (incorporated by reference to the September 30, 1994 Form 10Q-SB).

10.17 Service Agreement dated September 27, 1994, between Video Jukebox Network, Inc., and the Company (incorporated by reference to the September 30, 1994 Form 10Q-SB).

10.18 Management Agreement, dated March 10, 1995, between the Company and Lenfest Networks, Inc.

11. Statement re: Computation of Per Share Earnings (see the Company's June 30, 1995 Financial Statement included herein).

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TELVUE CORPORATION



Dated:  August 10, 1995       By:  /s/Frank J. Carcione
                                   ---------------------------------------
                                   Frank J. Carcione, (Chief Executive
                                   Officer)


Dated:  August 10, 1995       By:  /s/Irene A. DeZwaan
                                   ---------------------------------------
                                   Irene A. DeZwaan, Treasurer (Controller)

                          EXHIBIT INDEX


                                                                      Page No.
                                                                      --------

10.18     Management Agreement, dated March 10, 1995 between the
          Company and Lenfest Networks, Inc.                             20

                       MANAGEMENT AGREEMENT

          THIS MANAGEMENT AGREEMENT ("Management Agreement"), is made and entered into as of March 10, 1995, by and between LENFEST NETWORKS, INC., a Delaware corporation ("Owner"), and TELVUE CORPORATION, a Delaware corporation ("Manager").

                            BACKGROUND

          A. Owner owns and operates a personal advertising television video programming system with pay-per-call applications service (the "Business").

          B. Manager has experience in the pay-per-call business and the ability to manage the Business, and is willing to do so.

          C. Owner desires Manager to manage the Business, subject to the terms and conditions hereof.

          NOW, THEREFORE, for and in consideration of the foregoing recitals and the mutual covenants and agreements contained herein and the mutual benefits to be derived therefrom, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Owner and Manager hereby agree as follows:

          I. Appointment of Manager. Owner hereby designates Manager and Manager hereby accepts the designation as exclusive Manager of the Business, upon the conditions and for the term and compensation set forth herein.

          II.  Term.

          2.1 The term of this Agreement shall commence on the date hereof and shall continue until terminated pursuant to Subsection 2.2 below.

          2.2 This Agreement shall terminate on the earliest to occur of the following:

          (a) Owner or Manager shall have the right to terminate this Agreement on written notice to the other party in the event of a material default by the other party in the performance of its obligations under this Agreement which continues uncured for thirty (30) days after written notice specifying the nature of such default, provided, however, that if such default cannot reasonably be cured within such thirty (30) day period, the non-defaulting party shall not have the right to terminate this Agreement if the other party commences to cure such default within such thirty (30) day period and thereafter acts with diligence to complete the curing thereof.

          (b) Owner shall have the right to terminate this Agreement on written notice to Manager given at least sixty (60) days before the date of termination in the event of a sale or other disposition of all or substantially all of (i) the assets of the Business to an unaffiliated third party.

          (c) Manager shall have the right to terminate this Agreement, with or without cause, upon at least sixty (60) days written notice to Owner.

          (d) Owner or Manager shall have the right to terminate this Agreement on written notice to the other party if a petition in bankruptcy is filed by the other party, or if the other party shall make an assignment for the benefit of creditors, or if the other party shall file a petition for a reorganization, or for the appointment of a receiver or trustee of all or a substantial portion of its property, or if a petition in bankruptcy or for a reorganization is filed against the other party which is not dismissed or discharged within ninety (60) days thereafter.

          3. Duties of Manager. Subject to the limitations on the authority of the Manager set forth in Section 4 below, and in each case where the same would not violate any license, contract, law or regulation applicable to the Business, Manager shall have the following authority:

          3.1 Supervision and Consulting. Manager shall supervise and conduct the day-to-day operations of the Business in the ordinary course of business.

          3.2 Maintenance and Construction of Business. To the extent funds are available from Owner, Manager shall maintain the Business in good working order and repair and shall cause to be made such capital improvements as are necessary or appropriate to maintain the Business, all in accordance with the budget approved by the Owner as provided in Section 3.11.

          3.3 Employees. All employees of the Business are and shall continue to be employees of Owner. Manager shall select, determine the compensation of, supervise, instruct, discharge and otherwise manage all employees, agents, consultants or contractors considered by Manager to be necessary for the efficient operation of the Business. Owner shall defend, indemnify and hold harmless Manager from and against all claims of such employees for wages, fringe benefits or other compensation, and against payments due any government agency or other party on account of such employees, and all damages, expenses and costs, including reasonable attorneys' fees arising therefrom.

          3.4 Negotiations of Contracts. Manager shall negotiate all contracts and perform all tasks necessary for the operation, acquisition, construction, installation, maintenance, servicing, repair, protection, improvement, expansion, upkeep, and other management of the Business, which contracts may be executed by Manager on behalf of the Owner as owner of the Business.

          3.5 Filings. Manager shall assist Owner in the timely filing of all federal, state and local reports with respect to the Business as may be required by the Federal Communications Commission, the U.S. Copyright Office or any other authority.

          3.6 Records. Manager shall keep or cause to be kept all necessary books and records of all affairs relating to the Business. Originals or copies of such books and records shall be maintained at the principal office of Manager or at the principal office of Owner and shall be open to inspection and examination by the Owner or its representatives at any reasonable time during the term of this Agreement. To the extent required by any other authority, Manager shall maintain records of the Business at the business office of the Business in the state where the Business are located.

          3.7 Representation. Unless Owner shall elect to perform such functions itself, Manager shall, to the extent appropriate, at Owner's expense, represent Owner and the Business before all governmental authorities with respect to any matter necessary or desirable to the efficient management thereof.

          3.8  Other Responsibilities.   Manager shall perform all other
management services necessary or desirable for the management of the Business which may be agreed to from time to time by Owner and Manager. The enumeration of services to be performed by Manager herein shall not be deemed to be exclusive.

          3.9 Cooperation. Owner shall cooperate with Manager in the performance of Manager's duties hereunder and shall execute such documents, instruments and certificates as may be necessary to evidence Manager's authority hereunder, or to permit Manager to finalize necessary reports, filings, contracts or other matters.

          3.10 Insurance.  On behalf of Owner, at Owner's expense,
Manager shall maintain insurance on the Business at commercially reasonable levels, including, without limitation, liability insurance coverage under which Manager shall be named an additional insured.

          3.11 Budgets. Manager shall prepare annual operating and capital budgets for the approval of Owner.

          4. Authority of Manager. Manager shall be authorized to perform all services necessary for the management of the Business, except as Owner shall otherwise direct. Notwithstanding any other provision of this Agreement, Manager shall not have the authority to sell or trade any assets of the Business, other than in the ordinary course of business; to incur indebtedness other than in the ordinary course of business or to pledge or otherwise encumber all or substantially all of the assets of the Business; to commence, institute or settle any legal action in the name of Owner, except in the ordinary course of business; or to negotiate or enter into any collective bargaining agreement or employment contracts with any employee or employees of the Business.

          5.   Compensation of Manager.

          (a) As compensation for Manager's services hereunder, Owner shall pay Manager a management fee (the "Management Fee") in the amount of TEN THOUSAND DOLLARS ($10,000) per month. Payment of such Management Fee shall be made within twenty (20) days after the end of each month.

          (b) In addition to the Management Fee, Owner shall reimburse Manager for all reasonable expenses and costs incurred by Manager in performing its duties under this Agreement, including, without limitation, telephone, travel and the allocated costs of (i) overhead for management services which are performed at a location other than the principal place of business of the Business and (ii) employees of Manager substantially all of whose work time is devoted to the management of the Business. Within ten
(10) days after the end of each month, Manager shall submit a detailed accounting of each item for which it seeks reimbursement. Reimbursement shall be made at the same time as the Management Fee is paid.

          (c) Manager and its affiliates may provide goods, products and services to the Business and Owner and be paid or reimbursed therefor, provided that except as otherwise provided in Section 3.12 above, such goods, products and services are provided on terms no less favorable to Owner and the Business than terms available from independent third parties providing similar products, goods and services. Such services shall include those set forth on Schedule 5(c) hereof at the rates specified on such Schedule, as such Schedule may be amended from time to time hereafter upon the mutual agreement of Owner and Manager.

          (d) Manager may, in connection with the operation of the Business, with the prior approval of the Owner, render services beyond the services required to be performed under this Agreement. In such case, Manager shall be entitled to be paid for such services in addition to compensation or reimbursement to be paid pursuant to this Agreement, at reasonable rates.

          6.   Bank Account.

          6.1 Depository Account. Manager shall create and maintain bank accounts in which funds generated by the Business shall be deposited. All funds in said accounts from time to time shall be property of Owner, but said funds shall be disbursed from said account by Manager on behalf of the Business in accordance with the provisions of this Agreement. Consistent with the foregoing, the Manager shall be permitted to designate a person or persons who shall have authority to draw checks or drafts upon or make withdrawals from said accounts.

          6.2 Payments. To the extent funds are available from Owner, Manager shall make or cause to be made all payments of costs, expenses, and charges payable with respect to the operations of the Business, for the account of Owner.

          7. Limitation of Liability of Manager. Owner shall bear any and all losses resulting from operation of the Business, and Manager shall not, under any circumstances, be held liable therefor, except that Manager shall be liable for any loss or damage which results from Manager's gross negligence or willful misconduct to the extent not compensated for by insurance. Owner agrees to defend, indemnify and hold harmless Manager, its directors, officers and employees with respect to any and all claims, damages, expenses and costs, including reasonable attorneys' fees and costs, arising from or relating to this Agreement, or the services provided by Manager hereunder, except to the extent of the grossly negligent acts or omissions or willful misconduct of Manager, its employees or agents.

          8. Notices. All notices, demands, requests or other communications which may be or are required to be given, served or sent by a party pursuant to this Agreement shall be in writing and shall be deemed given upon receipt or refusal of delivery if personally delivered or on the third day following mailing, if mailed by first-class, registered or certified mail, postage prepaid, delivered or addressed as follows:

          8.1  If to Owner:

               Lenfest Networks, Inc.
               c/o The Lenfest Group
               202 Shoemaker Drive
               Pottstown, PA  19464
               Attention: H. F. Lenfest

          8.2  If to Manager:

               TelVue Corporation
               16000 Horizon Way
               Suite 500
               Mt. Laurel, NJ  08054
               Attention: Frank Carcione, President

          9. Miscellaneous. The parties recognize that Manager is engaged directly and through subsidiaries and affiliates in other businesses.
Nothing herein shall be construed to prevent the continued involvement of Manager or any of its subsidiaries or affiliates in other businesses, whether such involvement now exists or occurs in the future; provided, however, that during the term of this Agreement and for a period of three (3) years thereafter Manager shall not engage in any business which competes with the Owner or the Business.

          10. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns subject to all restrictions on the transfer of the interests set forth in this Agreement.

          11. Governing Law. This Agreement shall be governed by and construed according to the laws of the State of Delaware.

          12. Independent Contractor. The Manager and Owner are not partners, joint venturers, or co-employers with each other and nothing herein shall be construed so as to make them such partners, or joint venturers, or co-employers or impose any liability as such on either of them.

          13. Assignment. No party hereto shall have the right to assign this Agreement without the written consent of the other party, nor shall this Agreement or any of the rights or obligations of the parties hereunder be transferable by operation of law or otherwise, except that Owner's interest may be transferred to an affiliate of Owner upon notice to Manager and Manager may assign its rights to receive compensation hereunder to any of its lenders for collateral purposes.

          14. Amendment. This Agreement may not be modified, altered or amended in any manner except by agreement in writing duly executed by the parties thereto.

          15. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the transactions contemplated herein, and supersedes all prior oral or written agreements, commitments or understandings with respect to the matters provided for herein.

          16. Captions. Section headings contained in this Agreement are inserted for convenience of reference only, shall not be deemed to be part of this Agreement for any purpose and shall not in any way define or affect the meaning, construction or scope of any of the provisions hereof.

          17. Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be deemed in original and all of which together shall constitute one and the same instrument.

          IN WITNESS WHEREOF, the parties have executed this Management Agreement as of the day and year first above written.

                         OWNER:

                         LENFEST NETWORKS, INC.

                         By:  /s/ H. F. Lenfest
                              ------------------------------

                         Its: President
                              ------------------------------

                         MANAGER:

                         TELVUE CORPORATION


                         By:  /s/ F. J. Carcione
                              ------------------------------

                         Its: President
                              ------------------------------