Form 10-Q
period 1995-09-30
TELVUE CORP
filed 1995-11-07
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 17


                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1995

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
Yes   X   No
    ------   ------

Number of shares of registrant's common stock outstanding as of October 23, 1995: 23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 18 pages.

                         TELVUE CORPORATION AND SUBSIDIARY

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1995
          (unaudited) and as of December 31, 1994

          Consolidated Statements of Operations for the three months ended September 30, 1995 (unaudited) and September 30, 1994 (unaudited)

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 (unaudited) and September 30, 1994 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                         TELVUE CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1995            1994
                                                 -------------   -----------

ASSETS                                            (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                      $   169,230     $   164,588
  Accounts receivable - trade                        755,788         473,924
  Other receivables                                   27,794          66,346
  Other current assets                                21,076           6,330
                                                 -----------     -----------
     TOTAL CURRENT ASSETS                            973,888         711,188

PROPERTY AND EQUIPMENT
  Machinery and equipment                          5,266,154       5,201,870
  Less accumulated depreciation                    2,270,516       2,057,863
                                                 -----------     -----------
                                                   2,995,638       3,144,007

SECURITY DEPOSITS                                     10,050          10,050
                                                 -----------     -----------
                                                 $ 3,979,576     $ 3,865,245
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - trade                        $  370,555     $   136,097
  Accounts payable - equipment                       136,335         581,263
  Accrued expenses                                   188,939          92,151
  Accrued dividends                                  301,920         119,052
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                       997,749         928,563

NOTES PAYABLE - MAJORITY STOCKHOLDER               6,471,712       5,406,979

ACCRUED INTEREST - MAJORITY STOCKHOLDER            1,448,474       1,006,085

NOTE PAYABLE - SCIENCE DYNAMICS CORPORATION-
  net of current portion                               --            541,000

MINORITY INTEREST in equity of subsidiary              --            (38,987)

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 and 3,000,000 shares
  authorized, respectively, 2,031,877 shares
  issued and outstanding, (liquidation
  value $2,272,841)                                2,031,877       2,031,877

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  and 80,000,000 shares authorized, respectively,
  23,794,500 shares issued and outstanding           237,945         237,945
  Additional paid-in capital                       1,515,535       1,515,535
  Accumulated deficit                             (8,723,716)     (7,763,752)
                                                 -----------     -----------
                                                  (6,970,236)     (6,010,272)
                                                 -----------     -----------
                                                 $ 3,979,576     $ 3,865,245
                                                 ===========     ===========





The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                             Three Months Ended September 30,
                                             --------------------------------
                                                     1995            1994
                                                     ----            ----
REVENUES                                         $ 1,226,315     $   917,709

OPERATING EXPENSES
  Service                                            784,947         560,575
  Selling and marketing                              180,183          82,378
  General and administration                         161,379         117,985
  Depreciation                                       210,673         199,214
                                                 -----------     -----------
                                                   1,337,182         960,152
                                                 -----------     -----------

OPERATING INCOME (LOSS)                             (110,867)        (42,443)

OTHER INCOME (EXPENSE)
  Interest expense                                  (149,477)       (105,006)
  Loss on disposal of property and equipment         (44,938)        (79,082)
  Minority interest in net loss of former subsidiary   1,737           2,953
  Loss on disposition of subsidiary                  (45,572)           -
                                                 -----------     -----------
                                                    (238,250)       (181,135)
                                                 -----------     -----------

NET LOSS                                            (349,117)       (223,578)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        (60,956)        (58,399)
                                                 -----------     -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                            $  (410,073)    $  (281,977)
                                                 ===========     ===========

NET LOSS PER COMMON SHARE                              $(.02)          $(.01)
                                                 ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,773,848
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     1995            1994
                                                     ----            ----
REVENUES                                         $ 3,280,051     $ 2,540,773

OPERATING EXPENSES
  Service                                          1,933,803       1,601,216
  Selling and marketing                              490,402         332,985
  General and administration                         465,802         297,892
  Depreciation                                       623,739         553,683
                                                 -----------     -----------
                                                   3,513,746       2,785,776
                                                 -----------     -----------

OPERATING INCOME (LOSS)                             (233,695)       (245,003)

OTHER INCOME (EXPENSE)
  Interest expense                                  (442,389)       (264,885)
  Loss on disposal of property and equipment         (62,024)       (107,292)
  Minority interest in net loss of former subsidiary   6,585          20,187
  Loss on disposition of subsidiary                  (45,572)          -
                                                 -----------     -----------
                                                    (543,400)       (351,990)
                                                 -----------     -----------

NET LOSS                                            (777,095)       (596,993)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (182,868)       (165,892)
                                                 -----------     -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                            $  (959,963)    $  (762,885)
                                                 ===========     ===========

NET LOSS PER COMMON SHARE                              $(.04)          $(.03)
                                                 ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,749,353
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                              Nine months Ended September 30,
                                              -------------------------------
                                                     1995            1994
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES             $  (777,095)    $  (596,993)
  Net Loss
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Depreciation                                     623,739         553,683
    Loss on disposal of property and equipment        62,024         107,292
    Minority interest in net loss of subsidiary       (6,585)        (20,187)
    Loss on disposal of subsidiary                    45,572            -
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable                             (281,864)       (114,664)
    Other receivable                                  38,552         (35,918)
    Other current assets                             (14,746)         (5,611)
    Security deposits                                   -             22,335
   Increase (decrease) in -
    Accounts payable - trade                         234,458          14,320
    Accounts payable - equipment                    (444,928)        423,834
    Accrued expenses                                  96,788          47,160
    Accrued interest - majority stockholder          442,389         264,669
                                                 -----------     -----------
    NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                        18,304         659,920
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (537,595)     (1,828,913)
  Proceeds from sale of property and equipment           200           9,413
                                                 -----------     -----------
    NET CASH USED BY INVESTING ACTIVITIES           (537,395)     (1,819,500)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options                           -              8,250
  Proceeds from notes payable - majority stockholder 523,733       1,148,000
  Payments on notes payable -
    Science Dynamics Corporation                        -            (15,243)
                                                 -----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        523,733       1,141,007
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     4,642         (18,573)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                164,588         197,203
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   169,230     $   178,630
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of the management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the three and nine months ended September 30, 1995 and 1994.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1994 as filed with the Securities and Exchange
Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

For purposes of Statements of Cash Flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the period-

                                                    1995          1994
                                                     ----          ----
             Interest received                       $  0          $  0
             Interest paid                           $  0          $216

3.  NET LOSS PER COMMON SHARE:
    --------------------------

The net loss per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.


4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 1995, preferred undeclared dividends amounted to $301,920.

5.  INCOME TAXES:
    -------------

Effective January 1, 1993, the Company adopted Statement of Financial
Accounting Standards No. 109 "Accounting for Income Taxes".  At January 1,
1995, the cumulative temporary differences between the Company's financial statement losses and the losses reported on the Company's tax returns consisted of accelerated tax depreciation of $369,000 and nondeductible interest expense of $1,006,000. In addition, the Company has a net operating loss carry forward of approximately $5,500,000 that may be offset against future taxable income through 2009. The Company has not recorded a deferred tax asset at September 30, 1995, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, any tax benefit of the loss carryforward and of the other cumulative temporary differences has been offset by a valuation allowance of the same amount.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of September 30, 1995, the Company had various outstanding notes due to the majority stockholder in the aggregate amount of $6,471,712 and accrued interest due on these notes of $1,448,474. Included in the $6,471,712 is a note in the amount of $541,000 which the majority stockholder acquired from Science Dynamics Corporation during January 1995. Effective as of March 31,
1995, the Company obtained from the majority stockholder an extension to January 1, 1997, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has, therefore, classified the notes and accrued interest as long-term liabilities.

7.  AUTHORIZED SHARES OF COMMON STOCK
    ---------------------------------

In September 1995, the Company's shareholders approved an increase in the number of authorized shares of Common Stock and Redeemable Convertible
Preferred Stock to 100,000,000 and 6,900,000, respectively.

8.  DISPOSITION OF SUBSIDIARY
    -------------------------

On July 28, 1995 the Company terminated its partnership with Voice FX
Corporation. The consolidated financial statements include the accounts of the Company and the accounts of the TelVue-Voice FX Joint Venture, a partnership owned seventy percent (70%) by the Company, up until July 28, 1995. The Company is continuing to independently provide the services that were previously offered under the partnership.

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

     Since May 1992, the Company has had a POP which is located at the Company's home office in Mt. Laurel, New Jersey (the "National POP"). The
National POP was established to provide enhanced service features which are not available with the equipment located at the regional POPs. The Company believes these enhanced service features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start-time and channel appearance ("Title Speak"), are required for it to remain competitive within the pay-per-view ANI industry. The
National POP is able to serve cable television systems across the United
States via trunk lines and data circuits which it currently leases from both
Sprint Communications ("Sprint") and MCI Telecommunications Corporation
("MCI"). On May 31, 1995, the Company entered into a lease agreement with MCI for the leasing of trunk lines and data circuits. The trunk usage per minute rate is at a lower cost than what the Company receives from Sprint.
The MCI lease expires June 1, 2000. The Company began moving its customers onto the MCI telephone network during September 1995, and plans to have all of its customers using the MCI telephone network by December 1995.

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

     The Company's net loss was $349,117 and $223,578 for the three months ended September 30, 1995 and 1994, respectively. The net loss for the nine months ended September 30, 1995 and 1994 was $777,095 and $596,993, respectively. Service revenue for the third quarter and the nine months ended September 30, 1995 increased $308,606 and $739,278, respectively, over comparable periods from the prior year. The growth in service revenue is attributable to an increase in the average monthly buy rate from 21.1% and 19.8% for the third quarter and the nine months ended September 30, 1994, respectively, to 24.5% and 23.2% for the third quarter and the nine months ended September 30, 1995, respectively. The service revenue increase is also a result of an increase in installation and data circuit revenue of $35,563 for the third quarter of 1995 and $101,063 for the nine months ended
September 30, 1995, over comparable periods from the prior year. In addition, the Company had an increase in National POP feature revenue of $46,000 and $195,927 for the third quarter and the nine months ended
September 30, 1995, respectively, over comparable periods from the prior year. The Company had Pay-Per-View Plus revenue of $79,016 and $141,912 for the third quarter and the nine months ended September 30, 1995, respectively, compared to $1,231 for both the third quarter and the nine months ended
September 30, 1995 (see below). The installation and data circuit revenue as well as the feature revenue are a result of customer additions to the National POP. The Pay-Per-View Plus revenue increased over 1994 because the
Pay-Per-View Plus service was still being tested during the majority of the first nine months of 1994.

     Service expenses for the third quarter and the nine months ended
September 30, 1995, increased $224,372 and $332,587, respectively, over comparable periods from the prior year. The increase in service expenses is partially attributable to an increase in trunk telephone usage as a result of an increase in the average monthly buy rate (see above) along with the Company serving approximately 2,100,000 more subscribers on the National POP as of September 30, 1995 when compared to September 30, 1994. However, reducing trunk usage expense for the nine months ended September 30, 1995 are credits earned for trunk usage during the first quarter of 1995 in the amount of $173,709 in accordance with the Company's agreement with Sprint. The
Company had earned $50,000 in trunk usage credits during the second quarter of 1994.

     The Company migrated approximately 900,000 subscribers from the regional
POPs to the National POP during the nine months ended September 30, 1995. As of September 30, 1995, the Company was serving approximately 6,700,000 cable subscribers on the National POP compared to approximately 4,600,000 cable subscribers served as of September 30, 1994. The Company had originally planned to have its remaining 400,000 regional POP cable subscribers migrated to the National POP by the end of the third quarter of 1995. This has been rescheduled to the fourth quarter of 1995 as a result of additional time being required to migrate the remaining regional subscribers to the National
POP.  Some regional POP cable customers are reluctant to move to the National
POP because they will be required to pay a monthly data circuit fee which they are not currently paying on the regional POPs.

     The National POP currently requires and the regional POPs had required a substantial purchase of equipment. Depreciation accounted for 16% and 18% of the total operating expenses for the third quarter and nine months ended
September 30, 1995, compared to 21% and 20% for the third quarter and nine months ended September 30, 1994, respectively. For the nine months ended
September 30, 1995, selling and marketing expenses increased 47% and general and administrative expenses increased 56% over the comparable 1994 period.
The increase in selling and marketing expenses is attributable to an increase in commissions of $29,154 as a result of customer additions and contract renewals, an increase in payroll and payroll tax expense of $83,883 as a result of three additional personnel; one for the Pay-Per-View Plus service
(see below), one for the DRTV (see below), and one in connection with the fulfillment of the Company's obligation under its management agreement with Lenfest Networks, Inc. which is prorated between general and administrative expenses and selling and marketing expenses (see below). There was an increase of $22,032 in cable show expense as a result of the Company renting booth space at cable shows to make itself more visible as well as an increase in travel expenses of $24,598 as a result of additional personnel. The increase in general and administrative expenses is due to an increase in payroll and payroll tax expense of $55,188 as a result of additional personnel and salary increases, an increase in office rent and utilities expense of $16,870 as a result of locating to a larger office space during July 1994, and an increase in consulting expenses of $65,587. Of the consulting expense increase, $49,827 is related to computer programming expenses incurred in relation to DRTV development (see below).

     For the nine months ended September 30, 1995, the Company recorded a loss on the disposal of property and equipment of $62,024. This loss was a result of being unable to use or sell excess equipment inventory made available by the retirement of eight regional POPs. The retirement of the eight regional POPs resulted from the migration of customers from the regional POPs to the National POP. As additional regional POPs are retired, the Company will have a surplus of equipment inventory. The Company will need to dispose of this excess equipment if it is unable to obtain a purchaser.

     Total liabilities increased by $1,074,295 along with an increase in total assets of $114,331 for the nine months ended September 30, 1995. The increase in total liabilities was partially due to the Company's draws of a total of $523,733 under funding arrangements with H.F. Lenfest, the Company's principal stockholder ("Mr. Lenfest") plus an increase in accrued interest of $442,389 on outstanding loans from Mr. Lenfest. The increase in assets is attributable to an increase in accounts receivable of $281,864 as a result of increased billings. The Company's number of days for sales in accounts receivable is 51 days for the nine months ended September 30, 1995 compared to 50 days for the nine months ended September 30, 1994. The Company believes the increase of one day is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

     During the nine months ended September 30, 1995, the Company purchased
$537,595 of equipment compared with $1,828,913 purchased during the nine months ended September 30, 1994. Included in the equipment purchases are software enhancements and peripheral equipment for the National POP totaling
$318,447, caller recording software enhancements in the amount of $51,304, which is to be used for the Pay-Per-View Plus service (see below), and $91,033 in software to be used to provide service to Video Jukebox Network, Inc. ("VJN") (see below).

     During October 1993, the Company entered into a Joint Venture with Voice
FX Corporation ("Voice FX").  The name of the Joint Venture was "TelVue-Voice
FX Joint Venture" (the "Partnership"), and the Partnership was doing business as "TelVue FX". The business of the Partnership was to target the cable television subscriber market for direct response type products, order processing and for the sale and/or marketing of products and services, including, but not limited to, coupons, audio-text, information, polling, surveys, fax-back and database marketing (the "Pay-Per-View Plus Service").
The participation percentage for the Partnership was 70% for the Company and 30% for Voice FX. On July 28, 1995, the Company and Voice FX agreed to terminate the Partnership. The Partnership was terminated because the only promotions which the Partnership was handling were pay-per-view industry promotions and the Company is able to market and handle these promotions alone. Under the terms of the Partnership dissolution, the Company must pay to Voice FX 30% of gross revenues received by the Company for the period June
1, 1995, through December 31, 1995, for premium channel upgrade promotions under contracts that Voice FX had originally sold. In addition, the Company must pay to Voice FX 10% of gross revenues received by the Company for the period January 1, 1996, through December 31, 1996, for premium channel upgrade promotions under contracts that Voice FX had originally sold. The
Company had a loss of $45,572 resulting from the write off a loan and interest receivable due from the partnership, net of losses previously recognized on the consolidated financial statements prior to termination.

     The Partnership had revenue of $45,354 for the nine months ended
September 30, 1995, compared to $1,231 for the same period of 1994.  The
Partnership had a net loss of $21,950 for the nine months ended September 30, 1995, compared to a net loss of $67,291 for the nine months ended September
30, 1994. The loss for the nine months ended September 30, 1995, is attributed to payroll, advertising and travel expenses associated with marketing the Pay-Per-View Plus Service. After intercompany adjustments, 70% or $7,918 of the net loss for the nine months ended September 30, 1995, is included in the Company's net loss for the nine months ended September 30, 1995. During the nine months ended September 30, 1995, the Company borrowed from Mr. Lenfest, under the terms of the TelVue Partnership loan, $132,612 to pay for equipment required for use in the Partnership as well as to pay other
Partnership expenses. The Company will continue to utilize the equipment that it previously purchased for use in the partnership for the Company's business operations.

     On September 27, 1994, the Company entered into a service agreement with VJN. The Company acts as a 900 call service bureau to facilitate the ordering, by VJN customers, of music videos on the cable home dish of the VJN customer. Mr. Lenfest has guaranteed the obligation of the Company to remit the funds received by the Company on behalf of VJN under the terms of the service agreement. As of October 23, 1995, Mr. Lenfest has loaned the Company $358,267 for equipment purchases required to provide service to VJN
(the "VJN" loan). Interest on the loan is set at the floating prime rate of PNC Bank, Philadelphia plus 1%. Mr. Lenfest is the Chairman of the Board of
Directors of VJN. He also controls a corporation which is a partner in a partnership which is the principal stockholder of VJN. The Company believes that the terms of the service agreement with VJN are at market rates. The
Company plans to begin service to the VJN cable customers in November 1995.

     The Company has entered into an agreement to provide management services to Lenfest Networks, Inc. ("LNI"), a company wholly-owned by Mr. Lenfest.
LNI owns and operates a personal advertising television video programming service with pay-per-call applications, and does business as "INTRONET". The
Company has authority to perform all services necessary for the management of the business, other than to acquire or dispose of assets, to incur debt other than in the ordinary course of business or to encumber the assets of the business. The Company is compensated in the amount of $10,000 per month plus reimbursement for expenses and costs incurred in performing its management duties. The Company believes the terms of the management agreement with LNI are at market rates.

     The Company is developing a new line of business. The purpose of the business is to provide cable systems with direct response commercials from a number of sources, and then pay the cable operators a percentage of sales generated from the commercials ("DRTV"). The Company is currently providing the service to cable networks, some of which are owned by an affiliate, and plans to eventually have cable systems directly using the service. As of September 30, 1995, the Company has earned $1,975 in service revenue and has incurred $98,366 of expenses in connection with developing the DRTV service
(see discussion above regarding selling and marketing and general and administrative expenses).

     The Company had positive cash flow from operations of $18,304 during the nine months ended September 30, 1995. Ignoring changes in operating assets and liabilities which result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have negative cash flow from operating activities of $52,345 for the nine months ended September 30, 1995, compared to positive cash flow of $43,795 for the nine months ended September 30, 1994. The primarily reason for the decrease in cash flow is due to the additional expenses incurred in relation to the DRTV service (see above).
The Company was able to continue operations without borrowing additional funds for operating activities as a result of Mr. Lenfest agreeing to defer interest payments of $442,389 during the nine months ended September 30, 1995. Mr. Lenfest has agreed to defer interest payments on outstanding borrowings through January 1, 1997, thereby, increasing cash available for operations.

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

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 2, 1989, through December 31,
1993, the Company had borrowed $3,690,000 from Mr. Lenfest under various loan agreements. On March 8, 1994, Mr. Lenfest agreed to loan to the Company up to $1,500,000 for the purchase of additional equipment needed to expand the National POP. Interest on the National Equipment Loan is set at the floating prime rate of PNC Bank plus 1%.
Interest on the National Equipment Loan is to be paid quarterly. At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. As of October 23, 1995, the Company had borrowed $1,471,272 under the terms of the National Equipment Loan. The
Company had paid accrued interest on the National Equipment Loan through September 30, 1994, in the amount of $27,377 with 27,377 shares of Preferred
Stock. As of September 30, 1995, interest in the amount of $134,833 had been accrued, but not paid, on the National Equipment Loan. It has not been determined whether the interest will be paid with shares of preferred stock.
During January 1995, Mr. Lenfest purchased a $541,000 non-interest bearing note from Science Dynamics Corporation. As of October 23, 1995, Mr. Lenfest had loaned $411,173 under the TelVue Partnership Loan and $358,267 under the VJN loan, bringing aggregate borrowings from Mr. Lenfest to $6,471,712.
Interest on $5,019,539 of the borrowings is set at the floating prime rate of PNC Bank plus 1%. Interest on $500,000 of the loan is set at 12%. Interest on $411,173 is set at the floating prime rate of PNC Bank plus 2%. In addition, effective as of March 31, 1995, the Company obtained from Mr.
Lenfest an extension to January 1, 1997, of his prior agreement not to demand cash repayment of his loans or the accrued interest on the loans.

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

     Shares of Common Stock which have had the same beneficial owner since
April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of September 30, 1995, 16,707,225 shares of the Company's Common Stock were entitled to ten votes per share. The remaining 7,087,275 shares of Common
Stock were entitled to one vote per share. Mr. Lenfest owns 12,896,968 shares of Common Stock which are entitled to ten votes per share and 1,660,485 shares of Common Stock that are entitled to one vote per share.

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

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated March 15, 1991 (incorporated by reference to the 1991
       Form 10-K).

3.5 Form of copy of Amendment of Certificate of Incorporation of the Company, filed September 25, 1995.

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

10.5   Form of Credit Agreement between the Company and H.F. Lenfest
       (incorporated by reference to the 1990 Form 10-K).

10.7   Form of Line of Credit Agreement between the Company and H.F. Lenfest
       (incorporated by reference to the 1990 Form 10-K).

10.8 Subordinated Promissory Note, dated November 15, 1994 in the principal amount of $541,000 payable to Science Dynamics Corporation
       (incorporated by reference to the 1994 Form 10K-SB).

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

10.18  Management Agreement, dated March 10, 1995, between the Company and
       Lenfest Networks, Inc (incorporated by reference to the Company's Form
       10Q-SB for the period ended June 30, 1995).

11.    Statement re: Computation of Per Share Earnings (see the Company's
       September 30, 1995 Financial Statement included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:  11/07/95           By:   /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated:  11/07/95            By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)

                                 EXHIBIT INDEX


                                                                  Page No.
                                                                  --------
3.5    Form of copy of Amendment of Certificate of
       Incorporation of the Company, filed September
       25, 1995.




                    CERTIFICATE OF AMENDMENT
                              OF
                  CERTIFICATE OF INCORPORATION
                              OF
                       TELVUE CORPORATION
                      ********************

          TELVUE CORPORATION, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, as amended
(the "Corporation"), DOES HEREBY CERTIFY:

          FIRST: That by Unanimous Written Consent of the Board of Directors of the Corporation resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation, declaring said amendment to be advisable and calling a meeting of the stockholders of the Corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

          RESOLVED, that the Certificate of Incorporation of the Corporation be, and it hereby is, amended by changing the Article thereof numbered
"Fourth" so as to read in full as follows:

          FOURTH:   The total number of shares of stock which the Corporation
shall have authority to issue is 100,000,000 common shares with a par value of one cent ($0.01) per share and 6,900,000 shares of Class A Cumulative
($0.06 semi-annual dividend) Convertible, Redeemable, Payment-in-Kind,
Non-Voting Preferred Stock with a par value of one dollar ($1.00) per share.

          SECOND: That thereafter, pursuant to resolution of its Board of Directors, a meeting of the stockholders of the Corporation was duly called and held, upon notice in accordance with Section 222 of the General
Corporation Law of the State of Delaware, as amended, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

          THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware, as amended.

          FOURTH: That the capital of the Corporation shall not be reduced under or by reason of said amendment.

          IN WITNESS WHEREOF, said Telvue Corporation has caused its corporate seal to be hereunto affixed and this certificate to be signed by Frank J. Carcione, its President, and Irene A. DeZwaan, its Secretary, this day of September, 1995.


                                   TELVUE CORPORATION


                              BY:    /s/Frank J. Carcione
                                   -----------------------------------------
                                   President


(CORPORATE SEAL)

ATTEST:


BY:   /s/Irene A. DeZwaan
     ----------------------------------
     Secretary

