Form 10KSB
period 1995-12-31
TELVUE CORP
filed 1996-03-28
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1995

                      Commission File Number:  0-17170

                              TELVUE CORPORATION

      (Exact name of small business issuer as specified in its charter)

         Delaware                                       51-0299879
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     16000 Horizon Way, Suite 500
       Mount Laurel, New Jersey                            08054
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  609-273-8888
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class

      Common, $0.01 per share par value

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                              -----

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     X
                                               -----

The Issuer's revenue for the fiscal year ended December 31, 1995 was $4,426,221.

The Market Value of voting stock held by non-affiliates of the Issuer at March 1, 1996, based on a per share average bid and asked price of .055 was $502,538.

Number of shares of Issuer's common stock outstanding as of March 1, 1996: 23,794,500 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    _____    _____

ITEM 1.     BUSINESS

GENERAL

      TelVue Corporation, a Delaware corporation (the "Company"), was incorporated on November 26, 1986. Until December 30, 1988, the Company was a wholly-owned subsidiary of Science Dynamics Corporation ("Science"). On that date, the Company's shares of Common Stock were distributed to Science's shareholders of record as of December 30, 1988 on the basis of three shares of the Company's Common Stock for each share of Science's Common Stock then outstanding. The Company is a marketing and operating company primarily selling automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service").

      The Company was incorporated to serve as a special access carrier to test and develop markets for ANI services to both the cable television industry and to other specialized purchasers. ANI equipment permits cable television companies to identify subscribers and specialized program ordering information without any interactive cable system and without any form of operator intervention. ANI consequently permits cable television companies to process special ordering services without the attendant high-manpower requirements or extensive physical plant and facilities that are otherwise required. ANI systems provide an electronic means of recording a subscriber's telephone number together with information as to what program or service was ordered and by whom, permitting cable television companies to then unscramble appropriate signals and permitting the dialing subscribers to view the desired event. At the time of dialing the order, the recognition of the subscriber's telephone number is automatically recorded by the Company's ANI unit, presenting the subscriber with both a confirmation and acknowledgment of receipt of his order. In turn, the automatically recorded information regarding placement of an order can be utilized by cable television companies for purposes of billing for such specialized services.

      Prior to May 1992, the Company's means of servicing its cable television customers was done by installing ANI equipment in each Local Access Transport Area ("LATA") where its cable television customers were located (the "Regional POPs"), and using the local telephone companies to transport its 800 number traffic to the Regional POPs. In May 1992, the Company installed a new POP that is located at the Company's home office in
Mt. Laurel, New Jersey (the "National POP").   The National POP was
established to provide enhanced service features that are not available
with the equipment located at the Regional POPs.   The National POP is able
to serve cable television systems across the United States via trunk lines and data circuits, that it leases from MCI Telecommunications Corporation ("MCI"). The lease expires June 1, 2000. The Company had been leasing its trunk lines and data circuits from Sprint Communications, Inc. ("Sprint"), but switched to the MCI telephone service as a result of receiving a more favorable trunk usage per minute rate. The National POP can service, without installing a new Regional POP, cable television systems which are located in a state or telephone LATA where a regional POP does not exist. The Company can also move all regional cable television systems onto the National POP. As regional cable television systems are moved to the National POP, the Regional POPs will be eliminated. Cable television systems using the National POP are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, and enhanced feature fees.

      As of December 31, 1995, the Company had 9 points of presence of telephone switching equipment ("POPs"), one of which was the Company's National POP. During 1995, the Company retired eleven Regional POPs as a result of migrating the customers from these Regional POPs to the National POP. The equipment located at the Regional and National POPs is owned and installed by the Company. The Company had contracts to provide service to 438 cable television systems, serving approximately 7.2 million subscribers, as of December 31, 1995.

      The Company's contracts with cable television system operators cover the provision of ANI order entry services at a specified rate per subscriber order. Monthly charges are due and payable to the Company within twenty days of the end of each month. Generally, the contracts carry an initial term of three years with automatic renewal unless a party gives notice of non-renewal prior to the renewal date. Generally, the contracts are terminable at will upon ninety days prior notice (subject to applicable cancellation fees). Each contract is also terminable upon default by a party or upon sale or transfer of the business or assets of the cable operator. In addition, the contract is also assignable upon the sale or transfer of the business or assets of the cable operator.

      The Company's business is oriented principally to the provision of services, and it does not engage in the manufacture of equipment required
to provide its services.   Through December 31, 1995, the Company has
purchased its required ANI equipment for the National POP from Syntellect Network Systems, Inc. ("Syntellect"). Syntellect has purchased a competitor of the Company and, as a result, the Company is evaluating alternative sources for future equipment purchases. The Company previously has purchased its required ANI equipment for the Regional POPs from Science. During 1995, the Company purchased no equipment from Science.

      During October 1993, the Company entered into a Joint Venture with Voice FX Corporation ("Voice FX"). The name of the Joint Venture was "TelVue-Voice FX Joint Venture" (the "Partnership"), and the Partnership did business as "TelVue FX." The business of the Partnership was to target the cable television subscriber market for direct response type products, order processing and for the sale and/or marketing of products and services, including, but not limited to, coupons, audio-text, information, polling, surveys, fax-back and database marketing (the "Pay-per-view Plus Service"). The participation percentage for the Partnership was 70% for the Company and 30% for Voice FX. On July 28, 1995, the Company and Voice FX agreed to terminate the Partnership. The Partnership was terminated because the only promotions that the Partnership was handling were pay-per-view industry promotions and the Company is able to market and handle these promotions alone. Under the terms of the Partnership dissolution, the Company must pay to Voice FX 30% of gross revenues received by the Company for the period June 1, 1995 through December 31, 1995, for premium channel upgrade promotions under contracts that Voice FX had originally sold. In addition, the Company must pay to Voice FX 10% of gross revenues received by the Company for the period January 1, 1996, through December 31, 1996, for premium channel upgrade promotions under contracts that Voice FX had originally sold.

      On September 27, 1994, the Company entered into a service agreement with Video Jukebox Network, Inc. ("VJN"). The agreement provides that the Company will act as a 900 call service bureau to facilitate the ordering, by VJN customers, of music videos on the cable or home dish of the VJN customer. Mr. H. F. Lenfest, the majority stockholder of the Company and an affiliate of VJN ("Mr. Lenfest"), has guaranteed the obligation of the Company to remit the funds received by the Company on behalf of VJN under the terms of the service agreement. Mr. Lenfest is the Chairman of the Board of Directors of VJN. He also controls a corporation which is a partner in a partnership which is the principal stockholder of VJN. The Company believes that the terms of the service agreement with VJN are at market rates. As of March 1, 1996, Mr. Lenfest has loaned the Company $358,267 to purchase equipment and software needed to provide service to VJN (the "VJN Loan"). Interest on the VJN loan is set at the prime interest rate of PNC Bank plus 1%. The Company's had originally planned to begin providing service to VJN cable subscribers during May 1995. This has been rescheduled to June 1996, as a result of software development problems that now appear to be solved.

      The Company had an agreement to provide management services to Lenfest Networks, Inc. ("LNI"), a company wholly-owned by Mr. Lenfest. LNI owned and operated a personal advertising television video programming service with pay-per-call applications, and did business as "INTRONET".
The Company had authority to perform all services necessary for the management of the business, other than to acquire or dispose of assets, to incur debt other than in the ordinary course of business or to encumber the assets of the business. During 1995, the Company was compensated in the amount of $10,000 per month. During 1996, the Company was to be compensated in the amount of $12,000 per month plus reimbursement for expenses and costs incurred in performing its management duties. The Company believes the terms of the management agreement with LNI were at market rates. The Company has been informed that LNI is ceasing business as of March 31, 1996, and, as a result, the Company will no longer provide management services.

     The Company is developing a new line of business to provide cable systems with direct response commercials from a number of sources ("DRTV"). Cable operators would receive a percentage of sales generated from the commercials. The Company is currently providing the service to cable networks, some of which are owned by an affiliate, and plans eventually to have cable systems directly using the service. During the initial test phase in November 1995 and December 1995, the Company proved its ability to acquire and distribute direct response commercials in addition to tracking sales by commercial and location. It remains to be seen, however, whether enough cable operators will participate to generate the revenue necessary to make this line of business profitable.

      For information regarding the Company's revenue, operations and assets, please refer to the Company's financial statements included at Item 7 of this Report.

LICENSES

      The Company has purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Syntellect. The Company possesses a perpetual, no charge license for the pay per view application software residing on the SARUs it currently owns and for any future SARUs purchased. The Company also holds a perpetual, no charge license for the HP it purchased from Syntellect.

      The Company believes Syntellect agreed to a perpetual no charge license for the pay-per-view application software residing on the SARUs and HP because the Company committed and purchased ten (10) SARUs from Syntellect during 1994. The Company purchased no SARUs from Syntellect during 1995 and has purchased one (1) SARU during February 1996. The Company did however, purchase other peripheral hardware and software modifications from Syntellect during 1995. There is no affiliation between the Company and Syntellect other than a customer and supplier relationship.

     The Company also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services. The Company holds a nonexclusive license to use the Science Patent. The Company believes that all of its pay-per-view ordering services are performed in accordance with the procedures set forth in the Science Patent. As a result of the potential claims described below under "Legal Proceedings", the Company believes the Science Patent may be material to its ability to continue operations or to continue operations without incurring significant license fees which may have a material and adverse affect on the Company's financial condition. (See "Legal Proceedings", below.)

MARKETING OF SERVICES

      Sales of the Company's services to date have been made to operating cable television companies with a broad geographical distribution. Relations with all customers are good.

      The Company's business is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services are the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. The Company believes its services resolve these pay-per-view ordering problems. As of December 31, 1995 approximately 11% of the Company's annual service revenue was attributable to affiliates of Tele-Communications, Inc. and 14% of the Company's annual revenue was attributable to affiliates of Continental Cablevision. These percentages may vary as contracts with additional cable companies are concluded and the pay-per-view service is expanded by existing customers of the Company and as pay-per-view acceptance increases by consumers.

COMPETITION

      The cable industry, because of government reregulation rules, regards pay-per-view as a service with good incremental revenue potential and therefore has instituted more aggressive marketing plans. Direct competitors have significantly accelerated their own marketing programs to
make available ANI services.   There are other competing methods of
providing pay-per-view services which include: the manual method (where customer service representatives take orders by means of traditional telephone call servicing); audio response units (which interact with customers calling in who have touch-tone service); and cable communications devices, which include equipment installed at the customer's location and at the offering cable company's office which permit direct communication through a two-way cable plant. The manual method, audio response units and cable communications devices require, in the Company's view, substantial capital or operating costs when compared to ANI. The Company, through its digitally based National POP, now offers ARU-like features while retaining the speed of ANI processing. The Company believes these new features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start time and channel appearance ("Title Speak"), place the Company as a state-of-the-art provider of automated pay-per-view order processing. The Company has a reputation for 24 hour customer service and reliability of near zero down time, particularly under heavy load. During 1996, the Company is planning an aggressive advertising campaign to promote its National POP as the most reliable, feature laden pay-per-view order processing service available.

EMPLOYEES

      At December 31, 1995, the Company had 17 full-time employees. Additional personnel will be added as the Company's business develops and as circumstances require.

BACKLOG

      The Company's revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming service or for other services transmitted through its equipment. As a result, no form of backlog exists, other than as represented by accumulated service charge income which has yet to be paid to the Company.

RESEARCH AND DEVELOPMENT

      During 1995, the Company spent $63,429 in research and development to develop software required to provide the DRTV service (see Description of Business and Management's Discussion and Analysis or Plan of Operation).

ITEM 2.     PROPERTIES

      The Company leases office space of approximately 8,700 square feet in the Mt. Laurel, New Jersey, Horizon Way Corporate Center.. The lease expires May 31, 1999. The office space is used to house the National POP equipment as well as the Company's present executive, sales, secretarial and technical support personnel.

ITEM 3.     LEGAL PROCEEDINGS

      In July 1995, a former employee threatened litigation against the Company for Age Discrimination in Employment, violation of the Americans With Disabilities Act, the new Jersey Law Against Discrimination, breach of contract and the implied covenant of good faith and fair dealings. Due to a non-work-related auto accident, the employee was placed on medical leave of absence. Approximately one year later, the Company informed the employee that the Company could no longer continue his medical leave of absence and terminated the employee. The Company subsequently received correspondence from attorneys for the employee rejecting the Company's offer of a severance package and demanding $400,000 in commissions, unpaid salary, stock options and other benefits. The Company believes the employee's claims are without merit and intends to vigorously defend any action brought against the Company.

      On December 19, 1995, the company received a letter from intellectual property counsel to Tele-Communications, Inc. ("TCI") informing the Company that (i) TCI had received a demand from a person asserting that certain activities involved in TCI's delivery of cable services, including delivery of pay-per-view services, to its subscribers may infringe certain patents held by the person; and (ii) TCI would seek indemnification under its contract dated April 24, 1995 with the Company should it become necessary. The Company believes that all of its pay-per-view ordering services are performed in accordance with the procedures set forth in the Science Patent. The Company is unable at the present time to determine what, if any, liability it may have to TCI or to the person claiming infringement of such person's patents. The Company has engaged special patent counsel to advise the Company of the Company's rights under the Science Patent.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for the Company's common stock for the two most recent fiscal years, as reported by Herzog, Heine & Geduld Inc., the principal market-maker with respect to the Company's Common Stock, is as follows:

      QUARTER 1995                          HIGH                    LOW

        First                               $.06                   $.03

        Second                              $.06                   $.03

        Third                               $.07                   $.05

        Fourth                              $.05                   $.05


      QUARTER 1994

        First                               $.19                   $.19

        Second                              $.19                   $.19

        Third                               $.19                   $.06

        Fourth                              $.06                   $.03

      As of March 1, 1996, there were 430 holders of record of the Common Stock of the Company.

      The Company has paid no cash dividends since its incorporation. The Company intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its Common Stock in the foreseeable future. Holders of the Common Stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

      Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of December 31, 1995, 16,725,681 shares of the Company's Common Stock were entitled to 10 votes per share. The remaining 7,068,819 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 12,896,968 shares of Common Stock which are entitled to ten votes per share and 1,660,485 shares of Common Stock that are entitled to one vote per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company's net loss was $1,045,716 for the fiscal year ended December 31, 1995, compared to $937,688 for the fiscal year ended December 31, 1994. Service revenues for the 1995 fiscal year increased $1,003,286 over 1994. The growth in service revenues is partially attributable to the Company serving approximately 500,000 more cable subscribers for the fiscal year ended December 31, 1995 versus December 31, 1994. The increase is also attributable to an increase in the average monthly buy rate from 19.6% for the year ended December 31, 1994 to 23.3% for the year ended December 31, 1995. The Company has been experiencing a continuing upward trend in annual buy rates. The average monthly buy rate during 1993 was 18.4% The service revenue increase is also a result of installation and data circuit income of $423,219 for 1995, compared to $280,167 for 1994. In addition, the Company had National POP feature revenue of $377,147 and $144,374 for the years ended December 31, 1995 and 1994, respectively. The Company had Pay-per-view Plus revenue of $192,694 and $1,591 for the years ended December 31, 1995 and 1994, respectively. The installation and data circuit revenue as well as the feature revenue are a result of the migration of additional customers from the Regional POPs to the National POP as well as the addition of new customers to the National POP. The Pay-per-view Plus revenue increased over 1994 because the Pay-per-view Plus service was still being tested during the majority of 1994.

       Service expenses for the year ended December 31, 1995, increased $467,273 from the comparable 1994 period. The increase in service expenses for the year is attributable to an increase in trunk usage expense of $531,422 as a result of an increase in the average monthly buy rate (see above) along with the Company serving approximately 1,500,000 more subscribers on the National POP as of December 31, 1995 when compared to 1994. There was a decrease of $85,663 in trunk facility access expenses as a result of the retirement of eleven Regional POPs (see below).

       The Company migrated approximately 1,000,000 subscribers from the regional POPs to the National POP during the twelve months ended December 31, 1995. As of December 31, 1995, the Company was serving approximately 6,900,000 cable subscribers on the National POP compared to approximately 5,400,000 cable subscribers served as of December 31, 1994. The Company had originally planned to have its remaining 300,000 Regional POP cable subscribers migrated to the National POP by December 31, 1995. This has been rescheduled to the second quarter of 1996. Some Regional POP cable customers are reluctant to move to the National POP because they will be required to pay a monthly data circuit fee that they are not currently paying on the regional POPs.

      The National POP currently requires and the Regional POPs had required a substantial purchase of equipment by the Company. Depreciation accounted for 18% of the total operating expenses for the year ended December 31, 1995, compared to 20% for the year ended December 31, 1994. For the year ended December 31, 1995, selling and marketing expenses increased 31% and general and administrative expenses increased 43% over the comparable 1994 period. The increase in selling and marketing expenses is primarily attributable to an increase in payroll and payroll tax expense of $75,560 as a result of three additional personnel; two for the Pay-per-view Plus service (see below), and one for the DRTV service (see below). There was an increase of $25,967 in cable show expense as a result of the Company renting booth space at cable shows to make itself more visible as well as a increase in travel expenses of $17,177 as a result of the
additional personnel.   The increase in general and administrative expenses
is due to an increase in payroll and payroll tax expense of $116,997 as a result of salary increases and the addition of one staff member to fulfill the Company's obligation under its management agreement with LNI (see Description of Business). The management services will cease as of March 31, 1996, thereby causing a decrease in 1996 in expenses related to managing LNI as well as a decrease in management revenue. There was an increase in rent and utilities of $15,697 as a result of locating to a larger office space during July 1994, and an increase in travel expenses of $9,246 as a result of the additional staff member.

      For the year ended December 31, 1995, the Company recorded a loss on the disposal of property and equipment of $73,525. This loss was a result of being unable to use or sell excess equipment inventory made available by the retirement of eleven regional POPs. The retirement of the eleven regional POPs resulted from the migration of customers from the regional POPs to the National POP. As the remaining eight regional POPs are retired, the Company will have a surplus of equipment inventory. The Company will need to dispose of this excess equipment if it is unable to obtain a purchaser.

      Total liabilities increased $1,265,196 along with a decrease in total assets of $27,655 for the year ended December 31, 1995. The increase in total liabilities was primarily a result of the Company's draws of a total of $578,733 under funding arrangements with Mr. Lenfest, plus an increase in accrued interest of $456,491 on outstanding loans from Mr. Lenfest and an increase in preferred stock issued to Mr. Lenfest in the amount of $501,018. The decrease in assets is attributable to writing off obsolete property and equipment (see above). The Company's days for sales in accounts receivable is 52 days for the year ended December 31, 1995 compared to 45 days for the year ended December 31, 1994. The Company believes the increase of 7 days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      During the year ended December 31, 1995, the Company purchased $579,878 of equipment compared with $2,415,631 purchased during year ended December 31, 1994. Included in the 1995 equipment purchases are software enhancements and peripheral equipment for the National POP totaling $434,891, caller recording software enhancements in the amount of $53,954 that is to be used for the Pay-per-view Plus service, and $91,033 in software to be used to provide service to VJN.

      The TelVue FX Partnership, that was terminated on July 28, 1995 (see Description of Business), had revenue of $45,354 for the year ended December 31, 1995, compared to $1,591 for 1994. The Partnership had a net loss of $21,950 for the year ended December 31, 1995 compared to a net loss of $120,409 for the year ended December 31, 1994. The loss for the year ended December 31, 1995, is attributed to payroll, advertising and travel expenses associated with marketing the Pay-per-view Plus service. After intercompany adjustments, 70% or $7,918 of the net loss is included in the Company's net loss for the year ended December 31, 1995. The Company also incurred a loss of $45,572 resulting from the write off of a loan and interest receivable due from the Partnership, net of losses previously recognized on the consolidated financial statements prior to termination. During 1995, the Company borrowed from Mr. Lenfest, under the terms of the TelVue Partnership Loan, $132,612 to pay for equipment required for use in the Partnership as well as to pay other Partnership expenses. The Company will utilize the equipment that it purchased for use by the Partnership for the Company's business operations.

      The DRTV service (see Description of Business) generated revenue of $10,351 and expenses of $137,063 for the year ended December 31, 1995. The expenses included $10,473 for cable operator commissions and production costs, $62,021 for payroll and payroll taxes and benefits, and $63,429 in research and development required for software development for the DRTV service.

       The Company had positive cash flow from operations of $47,131 during the year ended December 31, 1995. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have negative cash flow from operating activities of $97,730 for the year ended December 31, 1995, compared to negative cash flow of $35,894 for the for the year ended December 31, 1994. The primary reason for the decrease in cash flow is due to the additional expenses incurred in relation to the DRTV service (see above). The Company was able to continue operations as a result of Mr. Lenfest agreeing to defer cash interest payments of $591,324 during the year ended December 31, 1995. Mr. Lenfest has agreed to defer cash interest payments on outstanding borrowings through January 1. 1997, thereby increasing cash available for operations.

      The Company's 1996 budget indicates that the Company will have sufficient cash flow to meet operating expenses for its pay-per-view core business through 1996 as long as Mr. Lenfest continues to allow the deferment of principal and interest. The 1996 budget also anticipates insufficient availability of cash during the first half of 1996 to purchase two additional SARUs that are required to meet the Company's growing cable
subscriber base.   Mr. Lenfest has therefore, agreed to fund the purchase
of two additional SARUs during 1996 (the "SARU Loan").   It has been orally
agreed that interest on the SARU Loan is to be set at the floating prime interest rate of PNC Bank plus 1%. During February 1996, the Company borrowed from Mr. Lenfest $143,000 to purchase one SARU under the terms of the SARU Loan.

      The Company believes that increases in accrued interest under the loans from Mr. Lenfest do not have a direct material effect on operations or continued availability of credit. Cash flow from operations is sufficient to fund current operations but is insufficient to fund debt repayment or necessary capital expenditures. At present, the only source of financing available to the Company is from Mr. Lenfest, who has agreed to fund specified additional necessary capital expenditures. The Company believes its suppliers look primarily to the Company's timely payment of outstanding invoices. Historically, the Company has paid all the suppliers it deals with on a timely basis and, therefore, the cash flow from operations has no effect on the Company's availability of credit from key suppliers of goods and services. The payment terms with Syntellect, the Company's major equipment supplier, vary based upon the terms the Company negotiates with Syntellect. The negotiated terms are affected by the equipment purchased, the date by which the equipment is needed and the Company's ability to pay. The negotiated payment terms range from net 30 days to net 90 days or to installment payments over a period of months.
The payment terms for the Company's equipment supplier of peripheral equipment, Dacon Corporation, is net 30 days.

      Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock (see Note 10 of the 1995 financial statements of the Company, for a description of the Preferred Stock) to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 2, 1989, through December 31, 1993, the Company had borrowed $3,690,000 from Mr. Lenfest under various loan agreements. On March 8, 1994, Mr. Lenfest agreed to loan to the Company up to $1,500,000 for the purchase of additional equipment needed to expand the National POP. Interest on the National Equipment Loan is set at the floating prime interest rate of PNC Bank plus 1%. Interest on the National Equipment Loan is to be paid quarterly. At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. As of March 1, 1996 the Company has borrowed $1,471,272 under the terms of the National Equipment Loan. Interest due on the National Equipment Loan through September 30, 1995, in the amount of $162,210 has been paid with 162,210 shares of Preferred Stock. On December 22, 1995, the Company borrowed $55,000 from Mr. Lenfest to meet advertising expenses and programming expenses that were not budgeted for 1995 (the "Advertising Loan"). It has been orally agreed that interest on the Advertising Loan is
set at the floating prime interest rate of PNC Bank plus 1%.   During
January 1995, Mr. Lenfest purchased a $541,000 non-interest bearing note from Science Dynamics Corporation. As of March 1, 1996, Mr. Lenfest had loaned $411,173 under the TelVue Partnership Loan, $358,267 under the VJN loan and $143,000 under the SARU loan, bringing aggregate borrowings from Mr. Lenfest to $6,669,712. Interest on $5,217,539 of the borrowings is set at the floating prime interest rate of PNC Bank plus 1%. Interest on $500,000 of the loan is set at 12%. Interest on $411,173 is set at the floating prime interest rate of PNC Bank plus 2%. In addition, effective as of March 31, 1995, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1997.

      The Company's ability to fund its operating expenses is directly related to the cable industry's buy rates and, therefore, is volatile. The Company is also dependent upon the deferral of principal and interest payments due to Mr. Lenfest in order to fund its operations. Since the Company's cash flow is subject to factors over which the Company has no control, there can be no assurance that the Company will continue to fund its operations without seeking outside financing. Should the Company require funding in the future for operations, it will seek additional
financing from Mr. Lenfest and other sources.   In the event Mr. Lenfest
should decide to terminate funding, for either equipment purchases or future operations, the Company will seek additional funds from third parties, although there can be no assurance that such funds will be available or will be available on terms that are acceptable to the Company. The Company has been unable to obtain such funding in the past. In the event that the Company is unable to secure additional needed funds, the Company will take actions necessary to continue operations with the funds available, including, without limitation, reducing capital expenditures for existing POPS and downsizing the work force. If additional needed funds do not become available, unless the Company is able to continue to achieve positive cash flow on a consistent basis, it will not be able to continue its business operations.

ITEM 7.     FINANCIAL STATEMENTS

      See Item 13 for a list of financial statements.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements of any nature at any time with the Company's auditors with regard to any aspect of the Company's statements, its financial disclosure or its accounting practices.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

      The following table sets forth certain information as of December 31, 1995 with respect to each of the Company's directors and officers.

                                            POSITION(S) WITH       DIRECTOR
NAME                          AGE             THE COMPANY           SINCE

H.F. (Gerry) Lenfest          65            Chairman of the          1989
                                            Board and Director

Frank J. Carcione             55            President,               1990
                                            Chief Executive
                                            Officer, and Director

Carl J. Cangelosi             53            Director                 1990

Robert Lawrence               37            Director                 1990

Donald L. Heller              50            Director                 1993

Thomas J. Fennell             34            Director                 1995

Irene A. DeZwaan              32            Secretary/Treasurer      1993

Joseph M. Murphy              41            Executive Vice           1994
                                            President of Sales
                                            & Operations

      All directors serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. All officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE

      H. F. Lenfest is the President, CEO and a director of Lenfest Communications, Inc. and each of its subsidiaries (the "Lenfest Group"). The Lenfest Group of companies are engaged in operating cable television systems, providing cable advertising and programming. Mr. Lenfest's principal occupation since 1974 has been President and CEO of Lenfest Communications, Inc. and The Lenfest Group of companies. He is a director of Video Jukebox Networks, Inc.

      Frank J. Carcione became the Executive Vice President, Treasurer and Director of the Company in May 1990, and was elected President and Chief Executive Officer in May 1991. From August 1989 to May 1990, he held the position of Vice President (marketing, sales, pay-per-view and franchise relations) with Garden State Cablevision, L.P., a New Jersey cable television operator. From November 1980 until August 1989, he held the same position with New York Times Cable TV, the predecessor to Garden State Cablevision, L.P.

       Carl J. Cangelosi has been the President of MicroNet, Inc. a provider of video, voice and data transmission services, since October 1990. MicroNet, Inc., is a wholly-owned subsidiary of Suburban Cable TV Co. Inc., a Pennsylvania cable television company ("Suburban"). Suburban is a wholly-owned subsidiary of Lenfest Communications, Inc. Prior to assuming his current position, Mr. Cangelosi was, from October 1989 to October 1990, a management consultant of communications services. From September 1976 through September 1989, Mr. Cangelosi was general counsel of GE American Communications, Inc., a provider of satellite communications services.

       Robert Lawrence is a Executive Vice President of Suburban. Mr. Lawrence has been a Executive Vice President since January 1, 1996. From March 1992 to January 1, 1996, Mr. Lawrence was Vice President and General Manager of Suburban. Mr. Lawrence was General Manager of Suburban from 1982 to March 1992.

      Donald L. Heller has been a Vice President of Lenfest Communications, Inc. since March 1993. Prior to assuming his current position, Mr. Heller was, from June 1984 to January 1993, the Vice President and General Manager of Sports Channel Prism Associates, a regional cable television service that provides movies and professional sports.

     Thomas J. Fennell has been the Vice President of Affiliate Sales and Marketing for Starnet, Inc., a provider of marketing services to the cable industry, since October 1994. Starnet, Inc. is a wholly-owned subsidiary of Lenfest Communications, Inc. Prior to assuming his current position, Mr. Fennell was Vice President of Affiliate Sales Eastern Region for Black Entertainment Television/Action pay-per-view from April 1992 to October 1994. From January 1989 through April 1992, Mr. Fennell was Director of Affiliate Sales for Sports Channel America, a basic cable network.

      Irene A. DeZwaan, CPA, became the Manager of Finance and Administration of the Company in November 1990, and was elected Secretary and Treasurer in July 1993. From September 1988 through November 1990, Ms. DeZwaan was self-employed as an accountant. Ms. DeZwaan was employed by Shotz, Miller & Glusman, P.C., a certified public accounting firm, from September 1986 through 1988.

    Joseph M. Murphy is the Executive Vice President of Sales and
Operations of the Company. Mr. Murphy was appointed to this position during September 1994. Prior to this appointment, Mr. Murphy had been Vice President of Sales since joining the Company in 1986.

ITEM 10.    EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

NAME AND                                            ANNUAL COMPENSATION
PRINCIPAL POSITION            YEAR        SALARY         COMMISSIONS

Frank J. Carcione             1995        108,000                -
CEO                           1994        104,102                -
                              1993         87,203                -

Joseph Murphy                 1995         81,623              30,461
Executive Vice President      1994         71,523               6,495
of Sales & Operations         1993         65,807              23,486

       AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                         AND FY-END OPTION VALUES


                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
                         ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE

Frank J. Carcione
CEO                      -           -             -                  -


Joseph M. Murphy         -           -           15,000            $825(1)

      The Directors of the Company receive no compensation.

(1) Value calculated based upon the average of the bid and ask price on such dates.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 1, 1996, certain information with respect to each person who was known to the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F (Gerry) Lenfest               61,359,424 (2)                86.9% (2)
202 Shoemaker Road
Pottstown, PA  19464
Chairman of the Board and Director

(1) As of March 1, 1996, 23,794,500 shares of Common Stock were outstanding.

(2)   Includes 16,886,811 shares of Common Stock issuable upon conversion
      of Preferred Stock owned by Mr. Lenfest.   Includes Warrants to
      acquire up to 29,915,160 additional shares of Common Stock. Does not include principal or accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock. Also does not include accrued interest, as of December 31, 1995, on the National Equipment Loan, which the Company may elect to pay in shares of Preferred Stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of March 1, 1996, certain information with respect to the Common Stock beneficially owned by the directors and executive officers of the Company and by all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel, NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F. (Gerry) Lenfest              61,359,424  (2)               86.9% (2)
Chairman of the Board
and Director

Joseph M. Murphy                      90,000  (3)                 .4%
Executive Vice President
of Sales and Operations

All Directors and                 61,476,224 (2) (3) (4)        87.1%
Officers as a Group
(8 Persons)

(1) As of March 1, 1996, 23,794,500 shares of Common Stock were outstanding.

(2)   Includes 16,886,811 shares of Common Stock issuable upon conversion
      of Preferred owned by Mr. Lenfest.   Includes Warrants to acquire up
      to 29,915,160 additional shares of Common Stock. Does not include principal or accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock. Also does not include accrued interest, as of December 31, 1995, on the National Equipment Loan, which the Company may elect to pay in shares of Preferred Stock.

(3) Includes 15,000 shares issuable to Joseph M. Murphy upon exercise of currently exercisable stock options held by Mr. Murphy.

(4) Includes 3,000 shares issuable to Randy Gilson upon exercise of currently exercisable incentive stock options held by such person. Though designated an officer, he does not have a policy making role with the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 1995, the Company was indebted to Mr. Lenfest in the principal amount of $6,526,712.(See Management's Discussion and Analysis or Plan of Operation and Note 7 of the 1995 financial statements of the Company).

      During 1995, the Company entered into an agreement to provide management services to Lenfest Networks Inc., a company wholly-owned by Mr. Lenfest. (See Description of Business, Management's Discussion and Analysis or Plan of Operation, and Note 13 of the 1995 financial statements of the Company).

      The Company provided its ANI services to subsidiaries of Lenfest Communications, Inc. ("LCI"), a company operating under the control of Mr. Lenfest.. The Company recognized revenues of approximately $190,000 from LCI subsidiaries during 1995. (See Note 13 of the 1995 financial statements of the Company).

      Other related transactions are described in Notes 10 and 13 of the 1995 financial statements of the Company.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON
            FORM 8-K

FINANCIAL STATEMENTS

      Independent Auditor's Report dated March 21, 1996.

      Consolidated Balance Sheets as of December 31, 1995 and 1994.

      Consolidated Statements of Operations for the years ended December 31, 1995 and 1994.

      Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1995 and 1994.

      Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994.

      Notes to Consolidated Financial Statements.

REPORT ON FORM 8-K.

      None.

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

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated March 15, 1991 (incorporated by reference to the 1991 Form 10-K).

3.5 Form of copy of Amendment of Certificate of Incorporation of the Company, filed September 25, 1995 (incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 1995, (the September 30, 1995 Form 10-QSB)).

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

10.5 Form of Credit Agreement between the Company and H.F. Lenfest (incorporated by reference to the 1990 Form 10-K).

10.7 Form of Line of Credit Agreement between the Company and H.F. Lenfest (incorporated by reference to the 1990 Form 10-K).

10.8 Subordinated Promissory Note, dated November 15, 1994 the principal amount of $541,000 payable to Science Dynamics Corporation.

10.10 Letter Agreement dated November 8, 1990 between Science Dynamics Corporation and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K for November 16, 1990).

10.11 Loan Agreement dated December 24, 1991, between the Company and H.F. Lenfest (incorporated by reference to the 1991 Form 10-K).

10.12 General Partnership Agreement of TelVue-Voice FX Joint Venture dated October 12, 1993 (incorporated by reference to the September 30, 1993 Form 10Q-SB).

10.13 Letter effective March 31, 1995, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1997. (Incorporated by reference to the Company's Form 10Q-SB for the period ended March 31, 1995).

10.14 Lease Agreement for office space and the First Amendment to Lease dated March 30, 1994, between the Company and Bloom Associates (incorporated by reference to the 1994 Form 10-KSB).

10.15 Maximum Value Plan Agreement dated January 27, 1994, between Sprint Communications Company, L.P. and the Company (incorporated by reference to the Company's Form 10Q-SB for the period ended September 30, 1994, (the September 30, 1994 Form 10Q-SB)).

10.16 Addendum to Clarity Maximum Value Plan Agreement dated March 3, 1994, between Sprint Communications Company, L.P. and the Company (incorporated by reference to the September 30, 1994 Form 10Q-SB).

10.17 Service Agreement dated September 27, 1994, between Video Jukebox Network, Inc., and the Company (incorporated by reference to the September 30, 1994 Form 10Q-SB).

10.18 Management Agreement, dated March 10, 1995, between the Company and Lenfest Networks, Inc., (incorporated by reference to the Company's Form 10Q-SB for the period ended June 30, 1995 (the June 30, 1995 Form 10Q-SB)).

11. Statement re: Computation of Per Share Earnings (see the Company's 1995 Financial Statement included herein).

                                       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TELVUE CORPORATION


DATED: 3/25/96                    By:   /s/Frank J. Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED: 3/25/96                    By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE


--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Frank J. Carcione                Director                  3/25/96
--------------------------------
Frank J. Carcione

/s/Carl J. Cangelosi                Director                  3/25/96
--------------------------------
Carl J. Cangelosi

/s/Robert Lawrence                  Director                  3/25/96
--------------------------------
Robert Lawrence

/s/Donald Heller                    Director                  3/25/96
--------------------------------
Donald Heller

/s/Thomas J. Fennell                Director                  3/25/96
--------------------------------
Thomas J. Fennell

                                       TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

   Consolidated Balance Sheets

   Consolidated Statements of Operations

   Consolidated Statements of Stockholders' Deficit

   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
TelVue Corporation


We have audited the balance sheet of TelVue Corporation (a Delaware corporation) as of December 31, 1995 and the consolidated balance sheet of TelVue Corporation and former subsidiary as of December 31, 1994, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 1995 and TelVue Corporation and former subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has incurred losses since its inception, has stockholders' deficit of $7,367,720 as of December 31, 1995, and is unable to make interest payments to the majority stockholder on a current basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 3, the Company dissolved its subsidiary during 1995.



PRESSMAN, CIOCCA & SMITH
Hatboro, Pennsylvania
March 21, 1996

TELVUE CORPORATION AND FORMER SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

                                                     1995           1994
ASSETS                                               ----           ----

CURRENT ASSETS
  Cash and cash equivalents                     $   216,409    $   164,588
  Accounts receivable - trade                       783,588        473,924
  Other receivables                                  15,525         66,346
  Other current assets                                4,219          6,330
                                                -----------    ------------
                  TOTAL CURRENT ASSETS            1,019,741        711,188

PROPERTY AND EQUIPMENT                            5,007,768      5,201,870
  Less accumulated depreciation and amortization  2,198,719      2,057,863
                                                -----------    ------------
                                                  2,809,049      3,144,007

DEPOSITS                                              8,800         10,050
                                                ------------   ------------

                                                $ 3,837,590    $ 3,865,245
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - trade                      $   342,947        136,097
  Accounts payable - equipment                       28,114        581,263
  Accrued expenses                                  247,469         92,151
  Accrued dividends                                    -           119,052
                                                ------------   ------------
                  TOTAL CURRENT LIABILITIES         618,530        928,563

NOTES PAYABLE - MAJORITY STOCKHOLDER              6,526,712      5,406,979

ACCRUED INTEREST - MAJORITY STOCKHOLDER           1,462,576      1,006,085

NOTES PAYABLE - SCIENCE DYNAMICS CORPORATION           -           541,000

MINORITY INTEREST in equity of subsidiary              -           (38,987)

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $1 par value, 6,900,000 and 3,000,000
   shares authorized, respectively, 2,532,895 and
   2,031,877 shares issued and outstanding,
   respectively (liquidation value $2,532,895 and
   $2,150,929, respectively)                      2,532,895      2,031,877

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  and 80,000,000 shares authorized, respectively
  23,794,500 shares issued and outstanding          237,945        237,945
  Additional paid-in capital                      1,515,535      1,515,535
  Accumulated deficit                            (9,056,603)    (7,763,752)
                                                ------------   ------------
                                                 (7,303,123)    (6,010,272)
                                                ------------   ------------
                                                $ 3,837,590    $ 3,865,245
                                                ============   ============
See accompanying notes.

TELVUE CORPORATION AND FORMER SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
December 31, 1995 and 1994

                                                     1995           1994
                                                     ----           ----

REVENUES                                        $ 4,426,221    $ 3,422,935

OPERATING EXPENSES
  Service                                         2,647,485      2,180,212
  Research and development                           63,429           -
  Selling and marketing                             618,263        472,473
  General and administrative                        603,667        422,123
  Depreciation                                      835,474        760,415
                                                -----------    ------------
                                                  4,768,318      3,835,223
                                                -----------    ------------

                  OPERATING LOSS                   (342,097)      (412,288)

OTHER INCOME (EXPENSE)
  Interest expense                                 (591,324)      (384,021)
  Interest income                                       217           -
  Loss on disposal of property and equipment        (73,525)      (177,502)
  Loss on termination of partnership                (45,572)          -
  Minority interest in net loss
  of former subsidiary                                6,585         36,123
                                                ------------   ------------
                                                   (703,619)      (525,400)
                                                ------------   ------------

                  NET LOSS                       (1,045,716)      (937,688)

DIVIDENDS ON REDEEMABLE CONVERTIBLE
  PREFERRED STOCK                                  (247,135)      (226,545)
                                                ------------   ------------
                  NET LOSS AVAILABLE TO
                  COMMON STOCKHOLDERS           $(1,292,851)   $(1,164,233)
                                                ============   ============

                  NET LOSS PER
                  COMMON SHARE                  $      (.05)   $      (.05)
                                                ============   ============

                  WEIGHTED AVERAGE NUMBER
                  OF COMMON SHARE OUTSTANDING   $23,794,500    $23,760,870
                                                ============   ============

See accompanying notes.

TELVUE CORPORATION AND FORMER SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
December 31, 1995 and 1994


                                       Additional                Total
                               Common   Paid-In  Accumulated  Stockholders'
                               Stock    Capital    Deficit      Deficit
                             --------- ---------  -----------  ------------

BALANCE, DECEMBER 31, 1993   $ 236,945 $1,508,285 $(6,599,519) $(4,854,289)

Accrued dividends on
 redeemable convertible
 preferred stock                  -          -       (226,545)    (226,545)
Issuance of common stock
 - stock options                 1,000      7,250        -           8,250
Net loss                          -          -       (937,688)    (937,688)
                             ---------- ---------- ------------ -----------
-

BALANCE, DECEMBER 31, 1994     237,945  1,515,535  (7,763,752)  (6,010,272)

Accrued dividends on
 redeemable convertible
 preferred stock                  -          -       (247,135)    (247,135)
Net loss                          -          -     (1,045,716)  (1,045,716)
                            ---------- ---------- ------------ ------------

BALANCE, DECEMBER 31, 1995   $ 237,945 $1,515,535 $(9,056,603) $(7,303,123)
                            ========== ========== ============ ============

TELVUE CORPORATION AND FORMER SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
December 31, 1995 and 1994

                                                     1995           1994
                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                      $(1,045,716)   $  (937,688)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation                                     835,474        760,415
   Loss on disposal of property and equipment        73,525        177,502
   Loss on termination of partnership                45,572           -
   Minority interest in net loss of former
   subsidiary                                        (6,585)       (36,123)
  Changes in operating assets and liabilities:
   Accounts receivable - trade and other           (258,843)      (136,895)
   Other current assets                               2,111         (1,042)
   Deposits                                           1,250         22,410
   Accounts payable - trade                         206,850        (25,434)
   Accounts payable - equipment                    (553,149)       436,263
   Accrued expenses                                 155,318         56,757
   Accrued interest - majority stockholder          591,324        384,019
                                                -----------    ------------
                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES               47,131        700,184

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (579,878)    (2,415,631)
  Proceeds from sale of property and equipment        5,835          5,846
                                                ------------   ------------
                  NET CASH (USED BY)
                  INVESTING ACTIVITIES             (574,043)    (2,409,785)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable
   - majority stockholder                           578,733      1,683,979
  Debt reduction:
   Notes payable - Science Dynamics Corporation        -           (15,243)
  Issuance of common stock                             -             8,250
                                                ------------   ------------
                  NET CASH PROVIDED
                  BY FINANCING ACTIVITIES           578,733      1,676,986
                                                ------------   ------------
                  NET INCREASE (DECREASE)
                  IN CASH & CASH EQUIVALENTS         51,821        (32,615)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                   164,588        197,203
                                                ------------   ------------
                  CASH AND CASH EQUIVALENTS
                  AT END OF YEAR                $   216,409    $   164,588
                                                ============   ============
See accompanying notes.

TELVUE CORPORATION AND FORMER SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995 and 1994


NOTE 1 - BACKGROUND AND BUSINESS ACTIVITY

TelVue Corporation ("the Company") primarily provides automatic telephone number identification services to the cable television industry throughout the United States for the automated ordering of pay-per-view features and events. The Company was a wholly-owned subsidiary of Science Dynamics Corporation ("SDC") until December 30, 1988, the effective date of the spin-off of the Company's common stock to shareholders of SDC.

As indicated in the accompanying financial statements, the Company has incurred losses since its inception and is unable to make interest payments to the majority stockholder on a current basis. As discussed in Notes 7, 8 and 10, the Company has received additional financing to address its short-term funding needs. Although this financing will provide the Company with working capital in the short-term, the continuation of the Company and the realization of the carrying value of its assets is dependent on improving operating cash flow, achieving a profitable level of operations and obtaining additional sources of long-term financing.

Concentrations of Credit Risk
-----------------------------

The Company grants credit to cable television operators throughout the nation. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry.

The Company maintains cash balances at a financial institution located in the Philadelphia Area. Accounts at this institution are insured by the Bank Insurance Fund up to $100,000. The Company maintains cash balances in excess of the insured amount.

During 1995 and 1994, one customer accounted for 11% and 14% of sales, respectively, and 7% of receivables at December 31, 1995. Another customer accounted for 14% of sales in 1995, and 15% of receivables at December 31, 1995.

Currently, the Company's sole source of financing is the majority stockholder. In the past, the Company has been unable to obtain funding from other third parties on terms that are acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding its financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of TelVue Corporation and the accounts of TelVue-Voice FX Joint Venture, a partnership owned seventy percent (70%) by the Company up until July 28, 1995, when the partnership was terminated. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three (3) months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1995 and 1994. Historically, the Company has experienced virtually no bad debt.

Revenue Recognition
-------------------

The Company recognizes revenue in the month service is provided, net of an estimate for programs not billable by the cable television operator.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization is provided over five years using the straight-line method. Property and equipment consists primarily of operating equipment. For income tax purposes, recovery of capital costs for property and equipment is made using accelerated methods over statutory recovery periods.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Net Loss Per Common Share
-------------------------
The net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period.

NOTE 3 - DISPOSITION OF SUBSIDIARY

During October 1993, the Company entered into a Joint Venture with Voice FX Corporation ("Voice FX"). The name of the Joint Venture was "TelVue-Voice
FX Joint Venture" (the "Partnership"). The business of the Partnership was to target the cable television subscriber market for direct response type products, order processing and for the sale and/or marketing of products and services. The participation percentage for the Partnership was seventy percent (70%) for the Company and thirty percent (30%) for Voice FX. On
July 28, 1995, the Company and Voice FX agreed to terminate the Partnership. Under the terms of the Partnership dissolution, the Company must pay to Voice FX thirty percent (30%) of gross revenues received by the Company for the period June 1, 1995 through December 31, 1995, for premium channel upgrade promotions under contracts that Voice FX had originally sold. In 1995, this expense amounted to $4,388 and has been included with service expense. In addition, the Company must pay to Voice FX ten percent (10%) of gross revenues received by the Company for the period January 1, 1996, through December 31, 1996, for premium channel upgrade promotions under contracts that Voice FX had originally sold. The Company incurred aloss of $45,572 from the write-off of the loan and interest receivable due from the Partnership, net of losses previously recognized on the consolidated financial statements prior to termination. The Company is continuing to provide the services that were previously offered under the Partnership.

NOTE 4 - SUPPLEMENTARY DISCLOSURES TO STATEMENT OF CASH FLOWS

Cash paid during the year for:
                                                  1995        1994
                                                 -------     -------

Interest                                         $  -        $  215
                                                 =======     =======

Income taxes                                     $  -        $   -
                                                 =======     =======

Noncash Investing and Financing Transactions
--------------------------------------------

The Company accrued dividends on its redeemable convertible preferred stock of $247,135 and $226,545 in 1995 and 1994, respectively. In 1995, the
Company issued 366,185 shares of redeemable convertible preferred stock in payment of one semi-annual 1994 dividend and both semi-annual 1995 dividends. In 1994, the Company issued 212,949 shares of redeemable convertible preferred stock in payment of one semi-annual 1993 dividend and one semi-annual 1994 dividend. In 1995 and 1994, the Company issued 134,833 and 27,377 shares, respectively, of redeemable convertible preferred stock in payment of interest on a line of credit.

NOTE 5 - NEW BUSINESS

On September 27, 1994, the Company entered into a service agreement with Video Jukebox Network, Inc. ("VJN"). The Company will act as a 900 call service bureau to facilitate the ordering of music videos by VJN customers. The Company borrowed approximately $350,000 from the majority stockholder to purchase equipment to provide this service. The majority stockholder is the Chairman of the Board of Directors of VJN. He also controls a corporation which is a partner in a partnership which is the principal stockholder of VJN. The Company believes that the terms of the service agreement are at market rates.

On March 10, 1995, the Company entered into an agreement to provide management services to Lenfest Networks, Inc. ("LNI"), a company wholly-owned by the majority stockholder. LNI owns and operates a personal advertising television video programming service with pay-per-call applications. The Company is compensated in the amount of $10,000 per month plus reimbursement for expenses and costs incurred in performing its management duties. The Company believes that the terms of the management agreement are at market rates. The Company has been informed that LNI is restructuring and downsizing its business, and, as of March 31, 1996, the Company will no longer be providing management services.

The Company is developing a new line of business. The purpose of the business is to provide cable systems with direct response commercials from a number of sources, and then pay the cable operators a percentage of sales generated from the commercials. The Company is currently providing the service to cable networks, some of which are owned by an affiliate, and plans to eventually have cable systems directly using the service. The Company incurred research and development costs of $63,429 during 1995 in connection with the development of this business.

NOTE 6 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1995 and 1994, is as follows:
                                                                 Estimated
                                                               Useful Lives
                                        1995        1994         in Years
                                        -----       -----      ------------

Operating equipment inventory -
not in service                      $     -       $  527,528         -
Operating equipment                  4,816,969     4,557,464         5
Office furniture and equipment         151,115        94,634         5
Leasehold improvements                  39,684        22,244         5
                                    ----------    ----------
                                    $5,007,768    $5,201,870
                                    ==========    ==========

NOTE 7 - NOTES PAYABLE - MAJORITY STOCKHOLDER

Notes payable to the majority stockholder consisted of the following at December 31, 1995 and 1994:

                                                   1995            1994
                                                 ---------       ---------

Original line of credit (a)                     $  500,000      $  500,000
Line of credit (TelVue-Voice FX) (b)            $  411,173      $  278,561
National equipment loan (c)                     $1,471,272      $1,330,181
Additional lines of credit (d)                  $3,603,267      $3,298,237
Notes payable (SDC) (e)                         $  541,000      $     -
                                                ----------      ----------

                                                $6,526,712      $5,406,979
                                                ==========      ==========

(a) The outstanding borrowings of $500,000 represent the maximum available under this line. The line bears interest at 12% and accrued interest on outstanding borrowings was $294,907 and $234,907 as of December 31, 1995 and 1994, respectively. Principal and accrued interest under this note are convertible into Redeemable Convertible Preferred Stock (see Note 10) at $1 per share at the option of the note holder.

(b) In October 1993, the Company's majority stockholder provided an additional $650,000 line of credit to fund a now defunct joint venture (see
Note 3). Amounts outstanding bear interest at prime plus two percent (2%). The effective interest rate at December 31, 1995 and 1994 was 10.5%.

(c) In March 1994, the Company's majority stockholder provided an additional $1,500,000 line of credit for the purchase of additional equipment to expand the National POP (Point of Presence). Amounts outstanding bear interest at prime plus one percent (1%) and is payable quarterly. At the option of the Company, interest may be paid by the delivery of shares of Redeemable Convertible Preferred Stock (see Note 10) at $1 per share. In 1995 and 1994, the Company issued 134,833 and 27,377 shares of redeemable convertible preferred stock in payment of interest, respectively.

(d) The Company's majority stockholder has provided several additional lines of credit. Borrowings under all of these lines of credit bear interest at prime plus one percent (1%). The effective interest rate at December 31, 1995 and 1994, was 9.5%. The availability of additional funding may be terminated at any time if the majority stockholder determines that there is no reasonable prospect that the Company will be able to achieve net income on a consistent basis.

(e) In January 1995, the Company's majority stockholder acquired from SDC the subordinated note in the amount of $541,000 (see Note 8). The note is noninterest-bearing and repayment is restricted to cash not needed for operations as determined by the Company.

Pursuant to an agreement dated March 31, 1995, the majority stockholder has agreed not to demand repayment in 1996. Therefore, the notes payable and related accrued interest are presented as noncurrent liabilities on the accompanying balance sheets.

NOTE 8 - NOTES PAYABLE - SCIENCE DYNAMICS CORPORATION

In connection with the spin-off of the Company from SDC, SDC provided the Company funding in order to provide it with resources and funds with which to commence its separate, discrete and independent operations. In November 1990, a restructuring of the note payable resulted in the forgiveness by SDC of $505,811 (including accrued interest of $86,747). This forgiveness of debt was recorded as an increase to additional paid-in capital in 1990. The restructured note was noninterest-bearing. In January 1995, the majority stockholder acquired this note from SDC (See Note 7).

NOTE 9 - LEASES

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases consisted of the following:


                        YEAR ENDING            OPERATING
                        DECEMBER 31,             LEASE
                      ----------------         ---------
                           1996               $  617,705
                           1997                1,005,694
                           1998                1,015,153
                           1999                  949,118
                           2000                  375,000
                                              ----------
                                              $3,962,670
                                              ==========

Rental expense under the operating lease for office facilities amounted to $97,798 and $65,383 for the years ended December 31, 1995 and 1994, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 1996.

NOTE 10 - CAPITAL STOCK

Authorized Shares of Stock
--------------------------

In September 1995, the Company's stockholders approved an increase in the number of authorized shares of Common Stock and Redeemable Convertible Preferred Stock to 100,000,000 and 6,900,000, respectively.

Common Stock Voting Rights
--------------------------
Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of 2 years prior to the record date of any meeting of stockholders, will be entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors.

Concentration of Control
------------------------

In November 1989, the Company issued 12,896,968 shares of Common Stock for $1,250,000 to an individual who effectively acquired control of the Company. In connection with this sale, the Board of Directors waived the waiting period for these shares of Common Stock related to full voting rights described above. In January 1995, this individual acquired an additional 1,660,485 shares of common stock of the Company from SDC.

Redeemable Convertible Preferred Stock
--------------------------------------

In April 1990, the Company issued 1,250,000 shares of Class A Redeemable Convertible Preferred Stock (Preferred Stock) for $1,250,000. The Preferred Stock has a par value of $1 per share and pays a cumulative $.06 semiannual dividend. The dividend is payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. Each share of Preferred Stock is convertible into 6.667 shares of Common Stock at any time, at the option of the holder. The Preferred Stock has a preference of $1 per share plus unpaid dividends in the event of liquidation. As of December 31, 1994, preferred undeclared dividends in arrears amounted to $119,052. In December 1995, the balance of 1994 dividends and the 1995 semiannual dividends were declared and paid with 366,185 shares of Preferred Stock. In 1994, the balance of the 1993 dividends and first of semiannual dividends were declared and paid with 212,949 shares of Preferred Stock.

The Company may redeem the Preferred Stock at any time for $2 per share. The stockholder of the Preferred Stock is the majority stockholder. The majority stockholder can designate all of the Company's six directors and, therefore, could influence the Company's willingness to cause a redemption of the Preferred Stock. As a result, the Preferred Stock has been classified outside of the stockholders' deficit section of the accompanying consolidated balance sheets.

Stock Options
-------------

Under the Company's 1988 Incentive Stock Option Plan, options to acquire up to 1,400,000 shares of Common Stock may be granted to directors and employees. Options are granted at 100% of fair market value at the grant date and expire ten years after the date of grant. Options vest ratably over four years beginning one year after the date of grant. As of December 31, 1995, options to purchase 93,000 shares of the Company's Common Stock are outstanding, at exercise prices ranging from $.05 to $.15 per share with a weighted-average exercise price of $.07 per share. During 1994, 100,000 options were exercised. During 1995, 25,000 options were canceled. At December 31, 1995, all 93,000 options were vested and exercisable.

In connection with the spin-off from SDC (see Note 1), the Company granted options to purchase shares of the Company's Common Stock to certain employees of SDC. These options have the same terms and conditions as the 1988 Incentive Stock Option Plan described above. As of December 31, 1995, options to purchase 88,800 shares of Common Stock are outstanding. These options are exercisable at $.05 per share. During 1994, 48,000 options were canceled, and no additional options were granted. At December 31, 1995, all 88,800 of these options are vested and exercisable.

Common Stock Warrants
---------------------

In connection with one of the lines of credit discussed in Note 7, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's Common Stock for $.01 per share, the fair market value of the Common Stock on the grant date. The warrants provide for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of Common Stock and other events as defined in the warrant agreement. The warrant holder is entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's Common Stock issued pursuant to exercise of the warrants.

NOTE 11 - CORPORATE INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board Statement
(SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

The provisions for income tax benefit (expense) consist of the following components:

                                                   1995            1994
                                                   ----            ----
CURRENT
  Federal                                       $      -        $     -
  State                                                -              -
                                                -----------     -----------
                                                       -              -
DEFERRED
  Federal                                       $   374,517     $  283,069
  State                                             105,388         79,673
                                                -----------     -----------
                                                    479,905        362,742
  Valuation allowance increase                     (479,905)      (362,742)
                                                -----------     -----------
                                                       -               -
                                                -----------     -----------
                                                $      -        $      -
                                                ===========     ===========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                      FEDERAL                STATE
                                 ----------------       ----------------
                                 1995        1994       1995        1994
                                 ----        ----       ----        ----
DEFERRED TAX ASSETS:
 Accrued interest -
  stockholder                $  450,532   $  310,000  $ 137,079   $  94,320
 Net operating loss
  carryforward                2,168,336    1,868,157    597,887     515,117
                            -----------  -----------  ---------  ----------
  GROSS DEFERRED TAX ASSET    2,618,868    2,178,157    734,966     609,437

DEFERRED TAX LIABILITIES:
 Property and equipment,
  principally due to
  differences in
  depreciation                 (179,947)    (113,753)  (54,751)    (34,610)
                            -----------   ----------- ---------  ----------
 Net deferred tax asset
  before valuation
  allowance                   2,438,921    2,064,404   680,215     574,827
 Valuation allowance         (2,438,921)  (2,064,404) (680,215)   (574,827)
                             -----------  ----------- ---------- ----------
   NET DEFERRED TAX ASSET    $     -      $     -     $   -      $    -
                             ===========  =========== ========== ==========

The Company believes that there is at least a 50% chance that the carryforward may expire unused and accrued interest to stockholder may not be paid. Accordingly, a valuation allowance has been provided to offset any income tax benefit or deferred tax asset which will likely expire unused.

The Company has a net operating loss carryforward of approximately $6,400,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the valuation allowance which fully reserved the deferred tax assets which arose from the taxable losses and temporary differences generated during the years ended December 31, 1995 and 1994.

NOTE 12 - PENSION PLAN

The Company maintains a Simplified Employee Pension (SEP) plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 13.0435% of their salary, subject to Internal Revenue Service limits. The Company may make discretionary contributions for the participants. The Company elected to match fifty percent (50%) of 1995 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum contribution of 2.5% of salary. The Company's contributions for 1995 amounted to $16,363. The Company did not make any contributions in 1994.

NOTE 13 - RELATED PARTY TRANSACTIONS

In 1995, the Company entered into an agreement to provide management services to a company wholly-owned by the majority stockholder. The Company recognized revenues of approximately $97,000 from this company in 1995 and had a receivable of $10,000 due at December 31, 1995. (See Note
5).

The Company has several notes payable to the majority stockholder. (See note 7).

The Company provided its automated number identification services to subsidiaries of Lenfest Communications, Inc. ("LCI"). The Company recognized revenues of approximately $190,000 and $174,000 from LCI subsidiaries in 1995 and 1994, respectively and had a receivable of $13,311 due from LCI at December 31, 1995. These services were provided at normal billing rates. The Company and LCI are under the control of the majority stockholder of the Company.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable and Accrued
Expenses.

The carrying amount approximates fair market value because of the short maturity of those instruments

Long-term Debt and Accrued Interest

Due to the going concern issue discussed in Note 1, and the related party nature, it is uncertain at what rate the Company could borrow funds from an unrelated party, if at all. Therefore, it is not practical to estimate the fair market value of the long-term debt and accrued interest.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company received a letter from intellectual property counsel to a major customer (See Note A - Concentrations of Credit Risk) informing the Company that the major customer had received a demand from a person asserting that the major customer's delivery of pay-per-view services, among other cable services, may infringe certain patents held by the person, and that the major customer would seek indemnification under its contract with the Company should it become necessary. The Company believes that all of its pay-per-view services are performed in accordance with the procedures set forth in the SDC Patent. The Company is unable at the present time to determine what, if any, liability it may have to the major customer or to the person claiming infringement of certain patents.

The Company received correspondence from attorneys representing a former employee demanding $400,000 in commissions, unpaid salary, stock options and other benefits. The Company believes that the former employee's claims are without merit and intends to vigorously defend any action brought against it. The Company believes that the outcome of this claim will not have a material impact on the Company's financial position or results of operations.