Form 10-Q
period 1996-03-31
TELVUE CORP
filed 1996-05-14
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE




                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

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

Number of shares of registrant's common stock outstanding as of May
6, 1996:
23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 16 pages.

                         TELVUE CORPORATION AND FORMER SUBSIDIARY

                                       INDEX


   PAGE

    NO.

   -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 1996
          (unaudited) and as of December 31, 1995

          Statements of Operations for the three
          months ended March 31, 1996 (unaudited)
          and March 31, 1995 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 1996 (unaudited)
          and March 31, 1995 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                     March 31,
December 31,
                                                     1996
  1995
                                                 -------------
- -----------

ASSETS                                            (Unaudited)
        *

CURRENT ASSETS
  Cash and cash equivalents                      $   286,603     $
 216,409
  Accounts receivable - trade                        795,163
  783,588
  Other receivables                                   29,996
   15,525
  Other current assets                                23,072
    4,219
                                                 -----------
- -----------
     TOTAL CURRENT ASSETS                          1,134,834
1,019,741

PROPERTY AND EQUIPMENT
  Machinery and equipment                          5,039,641
5,007,768
  Less accumulated depreciation                    2,181,897
2,198,719
                                                 -----------
- -----------
                                                   2,857,744
2,809,049

SECURITY DEPOSITS                                      8,800
    8,800
                                                 -----------
- -----------
                                                 $ 4,001,378     $
3,837,590
                                                 ===========
===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - trade                        $  386,674     $
 342,947
  Accounts payable - equipment                        44,702
   28,114
  Accrued expenses                                   188,510
  247,469
  Accrued dividends                                   75,897
        -
                                                  -----------
- -----------
     TOTAL CURRENT LIABILITIES                       695,783
  618,530

NOTES PAYABLE - MAJORITY STOCKHOLDER               6,669,712
6,526,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            1,610,579
1,462,576

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  2,532,895 shares issued and outstanding          2,532,895
2,532,895

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,794,500 shares
  issued and outstanding                             237,945
  237,945
  Additional paid-in capital                       1,515,535
1,515,535
  Accumulated deficit                             (9,261,071)
(9,056,603)
                                                 -----------
- -----------
                                                  (7,507,591)
(7,303,123)
                                                 -----------
- -----------
                                                 $ 4,001,378     $
3,837,590
                                                 ===========
===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                               Three Months Ended
March 31,

- --------------------------------
                                                     1996
  1995
                                                     ----
  ----
REVENUES                                         $ 1,304,382     $
1,005,156

OPERATING EXPENSES
  Service                                            730,171
  443,905
  Selling and marketing                              178,029
  152,000
  General and administration                         142,220
  140,566
  Depreciation                                       226,918
  205,817
                                                 -----------
- -----------
                                                   1,277,338
  942,288
                                                 -----------
- -----------

OPERATING INCOME                                      27,044
   62,868

OTHER INCOME (EXPENSE)
  Interest expense                                  (148,003)
 (142,919)
  Loss on disposal of property and equipment          (7,612)
   (7,724)
  Minority interest in net loss of former subsidiary       -
    3,955
                                                   -----------
- -----------
                                                    (155,615)
 (146,688)
                                                   -----------
- -----------

NET LOSS                                            (128,571)
  (83,820)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        (75,897)
  (60,956)
                                                 -----------
- -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                            $  (204,468)    $
(144,776)
                                                 ===========
===========

NET LOSS PER COMMON SHARE                              $(.01)
    $(.01)
                                                 ===========
===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500
23,794,500
                                                 ===========
===========






The accompanying unaudited notes are an integral part of these statements.

                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                              Three Months Ended
March 31,

- -------------------------------
                                                     1996
  1995
                                                     ----
  ----

CASH FLOWS FROM OPERATING ACTIVITIES             $  (128,571)    $
 (83,820)
  Net Loss
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Depreciation                                     226,918
  205,817
    Loss on disposal of property and equipment         7,612
    7,724
    Minority interest in net loss of former subsidiary     -
   (3,955)
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      (11,575)
  (98,717)
    Other receivable                                 (14,471)
   24,229
    Other current assets                             (18,853)
  (20,312)
    Security deposits                                      -
        -
   Increase (decrease) in -
    Accounts payable - trade                          43,727
   (5,257)
    Accounts payable - equipment                      16,588
 (221,220)
    Accrued expenses                                 (58,959)
   57,908
    Accrued interest - majority stockholder          148,003
  142,919
                                                 -----------
- -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                       210,419
    5,316
                                                 -----------
- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (283,225)
 (331,640)
  Proceeds from sale of property and equipment             -
      200
                                                 -----------
- -----------
    NET CASH USED BY INVESTING ACTIVITIES           (283,225)
 (331,440)
                                                 -----------
- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - majority stockholder 143,000
  283,801
                                                 -----------
- -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    70,194
  (42,323)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                216,409
  164,588
                                                 -----------
- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   286,603     $
 122,265
                                                 ===========
===========






The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
- --------------------------------------------------------

In the opinion of the management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

Interim Financial Information
- -----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange
Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

For purposes of Statements of Cash Flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid during the period-

                                                     1996
1995
                                                     ----
- ----
             Income taxes                            $  0
$  0
             Interest                                $  0
$  0

3.  NET LOSS PER COMMON SHARE:
    --------------------------

The net loss per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.


4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 1996, preferred undeclared dividends amounted to $75,897.

5.  INCOME TAXES:
    -------------

Effective January 1, 1993, the Company adopted Statement of
Financial
Accounting Standards No. 109 "Accounting for Income Taxes".  At
January 1,
1996, the cumulative temporary differences between the Company's financial statement losses and the losses reported on the Company's tax returns consisted of accelerated tax depreciation of $529,000 and nondeductible interest expense of $1,462,576. In addition, the Company has a net operating loss carry forward of approximately $6,400,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. The
Company has
not recorded a deferred tax asset at March 31, 1996, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, any tax benefit of the loss carryforward and of the other cumulative temporary differences has been offset by a valuation allowance of the same amount.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of March 31, 1996, the Company had various outstanding notes due to the majority stockholder in the aggregate amount of $6,669,712 and accrued interest due on these notes of $1,610,579. Effective as of March
31, 1996,
the Company obtained from the majority stockholder an extension to January 1,
1998, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has, therefore, classified the notes and accrued interest as long-term liabilities.

7.  DISPOSITION OF SUBSIDIARY
    -------------------------

On July 28, 1995 the Company terminated its partnership with Voice
FX
Corporation.  The March 31, 1995, Statements of Operations and
Statements of
Cash Flows include the accounts of the Company and the accounts of the
TelVue-Voice FX Joint Venture, a partnership owned seventy percent
(70%) by
the Company, up until July 28, 1995. The Company is continuing to independently provide the services that were previously offered under the partnership.

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

     Since May 1992, the Company has had a POP which is located at the
Company's home office in Mt. Laurel, New Jersey (the "National
POP").  The
National POP was established to provide enhanced service features which are not available with the equipment located at the regional POPs. The
Company
believes these enhanced service features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start-time and channel appearance ("Title Speak"), are necessary for it to remain competitive within the pay-per-view ANI industry.
The
National POP can also speak promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "Pay-per-view Plus service"). The National POP is able to serve cable television systems across the United States via trunk lines and data circuits which it currently leases from MCI Telecommunications
Corporation
("MCI").  The Company's lease agreement with MCI expires June 1,
2000.

     The National POP can service, without installing a new regional POP, cable television systems which are located in a state or telephone
Local
Access Transport Area ("LATA") where a regional POP does not exist. The
Company can also move all regional cable television systems onto the National
POP.  As these systems are moved to the National POP, the regional
POPs will
be eliminated. Cable television systems using the National POP are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, enhanced service feature fees, and Pay-per-view Plus service fees.

      On September 27, 1994, the Company entered into a service agreement with Video Jukebox Network, Inc. ("VJN"). The agreement provides that the
Company will act as a 900 call service bureau to facilitate the ordering, by
VJN customers, of music videos on the cable or home dish of the VJN customer.
Mr. H.F. Lenfest, the majority stockholder of the Company and an affiliate of
VJN ("Mr. Lenfest"), has guaranteed the obligation of the Company to remit the funds received by the Company on behalf of VJN under the terms of the service agreement. Mr. Lenfest is the Chairman of the Board of Directors of
VJN. He also controls a corporation that is a partner in a partnership that is the principal stockholder of VJN. The Company believes that the terms of the service agreement with VJN are at market rates. As of May 6, 1996, Mr.
Lenfest had loaned the Company $358,267 to purchase equipment and software needed to provide service to VJN (the "VJN Loan"), Interest on the VJN Loan is set at the prime rate of PNC Bank plus 1%. The Company had originally planned to begin providing service to VJN cable subscribers during May 1995.
This has been rescheduled to August 1996, as a result of software development problems.

      The Company had an agreement to provide management services to Lenfest
Networks, Inc. ("LNI"), a company wholly-owned by Mr. Lenfest. LNI owned and operated a personal advertising television video programming service with pay-per-call applications, and did business as "INTRONET". The
Company had
authority to perform all services necessary for the management of the business, other than to acquire of dispose of assets, to incur debt other than in the ordinary course of business or to encumber the assets of the business. During 1996, the Company was compensated in the amount of $12,000 per month. The Company believes the terms of the management agreement with
LNI were at market rates. LNI ceased doing business on March 31, 1996, and as a result, the Company stopped performing its management duties effective
February 29, 1996.

      The Company's net loss was $128,571 for the quarter ended
March 31,
1996, compared to $83,820 for the quarter ended March 31, 1995.
Service
revenues for the first quarter increased $299,226 over 1995. The growth in service revenues is partially attributable to the Company serving approximately 667,000 more cable subscribers during the quarter ended March
31, 1996 than were served during the quarter ended March 31, 1995.
The
increase is also attributable to an increase in the average monthly buy rate from 20.9% for the quarter ended March 31, 1995, to 26.1% for the quarter ended March 31, 1996. The Company has been experiencing a continuing upward trend in buy rates when comparing the monthly buy rates during the current year to that of the same month in the prior year. The service revenue increase is also a result of installation and data circuit income of $122,375 for 1996, compared to $94,967 for 1995. In addition, the Company had
National POP feature revenue of $110,445 and $87,540 for the quarters ended
March 31, 1996 and 1995, respectively.  The Company had
Pay-per-view Plus
revenue of $80,925 and $27,085 for the quarters ended March 31, 1996 and
1995, respectively. The installation and data circuit revenue as well as the feature revenue are a result of the migration of additional customers from the regional POPs to the National POP as well as the addition of new customers to the National POP. The Pay-per-view Plus revenue increased over
1995 because the Pay-per-view Plus service had just become active during
January 1995, and there were not as many promotions being offered or customers using the Pay-per-view Plus service.

       Service expenses for the three months ended March 31, 1996, increased
$286,266 from the comparable 1995 period. The increase in service expenses for the year is attributable to an increase in trunk usage expense of
$256,455. A portion of the trunk expense increase is a result of an increase in the average monthly buy rate (see above) along with the Company serving more subscribers on the National POP as of March 31, 1996 when compared to
March 31, 1995 (see below). In addition, the first quarter of 1995 service expenses were reduced by $173,709 for one-time credits earned from Sprint
Communications, Inc. ("Sprint"), the Company's former telecommunications provider, against trunk usage expense in accordance with the Company's contract agreement with Sprint.

       The Company migrated approximately 275,000 subscribers from the
regional POPs to the National POP during the first quarter of 1996.
As of
March 31, 1996, the Company was serving approximately 7,400,000 cable
subscribers on the National POP compared to approximately 5,660,000 cable
subscribers served as of March 31, 1995.  The Company's remaining
25,000
regional subscribers will be migrated to the National POP by the end of the
second quarter of 1996.

      The National POP currently requires, and the regional POPs had required, a substantial purchase of equipment by the Company.
Depreciation
accounted for 18% of the total operating expenses for the quarter ended March
31, 1996, compared to 22% for the quarter ended March 31, 1995.
For the
quarter ended March 31, 1996, selling and marketing expenses increased 17% and general and administrative expenses increased 1% over the comparable 1995 period. The increase in selling and marketing expenses is primarily attributable to an increase in commission expense of $20,263 as a result of contract renewals and customer additions.

      For the quarter ended March 31, 1996, the Company recorded a loss on the disposal of property and equipment of $7,612. This loss was a result of being unable to use or sell excess equipment inventory made available by the retirement of four regional POPs. The retirement of the four regional POPs resulted from the migration of customers from the regional POPs to the
National POP. As the remaining four regional POPs are retired, the Company will have a surplus of equipment inventory. The Company will need to dispose of this excess equipment if it is unable to obtain a purchaser and will record a further loss.

      Total liabilities increased $368,256 and total assets increased
$163,788 for the quarter ended March 31, 1996. The increase in total liabilities was primarily a result of the Company's draws of a total of
$143,000 under funding arrangements with Mr. Lenfest, plus an increase in accrued interest of $148,003 on outstanding loans from Mr. Lenfest and an increase in accrued dividends on preferred stock in the amount of $75,897.
The increase in assets is attributable to an increase in cash and property and equipment. The Company's days for sales in accounts receivable is 55 days for the quarter ended March 31, 1996, compared to 47 days for the quarter ended March 31, 1995. The Company believes the increase of 8 days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

     Shares of Common Stock that have had the same beneficial owner since
April 21, 1988, or that have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of
March 31, 1996, 16,706,681 shares of the Company's Common Stock were entitled to one vote per share. The remaining 7,087,819 shares of Common
Stock were
entitled to one vote per share. Mr. Lenfest owns 12,896,968 shares of Common
Stock that are entitled to ten votes per share and 1,660,485 shares of Common
Stock that are entitled to one vote per share.

      During the quarter ended March 31, 1996, the Company purchased $283,225 of equipment compared with $331,640 purchased during the quarter ended March
31, 1995. Included in the 1996 equipment purchases is one switched access audio response unit ("SARU") and software enhancements and peripheral equipment for the National POP totaling $206,770, and $75,790 in software to be used to provide service to VJN. The Company purchases the SARUs from
Syntellect Network Systems, Inc. ("Syntellect"). Syntellect has purchased a competitor of the Company and, as a result, the Company is evaluating alternative sources for future equipment purchases.

      The Company is developing a new line of business to provide cable systems with direct response commercials from a number of sources
("DRTV").
Cable operators would receive a percentage of the proceeds from sales, generated from the commercials. The Company is currently providing the service to cable networks, some of which are owned by an affiliate, and plans eventually to have cable systems directly using the service.
During the
initial test phase in November 1995 and December 1995, the Company proved its ability to obtain and distribute direct response commercials in addition to tracking sales by commercial and location. It remains to be seen, however, whether enough cable operators will participate to generate the revenue necessary to make this line of business profitable. The DRTV service generated revenue of $10,973 and expenses of $27,385 for the quarter ended
March 31, 1996. The expenses included $7,690 for cable operator commissions and production costs and $19,214 for payroll and payroll taxes and benefits.

       The Company had positive cash flow from operations of
$210,419 during
the quarter ended March 31, 1996.  Ignoring changes in operating assets and
liabilities that result  from timing issues, and considering only adjustments
to reconcile net loss to net cash provided by operating activities, the
Company would have positive cash flow from operating activities of
$105,959
for the quarter ended March 31, 1996, compared to positive cash flow from
operating activities of $125,766 for the for the quarter ended
March 31,
1995.  The decrease in cash flow is due to the credits that reduced trunk
usage expenses from Sprint during the first quarter of 1995 (see above).  The
Company has been able to continue operations as a result of Mr.
Lenfest
agreeing to defer cash interest payments of $148,003 during the quarter ended
March 31, 1996.  Mr. Lenfest has agreed to defer cash interest payments on
outstanding borrowings through January 1, 1998, thereby increasing cash
available for operations.

      The Company's 1996 budget indicates that the Company will
have
sufficient cash flow to meet operating expenses for its
pay-per-view core
business through 1996 as long as Mr. Lenfest continues to allow the deferment
of principal and interest.  The 1996 budget also anticipates insufficient
availability of cash during the first half of 1996 to purchase two additional
SARUs that are required to meet the Company's growing cable
subscriber base.
Mr. Lenfest has therefore agreed to fund the purchase of two additional SARUs
during 1996 (the "SARU Loan").   It has been orally agreed that
interest on
the SARU Loan is to be set at the floating prime interest rate of
PNC Bank
plus 1%.  During February 1996, the Company borrowed from Mr.
Lenfest
$143,000 to purchase one SARU under the terms of the SARU Loan.

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

      Since November 2, 1989, the Company has funded its expansion
and
operating deficit from the $2,500,000 of proceeds from the sale of shares of
the Company's Common Stock and Preferred Stock to Mr. Lenfest and
from
borrowings from Mr. Lenfest.  From November 2, 1989, through
December 31,
1993, the Company had borrowed $3,690,000 from Mr. Lenfest under various loan
agreements.  On March 8, 1994, Mr. Lenfest agreed to loan to the
Company up
to $1,500,000 for the purchase of additional equipment needed to expand the
National POP. Interest on the National Equipment Loan is set at the
floating
prime interest rate of PNC Bank plus 1%.  Interest on the National
Equipment
Loan is to be paid quarterly.  At the option of the Company, the interest may
be paid by the delivery of shares of the Company's Preferred Stock at the
rate of one share of Preferred Stock for each one dollar of accrued interest.
As of May 1, 1996 the Company has borrowed $1,471,272 under the terms of the
National Equipment Loan.  Interest due on the National Equipment
Loan through
September 30, 1995, in the amount of $162,210 has been paid with
162,210
shares of Preferred Stock.  On December 22, 1995, the Company
borrowed
$55,000 from Mr. Lenfest to meet advertising expenses and
programming
expenses that were not budgeted for 1995 (the "Advertising Loan").
It has
been orally agreed that interest on the Advertising Loan is set at the
floating prime interest rate of PNC Bank plus 1%.   During January
1995, Mr.
Lenfest purchased from Science Dynamics Corporation ("Science") the
Company's
non-interest bearing note in the amount of $541,000 held by
Science.  As of
May 6, 1996, Mr. Lenfest had loaned $411,173 under the TelVue
Partnership
Loan, $358,267 under the VJN loan and $143,000 under the SARU loan, bringing
aggregate loans from Mr. Lenfest to $6,669,712 including the
$541,000 note
purchased from Science (see the Company's December 31, 1995 Form
10-KSB for
a description of the TelVue Partnership Loan).  Interest on
$5,217,539 of the
borrowings is set at the floating prime interest rate of PNC Bank plus 1%.
Interest on $500,000 of the loan is set at 12%.  Interest on
$411,173 is set
at the floating prime interest rate of PNC Bank plus 2%.  In addition,
effective as of December 31, 1995, the Company obtained from Mr.
Lenfest a
written agreement stating he will not demand repayment of his loans or the
cash payment of accrued interest on the loans through January 1,
1998.

      The Company's ability to fund its operating expenses is
directly
related to the cable industry's buy rates and, therefore, is volatile.  The
Company is also dependent upon the deferral of principal and interest
payments due to Mr. Lenfest in order to fund its operations.  Since the
Company's cash flow is subject to factors over which the Company has no
control, there can be no assurance that the Company will continue to fund its
operations without seeking outside financing.  Should the Company require
funding in the future for operations, it will seek additional financing from
Mr. Lenfest and other sources.   In the event Mr. Lenfest should
decide to
terminate funding, for either equipment purchases or future
operations, the
Company will seek additional funds from third parties, although there can be
no assurance that such funds will be available or will be available on terms
that are acceptable to the Company.  The Company has been unable to obtain
such funding in the past.  In the event that the Company is unable to secure
additional needed funds, the Company will take actions necessary to continue
operations with the funds available, including, without limitation, reducing
capital expenditures for the National POP and downsizing the work force.  If
additional needed funds do not become available, unless the Company is able
to continue to achieve positive cash flow on a consistent basis, it will not
be able to continue its business operations.

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

3.4 Certificate of Amendment of Certificate of Incorporation of the
       Company, dated March 15, 1991 (incorporated by reference to the 1991
       Form 10-K).

3.5 Form of copy of Amendment of Certificate of Incorporation of the
       Company, filed September 25, 1995 (incorporated by reference to the
       Company's Form 10-QSB for the period ended September 30,
1995).

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

       (incorporated by reference to the 1994 Form 10-KSB).

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

10.15  Maximum Value Plan Agreement dated January 27, 1994, between
Sprint
       Communications Company L.P. and the Company (incorporated by reference to the Company's Form 10-QSB for the period ended September
30, 1994,
       (the September 30, 1994 Form 10-QSB)).

10.16  Addendum to Clarity Maximum Value Plan Agreement dated March
3, 1994,
       between Sprint Communications Company L.P. and the Company

       (incorporated by reference to the September 30, 1994 Form
10-QSB).

10.17  Service Agreement dated September 27, 1994, between Video
Jukebox
       Network, Inc., and the Company (incorporated by reference to the
       September 30, 1994 Form 10-QSB).

10.18  Management Agreement, dated March 10, 1995, between the
Company and
       Lenfest Networks, Inc (incorporated by reference to the Company's Form
      10-QSB for the period ended June 30, 1995).

10.19 Letter effective as of December 31, 1995, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1998.

11.    Statement re: Computation of Per Share Earnings (see the
Company's
       March 31, 1996 Financial Statement included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:  5/13/96             By:  /s/Frank J. Carcione


- --------------------------------------------
                                 Frank J. Carcione, (Chief
Executive Officer)


Dated:  5/13/96             By:  /s/Irene A. DeZwaan

- -------------------------------------------
                                 Irene A. DeZwaan, Treasurer
(Controller)



                             EXHIBIT INDEX


10.19 Letter effective as of December 31, 1995, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1998.


                          H.F. (Gerry) Lenfest
                           202 Shoemaker Road
                      Pottstown, Pennsylvania 19464
                            (610) 327-0965




                                                 As of December 31,
1995

Frank Carcione, President
TelVue Corporation
16000 Horizon Way, Suite 500
Mt. Laurel, NJ 08054

Dear Frank,

You have represented to me that TelVue Corporation will have insufficient cash to repay before January 1, 1998 the principal or interest on the loans made by me to TelVue. Based on that representation and absent any default under the terms of the loans, including, without limitation, any voluntary or involuntary bankruptcy or insolvency proceedings by or against TelVue, I agree not to demand repayment in cash of the principal portion of the loans, or payment in cash of accrued interest on the loans, prior to that date.

                                         Very truly yours,


                                         /s/Gerry
                                         --------------------
                                         H.F. (Gerry) Lenfest


HFL:slr

