Form 10-Q
period 1996-06-30
TELVUE CORP
filed 1996-08-08
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

Number of shares of registrant's common stock outstanding as of July 23, 1996: 23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 16 pages.

                         TELVUE CORPORATION AND FORMER SUBSIDIARY

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 1996
          (unaudited) and as of December 31, 1995

          Statements of Operations for the three
          months ended June 30, 1996 (unaudited)
          and June 30, 1995 (unaudited)

          Statements of Operations for the six
          months ended June 30, 1996 (unaudited)
          and June 30, 1995 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 1996 (unaudited)
          and June 30, 1995 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2. Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                   June 30,      December 31,
                                                     1996            1995
                                                 -------------   -----------
ASSETS                                            (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                      $   383,136     $   216,409
  Accounts receivable - trade                        765,187         783,588
  Other receivables                                   14,544          15,525
  Other current assets                                23,645           4,219
                                                 -----------      -----------
     TOTAL CURRENT ASSETS                          1,186,512       1,019,741

PROPERTY AND EQUIPMENT
  Machinery and equipment                          5,003,031       5,007,768
  Less accumulated depreciation                    2,292,602       2,198,719
                                                 -----------     -----------
                                                   2,710,429       2,809,049

SECURITY DEPOSITS                                      8,800           8,800
                                                 -----------     -----------
                                                 $ 3,905,741     $ 3,837,590
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - trade                        $  317,155     $   342,947
  Accounts payable - equipment                        38,487          28,114
  Accrued expenses                                   133,544         247,469
  Accrued dividends                                  151,974              -
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                       641,160         618,530

NOTES PAYABLE - MAJORITY STOCKHOLDER               6,669,712       6,526,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            1,754,444       1,462,576

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized, 2,532,895
  shares issued and outstanding (liquidation
  value 2,684,869 and 2,532,895, respectively)     2,532,895       2,532,895

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,794,500 shares
  issued and outstanding                             237,945         237,945
  Additional paid-in capital                       1,515,535       1,515,535
  Accumulated deficit                             (9,445,950)     (9,056,603)
                                                 -----------     -----------
                                                  (7,692,470)     (7,303,123)
                                                 -----------     -----------
                                                 $ 3,905,741     $ 3,837,590
                                                 ===========     ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                               Three Months Ended June 30,
                                             --------------------------------
                                                     1996            1995
                                                     ----            ----
REVENUES                                         $ 1,279,733     $ 1,048,580

OPERATING EXPENSES
  Service                                            706,685         704,951
  Research and development                                 -           9,872
  Selling and marketing                              188,655         205,088
  General and administration                         120,948         107,116
  Depreciation                                       226,355         207,249
                                                 -----------     -----------
                                                   1,242,643       1,234,276
                                                 -----------     -----------

OPERATING INCOME (LOSS)                               37,090        (185,696)

OTHER INCOME (EXPENSE)
  Interest expense                                  (143,865)       (149,993)
  Loss on disposal of property and equipment          (2,028)         (9,362)
  Minority interest in net loss of former subsidiary       -             893
                                                   -----------   -----------
                                                    (145,893)       (158,462)
                                                   -----------   -----------

NET LOSS                                            (108,803)       (344,158)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        (76,077)        (60,956)
                                                 -----------     -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                            $  (184,880)    $  (405,114)
                                                 ===========     ===========

NET LOSS PER COMMON SHARE                              $(.01)          $(.02)
                                                 ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,794,500
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     1996            1995
                                                     ----            ----
REVENUES                                         $ 2,584,115     $ 2,053,736

OPERATING EXPENSES
  Service                                          1,436,856       1,148,856
  Research and development                                 -           9,872
  Selling and marketing                              366,684         357,088
  General and administration                         263,168         247,682
  Depreciation                                       453,273         413,066
                                                 -----------     -----------
                                                   2,519,981       2,176,564
                                                 -----------     -----------

OPERATING INCOME (LOSS)                               64,134        (122,828)

OTHER INCOME (EXPENSE)
  Interest expense                                  (291,868)       (292,912)
  Loss on disposal of property and equipment          (9,640)        (17,086)
  Minority interest in net loss of former subsidiary       -           4,848
                                                 -----------     -----------
                                                    (301,508)       (305,150)
                                                 -----------     -----------

NET LOSS                                            (237,374)       (427,978)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (151,974)       (121,912)
                                                 -----------     -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                            $  (389,348)    $  (549,890)
                                                 ===========     ===========

NET LOSS PER COMMON SHARE                              $(.02)          $(.02)
                                                 ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,794,500
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                              Six Months Ended June 30,
                                              -------------------------
                                                     1996            1995
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES             $  (237,374)    $  (427,978)
  Net Loss
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Depreciation                                     453,273         413,066
    Loss on disposal of property and equipment         9,640          17,086
    Minority interest in net loss of former subsidiary     -          (4,848)
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                       18,401        (156,601)
    Other receivable                                     981          23,780
    Other current assets                             (19,426)        (25,207)
   Increase (decrease) in -
    Accounts payable - trade                         (25,792)         59,731
    Accounts payable - equipment                      10,373        (268,387)
    Accrued expenses                                (113,925)         41,429
    Accrued interest - majority stockholder          291,868         292,912
                                                 -----------     -----------
    NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                       388,019         (35,017)
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (364,292)       (507,526)
  Proceeds from sale of property and equipment             -             200
                                                 -----------     -----------
    NET CASH USED BY INVESTING ACTIVITIES           (364,292)       (507,326)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - majority stockholder 143,000         523,733
                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   166,727         (18,610)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                216,409         164,588
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   383,136     $   145,978
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


                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
- --------------------------------------------------------

In the opinion of the management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.


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

Supplemental disclosures of cash paid during the period-

                                                     1996          1995
                                                     ----          ----
             Income taxes                            $  0          $  0
             Interest                                $  0          $  0

3.  NET LOSS PER COMMON SHARE:
    --------------------------

The net loss per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.


4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 1996, preferred undeclared dividends amounted to $151,974.

5.  INCOME TAXES:
    -------------

Effective January 1, 1993, the Company adopted Statement of Financial
Accounting Standards No. 109 "Accounting for Income Taxes".  At January 1,
1996, the cumulative temporary differences between the Company's financial statement losses and the losses reported on the Company's tax returns consisted of accelerated tax depreciation of $529,000 and nondeductible interest expense of $1,462,576. In addition, the Company has a net operating loss carry forward of approximately $6,400,000 on a tax reporting basis.
The carryforward will begin to expire in 2004, if not utilized. The Company has not recorded a deferred tax asset at June 30, 1996, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, any tax benefit of the loss carryforward and of the other cumulative temporary differences has been offset by a valuation allowance of the same amount.


6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of June 30, 1996, the Company had various outstanding notes due to the majority stockholder in the aggregate amount of $6,669,712 and accrued interest due on these notes of $1,754,444. Effective as of December 31, 1996, the Company obtained from the majority stockholder an extension to January 1, 1998, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has, therefore, classified the notes and accrued interest as long-term liabilities.

7.  DISPOSITION OF SUBSIDIARY
    -------------------------

On July 28, 1995 the Company terminated its partnership with Voice FX
Corporation.  The June 30, 1995, Statements of Operations and Statements of
Cash Flows include the accounts of the Company and the accounts of the TelVue-Voice FX Joint Venture, a partnership owned seventy percent (70%) by the Company, up until July 28, 1995. The Company is continuing to independently provide the services that were previously offered under the partnership.

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

     The acquisition of the Company's equipment requires a substantial expenditure of capital before meaningful revenues can be realized.
     In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts.

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

     The National POP can service, without installing a new regional POP, cable television systems which are located in a state or telephone Local
     Access Transport Area ("LATA")  where a regional POP does not exist.
     The Company can also move all regional cable television systems onto the National POP. As these systems are moved to the National POP, the regional POPs will be eliminated. As of June 30, 1996, the Company has only one regional POP remaining. Cable television systems using the National POP are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, enhanced service feature fees, and Pay-per-view Plus service fees.

     On September 27, 1994, the Company entered into a service agreement with Video Jukebox Network, Inc. ("VJN"). The agreement provides that the Company will act as a 900 call service bureau to facilitate the ordering, by VJN customers, of music videos on the cable or home dish of the VJN customer. Mr. H.F. Lenfest, the majority stockholder of the Company and an affiliate of VJN ("Mr. Lenfest"), has guaranteed the obligation of the Company to remit the funds received by the Company on behalf of VJN under the terms of the service agreement. Mr. Lenfest is the Chairman of the Board of Directors of VJN. He also controls a corporation that is a partner in a partnership that is the principal stockholder of VJN. The Company believes that the terms of the service agreement with VJN are at market rates. As of July 23, 1996, Mr.
     Lenfest had loaned the Company $358,267 to purchase equipment and software needed to provide service to VJN (the "VJN Loan"), Interest on the VJN Loan is set at the prime rate of PNC Bank plus 1%. VJN has informed the Company that VJN has developed its own voice recognition system and intends to process its 900 number calls internally. The
     Company and VJN are presently discussing the termination of the Company's contract with VJN (which would otherwise expire on September
     22, 1997) and the terms under which the Company would provide space at the Company's headquarters for the location of a backup system for VJN's system. The management of the Company does not believe that the termination of the VJN contract will have a material effect on the Company operations.

     The Company had an agreement to provide management services to Lenfest
     Networks, Inc. ("LNI"), a company wholly-owned by Mr. Lenfest. LNI owned and operated a personal advertising television video programming service with pay-per-call applications, and did business as "INTRONET". The
     Company had authority to perform all services necessary for the management of the business, other than to acquire or dispose of assets, to incur debt other than in the ordinary course of business or to encumber the assets of the business. During 1996, the Company was compensated in the amount of $12,000 per month. The Company believes the terms of the management agreement with LNI were at market rates.
     LNI substantially reduced operations on March 31, 1996, and as a result, the Company stopped performing its management duties effective February
     29, 1996.

     The Company's net loss was $108,803 for the three months ended June 30, 1996, compared to $344,158 for the three months ended June 30, 1995.
     The net losses for the six months ended June 30, 1996 and 1995 were $237,374 and $427,978, respectively. Service revenues for the second quarter and the six months ended June 30, 1996 increased $231,153 and $530,379, respectively, over comparable periods from the prior year.
     The growth in service revenues is partially attributable to the Company serving approximately 1,000,000 more cable subscribers during the six months ended June 30, 1996 than were served during the six months ended
     June 30, 1995. The increase is also attributable to an increase in the average monthly buy rate from 22.5% for the six months ended June 30, 1995, to 25.4% for the six months ended June 30, 1996. The Company has been experiencing an upward trend in the average buy rate when compared to prior periods. Since the buy rate is subject to factors over which the Company has no control, there can be no assurance that the buy rate will grow at the rate that it has during the six months ended June 30, 1996. The service revenue increase is also a result of an increase in installation and data circuit income of $32,056 for the second quarter of 1996 and $59,464 for the six months ended June 30, 1996, over comparable periods from the prior year. In addition, the Company had National POP feature revenue of $131,609 and $242,054 for the second quarter and six months ended June 30, 1996, respectively, compared to $92,937 and $180,477 for the second quarter and six months ended June
     30, 1995, respectively.  The Company had Pay-per-view Plus revenue of
     $73,997 and $154,922 for the second quarter and six months ended June
     30, 1996, respectively compared to $12,319 and $19,105 for the second quarter and six months ended June 30, 1995. The installation and data circuit revenue as well as the feature revenue are a result of the migration of additional customers from the regional POPs to the National
     POP as well as the addition of new customers to the National POP.
     The Pay-per-view Plus revenue increased over 1995 because the Pay-per-view Plus service had just become active during January 1995, and there were not as many promotions being offered or customers using the Pay-per-view Plus service.


     Service expenses for the second quarter and six months ended June 30, 1996, increased $1,734 and $288,000 from the comparable 1995 periods.
     The increase in service expenses for the second quarter is minimal as a result of service expense increases being offset by a decrease in trunk facility access expenses of $18,655 as a result of the elimination of the regional POPs (see below). The increase in service expenses for the six months ended June 30, 1996 is partially attributable to an increase in trunk usage expense of $257,945. A portion of the trunk expense increase is a result of an increase in the average monthly buy rate (see above). In addition, during the first quarter of 1995 service expenses were reduced by $173,709 for one-time credits earned from Sprint Communications, Inc. ("Sprint"), the Company's former telecommunications provider, against trunk usage expense in accordance with the Company's contract agreement with Sprint.

     The National POP and the regional POPs had required, a substantial purchase of equipment by the Company. Depreciation accounted for 18% of the total operating expenses for both the second quarter and the six months ended June 30, 1996, compared to 19% and 17% for the second quarter and six months ended June 30, 1995, respectively. For the six months ended June 30, 1996, selling and marketing expenses increased 3% and general and administrative expenses increased 6% over the comparable 1995 period. These minimal increases were a result of small increases in various expenses.

     The Company migrated approximately 293,000 subscribers from the regional POPs to the National POP during the six months ended June 30, 1996. As of June 30, 1996, there remains one customer with 7,400 subscribers on one regional pop. The Company is attempting to move this customer to the National POP by the end of 1996. As a result of migrating customers from the regional POPS to the National POP during the six months ended June 30, 1996, the Company recorded a loss on the disposal of property and equipment of $9,640. This loss was a result of being unable to use or sell excess equipment inventory made available by the retirement of seven regional POPs.

     Total liabilities increased $457,498 and total assets increased $68,151 for the six months ended June 30, 1996. The increase in total liabilities was primarily a result of the Company's draws of a total of $143,000 under funding arrangements with Mr. Lenfest, plus an increase in accrued interest of $291,868 on outstanding loans from Mr. Lenfest and an increase in accrued dividends on preferred stock in the amount of $151,974. The increase in assets is attributable to an increase in cash.
     The Company's days for sales in accounts receivable is 55 days for the six months ended June 30, 1996, compared to 49 days for the six months ended June 30, 1995. The Company believes the increase of 6 days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

     During the six months ended June 30, 1996, the Company purchased $364,292 of equipment compared with $507,526 purchased during the six months ended
     June 30, 1995. The 1996 equipment purchases consisted primarily of one switched access audio response unit ("SARU") and software enhancements and peripheral equipment for the National POP totaling $285,478, and $75,790 in software to be used to provide service to VJN. The Company had previously purchased the SARUs from Syntellect Network Systems, Inc.
     ("Syntellect"). However, during April 1996 the division of Syntellect that manufactures the SARUs was sold to Atlas Telecom ("Atlas").

     The Company is developing a new line of business to provide cable systems with direct response commercials from a number of sources ("DRTV"). Cable operators would receive a percentage of the proceeds from sales, generated from the commercials. The Company is currently providing the service to cable networks, some of which are owned by an affiliate, and plans eventually to have cable systems directly using the service. During the initial test phase in November 1995 and December 1995, the Company proved its ability to obtain and distribute direct response commercials in addition to tracking sales by commercial and location. It remains to be seen, however, whether enough cable operators will participate to generate the revenue necessary to make this line of business profitable.
     The DRTV service generated revenue of $6,419 and $17,392 for the second quarter and six months ended June 30, 1996, respectively. Expenses for the second quarter and six months ended June 30, 1996 were $24,522 and $51,907, respectively. The expenses for the six months ended June 30, 1996 included $13,114 for cable operator commissions and production costs and $38,007 for payroll and payroll taxes and benefits. During the six months ended June 30, 1995, the Company incurred $9,872 in research and development costs required for software development for the DRTV service compared to no comparable expenses for the six months ended June 30, 1996.

     The Company had positive cash flow from operations of $388,019 during the six months ended June 30, 1996. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $225,539 for the six months ended June 30, 1996, compared to negative cash flow from operating activities of $2,674 for the for the six months ended June 30, 1995. The increase in cash flow for the six months ended June 30, 1996, is primarily a result of increased revenue (see above) along with the Company paying a lower rate per 800 number call. Mr. Lenfest had agreed to defer cash interest payments of $291,868 during the six months ended June 30, 1996. The deferring of the interest payments along with the increase in revenue has enabled the Company to accumulate cash. The Company's 1996 forecast for the second half of 1996 indicates there will be sufficient cash available to begin making payments to Mr. Lenfest on a monthly basis, therefore, the Company is considering beginning monthly payments to Mr. Lenfest.

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and
     from borrowings from Mr. Lenfest.  From November 2, 1989, through December
     31, 1993, the Company had borrowed $3,690,000 from Mr. Lenfest under various loan agreements.  On March 8, 1994, Mr. Lenfest agreed to loan to the Company up to $1,500,000 for the purchase of additional equipment needed to expand the National POP. Interest on the National Equipment
     Loan is set at the floating prime interest rate of PNC Bank plus 1%.
     Interest on the National Equipment Loan is to be paid quarterly.  At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred
     Stock for each one dollar of accrued interest.  As of July 23, 1996 the
     Company has borrowed $1,471,272 under the terms of the National Equipment
     Loan.  Interest due on the National Equipment Loan through September 30,
     1995, in the amount of $162,210 has been paid with 162,210 shares of
     Preferred Stock.  On December 22, 1995, the Company borrowed $55,000 from
     Mr. Lenfest to meet advertising expenses and programming expenses that were not budgeted for 1995 (the "Advertising Loan").  It has been orally agreed that interest on the Advertising Loan is set at the floating prime
     interest rate of PNC Bank plus 1%.   During January 1995, Mr. Lenfest
     purchased from Science Dynamics Corporation ("Science") the Company's non-interest bearing note in the amount of $541,000 held by Science.
     During February 1996, the Company borrowed from Mr. Lenfest $143,000 to purchase one SARU (the "SARU Loan").  It has been orally agreed that interest on the SARU Loan is to be set at the floating prime interest rate of PNC Bank plus 1%.  As of July 23, 1996, Mr. Lenfest had loaned
     $411,173 under the TelVue Partnership Loan, $358,267 under the VJN loan and $143,000 under the SARU loan, bringing aggregate loans from Mr.
     Lenfest to $6,669,712, including the $541,000 note purchased from Science
     (see the Company's December 31, 1995 Form 10-KSB for a description of the
     TelVue Partnership Loan).  Interest on $5,217,539 of the borrowings is set at the floating prime interest rate of PNC Bank plus 1%.  Interest on $500,000 of the loan is set at 12%.  Interest on $411,173 is set at the floating prime interest rate of PNC Bank plus 2%.  In addition, effective as of December 31, 1995, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1998.
     Although Mr. Lenfest has agreed not to demand repayment of his loans or accrued interest, as indicated above, the Company is considering making monthly payments to Mr. Lenfest.

     The Company's ability to fund its operating expenses is directly related to the cable industry's buy rates and, therefore, is volatile.  The
     Company remains dependent upon the deferral of principal and  interest payments due to Mr. Lenfest in order to fund operations and required equipment purchases.  Since the Company's cash flow is subject to factors over which the Company has no control, there can be no assurance that the Company will continue to fund its operations or equipment purchases without seeking outside financing.  Should the Company require funding in the future it will seek additional financing from Mr. Lenfest and
     other sources.   In the event Mr. Lenfest should decide to terminate
     funding, for either equipment purchases or future operations, the
     Company will seek additional funds from third parties, although there can be no assurance that such funds will be available or will be available on terms that are acceptable to the Company.  The Company has been unable to obtain such funding in the past.  In the event that the Company is unable to secure additional needed funds, the
     Company will take actions necessary to continue operations with the funds available, including, without limitation, reducing capital expenditures for the National POP and downsizing the work force.  If additional needed funds do not become available, unless the Company is able to continue to achieve positive cash flow on a consistent basis, it will not be able to continue its business operations.

     Shares of Common Stock that have had the same beneficial owner since April
     21, 1988, or that have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of June 30, 1996, 7,011,128 shares of the Company's Common
     Stock were entitled, to one vote per share. The remaining 16,783,372 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 12,896,968 shares of Common Stock that are entitled to ten votes per share and 1,660,485 shares of Common Stock that are entitled to one vote per share.

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

10.19 Letter effective as of December 31, 1995, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1998
       (incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 1996).

11.    Statement re: Computation of Per Share Earnings (see the Company's
       June 30, 1996 Financial Statement included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:  8/07/96             By:  /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated:  8/07/96             By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)





