Form 10-Q
period 1996-09-30
TELVUE CORP
filed 1996-11-13
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1996

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

Number of shares of registrant's common stock outstanding as of November 4, 1996: 23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 16 pages.

                         TELVUE CORPORATION AND FORMER SUBSIDIARY

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 1996
          (unaudited) and as of December 31, 1995

          Statements of Operations for the three
          months ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2. Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                September 30,   December 31,
                                                     1996            1995
                                                 -------------   -----------

ASSETS                                            (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                      $   495,719     $   216,409
  Accounts receivable - trade                        878,128         783,588
  Other receivables                                    4,667          15,525
  Other current assets                                20,476           4,219
                                                 -----------      -----------
     TOTAL CURRENT ASSETS                          1,398,990       1,019,741

PROPERTY AND EQUIPMENT
  Machinery and equipment                          5,078,168       5,007,768
  Less accumulated depreciation                    2,515,983       2,198,719
                                                 -----------     -----------
                                                   2,562,185       2,809,049

SECURITY DEPOSITS                                      8,800           8,800
                                                 -----------     -----------
                                                 $ 3,969,975     $ 3,837,590
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - trade                        $  192,223     $   342,947
  Accounts payable - equipment                         6,060          28,114
  Accrued expenses                                   155,531         247,469
  Accrued dividends                                   78,745              -
  Deferred trunk credit                              222,450              -
  Notes payable - majority stockholder               600,000              -
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                     1,255,009         618,530

NOTES PAYABLE - MAJORITY STOCKHOLDER               5,919,712       6,526,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            1,795,600       1,462,576

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized, 2,789,192
  shares issued and outstanding (liquidation
  value $2,789,192 and $2,532,895, respectively)   2,789,192       2,532,895

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,794,500 shares
  issued and outstanding                             237,945         237,945
  Additional paid-in capital                       1,515,535       1,515,535
  Accumulated deficit                             (9,543,018)     (9,056,603)
                                                 -----------     -----------
                                                  (7,789,538)     (7,303,123)
                                                 -----------     -----------
                                                 $ 3,969,975     $ 3,837,590
                                                 ===========     ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                            Three months Ended September 30,
                                            --------------------------------
                                                     1996            1995
                                                     ----            ----
REVENUES                                         $ 1,403,410     $ 1,226,315

OPERATING EXPENSES
  Service                                            769,196         784,947
  Research and development                                 -          39,955
  Selling and marketing                              157,153         126,233
  General and administration                         127,537         175,374
  Depreciation                                       225,280         210,673
                                                 -----------     -----------
                                                   1,279,166       1,337,182
                                                 -----------     -----------

OPERATING INCOME (LOSS)                              124,244        (110,867)

OTHER INCOME (EXPENSE)
  Interest income                                      2,712               -
  Interest expense                                  (145,479)       (149,477)
  Gain (loss) on disposal of property and equipment      200         (44,938)
  Minority interest in net loss of former subsidiary       -           1,737
  Loss on disposition of subsidiary                        -         (45,572)
                                                 -----------     -----------
                                                    (142,567)       (238,250)
                                                 -----------     -----------

NET LOSS                                             (18,323)       (349,117)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        (78,745)        (60,956)
                                                 -----------     -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                            $   (97,068)    $  (410,073)
                                                 ===========     ===========

NET LOSS PER COMMON SHARE                             $(.004)        $(.017)
                                                 ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,794,500
                                                 ===========     ===========




The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                            Nine months Ended September 30,
                                            -------------------------------
                                                     1996            1995
                                                     ----            ----
REVENUES                                         $ 3,987,525     $ 3,280,051

OPERATING EXPENSES
  Service                                          2,206,052       1,933,803
  Research and development                                 -          49,827
  Selling and marketing                              523,837         454,570
  General and administration                         390,705         451,807
  Depreciation                                       678,553         623,739
                                                 -----------     -----------
                                                   3,799,147       3,513,746
                                                 -----------     -----------

OPERATING INCOME (LOSS)                              188,378        (233,695)

OTHER INCOME (EXPENSE)
  Interest income                                      2,712               -
  Interest expense                                  (437,347)       (442,389)
  Loss on disposal of property and equipment          (9,440)        (62,024)
  Minority interest in net loss of former subsidiary       -           6,585
  Loss on disposition of subsidiary                        -         (45,572)
                                                 -----------     -----------
                                                    (444,075)       (543,400)
                                                 -----------     -----------

NET LOSS                                            (255,697)       (777,095)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (230,719)       (182,868)
                                                 -----------     -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                            $  (486,416)    $  (959,963)
                                                 ===========     ===========

NET LOSS PER COMMON SHARE                              $(.02)          $(.04)
                                                 ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,794,500
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                              Nine months Ended September 30,
                                              -------------------------------
                                                     1996            1995
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $  (255,697)    $  (777,095)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                     678,553         623,739
    Loss on disposal of property and equipment         9,440          62,024
    Minority interest in net loss of former subsidiary     -          (6,585)
    Loss on disposition of subsidiary                      -          45,572
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      (94,540)       (281,864)
    Other receivable                                  10,858          38,552
    Other current assets                             (16,257)        (14,746)
   Increase (decrease) in -
    Accounts payable - trade                        (150,724)        234,458
    Accounts payable - equipment                     (22,054)       (444,928)
    Accrued expenses                                 (91,938)         96,788
    Accrued interest - majority stockholder          437,347         442,389
    Deferred trunk credit                            222,450               -
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                       727,438          18,304
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (441,328)       (537,595)
  Proceeds from sale of property and equipment           200             200
                                                 -----------     -----------
    NET CASH USED BY INVESTING ACTIVITIES           (441,128)       (537,395)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - majority stockholder 143,000         523,733
  Payments on notes payable - majority stockholder  (150,000)              -
                                                 -----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         (7,000)        523,733
                                                 -----------     -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                   279,310           4,642

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                216,409         164,588
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   495,719     $   169,230
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


                         TELVUE CORPORATION AND FORMER SUBSIDIARY
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of the management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

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

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $230,719 and $182,868 during the nine months ended September 30, 1996 and
1995, respectively. During the nine months ended September 30, 1996, the
Company issued 151,974 shares of redeemable convertible preferred stock in payment of one semi-annual 1996 dividend.  During the nine months ended
September 30, 1995, no shares of preferred stock were issued in payment of preferred stock dividends.  During the nine months ended September 30, 1996 and 1995, the Company issued 104,323 and 0 shares, respectively, of redeemable convertible preferred stock in payment of interest on a line of credit.

3.  NET LOSS PER COMMON SHARE:
    --------------------------

The net loss per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.



4.  INCOME TAXES:
    -------------

Effective January 1, 1993, the Company adopted Statement of Financial
Accounting Standards No. 109 "Accounting for Income Taxes".  At January 1,
1996, the cumulative temporary differences between the Company's financial statement losses and the losses reported on the Company's tax returns consisted of accelerated tax depreciation of $529,000 and nondeductible interest expense of $1,462,576. In addition, the Company has a net operating loss carry forward of approximately $6,400,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. The Company has not recorded a deferred tax asset at September 30, 1996, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, any tax benefit of the loss carryforward and of the other cumulative temporary differences has been offset by a valuation allowance of the same amount.

5.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of September 30, 1996, the Company had various outstanding notes due to the majority stockholder in the aggregate amount of $6,519,712 and accrued interest due on these notes of $1,795,600. Effective as of December 31, 1995, the Company obtained from the majority stockholder an extension to January 1, 1998, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against loan principal in the amount of $50,000. The Company has, therefore, classified $600,000 of the notes payable to the majority stockholder as a short-term liability and has classified the remaining balance on the notes payable and the accrued interest as long-term liabilities.

6.  DISPOSITION OF SUBSIDIARY
    -------------------------

On July 28, 1995 the Company terminated its partnership with Voice FX
Corporation. The September 30, 1995, Statements of Operations and Statements of Cash Flows include the accounts of the Company and the accounts of the TelVue-Voice FX Joint Venture, a partnership owned seventy percent (70%) by the Company, up until July 28, 1995. The Company is continuing to independently provide the services that were previously offered under the partnership.


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

     Since May 1992, the Company has had a POP which is located at the Company's home office in Mt. Laurel, New Jersey (the "National POP"). The
National POP was established to provide enhanced service features which are not available with the equipment located at the regional POPs. The Company believes these enhanced service features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start-time and channel appearance ("Title Speak"), are necessary for it to remain competitive within the pay-per-view ANI industry. The
National POP can also speak promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "Pay-per-view Plus service"). The National POP is able to serve cable television systems across the United States via trunk lines and data circuits which it currently leases from MCI Telecommunications Corporation
("MCI").  The Company's amended lease agreement with MCI expires July 10,
2001.

     The National POP can service, without installing a new regional POP, cable television systems which are located in a state or telephone Local
Access Transport Area ("LATA")  where a regional POP does not exist.  The
Company can also move all regional cable television systems onto the National
POP. As these systems are moved to the National POP, the regional POPs will be eliminated. As of September 30, 1996, the Company has only one regional
POP remaining. Cable television systems using the National POP are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, enhanced service feature fees, and Pay-per-view Plus service fees.

      On September 27, 1994, the Company entered into a service agreement with Video Jukebox Network, Inc. ("VJN"). The agreement provided that the
Company would act as a 900 call service bureau to facilitate the ordering, by VJN customers, of music videos on the cable or home dish of the VJN customer.
Mr. H.F. Lenfest, the majority stockholder of the Company and an affiliate of VJN ("Mr. Lenfest"), had guaranteed the obligation of the Company to remit the funds received by the Company on behalf of VJN under the terms of the service agreement. Mr. Lenfest is the Chairman of the Board of Directors of VJN. He also controls a corporation that is a partner in a partnership that controls a majority of the voting stock of VJN. The Company believes that the terms of the service agreement with VJN were at market rates. As of November 4, 1996, Mr. Lenfest had loaned the Company $358,267 to purchase equipment and software needed to provide service to VJN (the "VJN Loan"), Interest on the VJN Loan is set at the prime rate of PNC Bank plus 1%. VJN has informed the Company that VJN has developed its own voice recognition system and intends to process its 900 number calls internally. VJN has agreed to reimburse the Company $284,619. The $284,619 covers costs incurred by the Company for software development to provide service to VJN and costs incurred to convert hardware originally purchased to service VJN to a configuration the Company can use to provide service to its cable customers for ordering pay-per-view movies and events. Upon payment of the $284,619 by VJN the Company will pay Mr. Lenfest $284,619 which will represent a partial repayment of the VJN loan. VJN has agreed to pay the Company the $284,619 when it receives financing which it is currently pursuing. There can be no assurances that VJN will complete its proposal or complete the financing on terms which would permit it to reimburse the Company, therefore, no receivable has been recorded. The management of the Company believes that the termination of the VJN contract will not have a material effect on the Company operations.

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

      The Company's net loss was $18,323 for the three months ended September
30, 1996, compared to $349,117 for the three months ended September 30, 1995.
The net losses for the nine months ended September 30, 1996 and 1995 were $255,697 and $777,095, respectively. Service revenues for the third quarter and the nine months ended September 30, 1996 increased $177,095 and $707,474, respectively, over comparable periods from the prior year. The growth in service revenues is partially attributable to the Company serving approximately 1,300,000 more cable subscribers during the nine months ended
September 30, 1996, than were served during the nine months ended September
30, 1995. The increase is also attributable to an increase in the average monthly buy rate from 23.2% for the nine months ended September 30, 1995, to 24.9% for the nine months ended September 30, 1996. The increase in the buy rate was generated during the first quarter of 1996 when an average monthly buy rate of 26% was achieved compared to 20.9% for the first quarter of 1995.
The buy rate for the third quarter of both 1996 and 1995 has remained flat at approximately 24.5%. The service revenue increase is also a result of an increase in installation and data circuit income of $59,546 for the third quarter of 1996 and $119,010 for the nine months ended September 30, 1996, over comparable periods from the prior year. In addition, the Company had National POP feature revenue of $178,984 and $421,038 for the third quarter and nine months ended September 30, 1996, respectively, compared to $95,136 and $275,613 for the third quarter and nine months ended September 30, 1995, respectively. The Company had Pay-per-view Plus revenue of $97,620 and $252,542 for the third quarter and nine months ended September 30, 1996, respectively compared to $79,016 and $141,912 for the third quarter and nine months ended September 30, 1995. The installation and data circuit revenue as well as the feature revenue are a result of the migration of additional customers from the regional POPs to the National POP, the internal growth of customers of cable television systems already using the Service, and the addition of new customers to the National POP. The Pay-per-view Plus revenue increased over 1995 because the Pay-per-view Plus service had just become active during January 1995, and there were not as many promotions being offered or customers using the Pay-per-view Plus service.

       Service expenses for the third quarter decreased $15,751 and increased
$272,249 for nine months ended September 30, 1996, from the comparable 1995 periods. The decrease in service expenses for the third quarter is a result of the Company paying a lower per minute usage rate with MCI. In addition, there was a decrease in trunk facility access expenses of $12,489 as a result of the elimination of the regional POPs (see below). The increase in service expenses for the nine months ended September 30, 1996, is primarily attributable to an increase in trunk usage expense of $223,298. The trunk usage expense increase is a result of an increase in the average monthly buy rate during the first quarter of 1996 (see above). In addition, during the first quarter of 1995 service expenses were reduced by $173,709 for one-time credits earned from Sprint Communications, Inc. ("Sprint"), the Company's former telecommunications provider, against trunk usage expense in accordance with the Company's contract agreement with Sprint.

      The National POP and the regional POPs had required, a substantial purchase of equipment by the Company. Depreciation accounted for 18% of the total operating expenses for both the third quarter and the nine months ended
September 30, 1996, compared to 16% and 18% for the third quarter and nine months ended September 30, 1995, respectively. For the nine months ended
September 30, 1996, selling and marketing expenses increased 15% and general and administrative expenses decreased 14% over the comparable 1995 period.
The increase in selling and marketing expenses is partially attributable to an increase in commission expense of $35,038 as a result of customer additions and contract renewals. Payroll taxes and benefits increased
$32,169 as a result of salary increases and the addition of one employee to the Pay-per-view Plus department. General and administrative expenses decreased as a result a decrease in expenses related to the management of Intronet (see above).

       The Company migrated approximately 293,000 subscribers from the regional POPs to the National POP during the nine months ended September 30, 1996. As of September 30, 1996, there remains one customer with 7,400 subscribers on one regional pop. The Company is attempting to move this customer to the National POP by the end of 1996. As a result of migrating customers from the regional POPS to the National POP during the nine months ended September 30, 1996, the Company recorded a loss on the disposal of property and equipment of $9,440. This loss was a result of being unable to use or sell excess equipment inventory made available by the retirement of seven regional POPs.

      Total liabilities increased $618,800 and total assets increased
$132,385 for the nine months ended September 30, 1996. The increase in total liabilities was primarily a result of an increase in accrued interest of $333,024 on outstanding loans from Mr. Lenfest and an increase in preferred stock of 256,297 for stock issued to Mr. Lenfest for payment of the June 30, 1996, preferred stock dividend and payment of interest on the National
Equipment Loan through June 30, 1996, with shares of preferred stock . In addition, there was an increase in deferred trunk credit of $222,450. This increase in deferred trunk credit represents credits received, but not yet earned, by the Company from MCI under the terms of the five year contract.
The increase in assets is attributable to an increase in cash and an increase in accounts receivable as a result of increased billings. The increases in cash and accounts receivable are partially offset by increases in accumulated depreciation. The Company's days for sales in accounts receivable is 57 days for the nine months ended September 30, 1996, compared to 51 days for the nine months ended September 30, 1995. The Company believes the increase of 6 days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      During the nine months ended September 30, 1996, the Company purchased
$441,328 of equipment compared with $537,595 purchased during the nine months ended September 30, 1995. The 1996 equipment purchases consisted primarily of one switched access audio response unit ("SARU") and software enhancements and peripheral equipment for the National POP totaling $362,514 and $75,790 in software which was to be used to provide service to VJN (see above). The
Company had previously purchased the SARUs from Syntellect Network Systems, Inc. ("Syntellect"). However, during April 1996 the division of Syntellect that manufactures the SARUs was sold to Atlas Telecom ("Atlas"). Equipment that was previously purchased to provide service to VJN (see above) has been reconfigured to operate as a SARU which the Company is currently using to provide Service to its cable customers (see above).

      The Company is developing a new line of business to provide cable systems with direct response commercials from a number of sources ("DRTV").
Cable operators would receive a percentage of the proceeds from sales, generated from the commercials. The Company is currently providing the service to cable networks, some of which are owned by an affiliate. During the initial test phase in November 1995 and December 1995, the Company proved its ability to obtain and distribute direct response commercials in addition to tracking sales by commercial and location. It remains to be seen, however, whether enough cable operators will participate to generate the revenue necessary to make this line of business profitable. The DRTV service generated revenue of $3,928 and $21,320 for the third quarter and nine months ended September 30, 1996, respectively. Expenses for the third quarter and nine months ended September 30, 1996 were $21,488 and $73,395, respectively.
During the nine months ended September 30, 1995, the Company incurred $49,827 in research and development costs required for software development for the DRTV service. There were no comparable research and development expenses for the nine months ended September 30, 1996.

       The Company had positive cash flow from operations of $727,438 during the nine months ended September 30, 1996. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $432,296 for the nine months ended September 30, 1996, compared to negative cash flow from operating activities of $52,345 for the nine months ended September 30, 1995. The increase in cash flow for the nine months ended September 30, 1996, is primarily a result of increased revenue
(see above) along with the Company paying a lower per minute usage rate with MCI. Mr. Lenfest had agreed to defer cash interest payments of $437,347 during the nine months ended September 30, 1996. The deferring of the interest payments along with the increase in revenue has enabled the Company to accumulate cash. Although Mr. Lenfest has agreed not to demand repayment of principal and interest before January 1, 1998, the Company has voluntarily decided to make principal payments of $50,000 a month to Mr. Lenfest. As of September 30, 1996, the Company's has paid Mr. Lenfest $150,000 in principal payments. Mr. Lenfest has agreed to accept payments of principal for the time being, but he has reserved the right to request payments of interest on the various loans made by him to the Company (see below).

      Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. In connection with the purchase of the stock, the Company borrowed $500,000 from Mr. Lenfest at an interest rate of 12%
(the "Original Line of Credit"). As of November 4, 1996, the Company has repaid $2,000 of the principal of the Original Line of Credit. From November
15, 1990, through December 31, 1993, the Company borrowed an additional
$3,190,000 from Mr. Lenfest under various loan agreements (the "Other
Loans"). The interest rates on the Other Loans is set at the floating prime interest rate of PNC Bank plus 1%. On March 8, 1994, Mr. Lenfest agreed to loan to the Company up to $1,500,000 for the purchase of additional equipment needed to expand the National POP (the "National Equipment Loan"). Interest on the National Equipment Loan is set at the floating prime interest rate of PNC Bank plus 1%. Interest on the National Equipment Loan is to be paid quarterly. At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. As of November
4, 1996, the Company had borrowed $1,471,272 under the terms of the National
Equipment Loan.  Interest due on the National Equipment Loan through June 30,
1996, in the amount of $266,533 has been paid with 266,533 shares of Preferred Stock. On December 22, 1995, the Company borrowed $55,000 from Mr.
Lenfest to meet advertising expenses and programming expenses that were not budgeted for 1995 (the "Advertising Loan"). It was orally agreed that interest on the Advertising Loan would be set at the floating prime interest rate of PNC Bank plus 1%. As of November 4, 1996, the principal on the Advertising Loan of $55,000 has been repaid. During January 1995, Mr.
Lenfest purchased from Science Dynamics Corporation ("Science") the Company's non-interest bearing note in the amount of $541,000 held by Science (the
"Prior Science Note").  During February 1996, the Company borrowed from Mr.
Lenfest $143,000 to purchase one SARU (the "SARU Loan"). It was orally agreed that interest on the SARU Loan would be set at the floating prime interest rate of PNC Bank plus 1%. As of November 4, 1996, the principal on the SARU loan of $143,000 has been repaid. As of November 4, 1996, the outstanding loan balances due to Mr. Lenfest are $411,173 under the TelVue
Partnership Loan, $358,267 under the VJN loan, $498,000 under the Original
Line of Credit, $3,190,000 under Other Loans, $1,471,272 under the National
Equipment Loan, and $541,000 under the Prior Science Note bringing aggregate outstanding loans from Mr. Lenfest to $6,469,712, (see the Company's December
31, 1995 Form 10-KSB for a description of the TelVue Partnership Loan).
Interest on $5,019,539 of the borrowings is set at the floating prime interest rate of PNC Bank plus 1%. Interest on $498,000 of the loan is set at 12%. Interest on $411,173 is set at the floating prime interest rate of PNC Bank plus 2%. In addition, effective as of December 31, 1995, the
Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1998. Although Mr. Lenfest has agreed not to demand repayment of his loans or accrued interest, as indicated above, the Company is voluntarily making principal payments of $50,000 each month to Mr.
Lenfest. Mr. Lenfest has agreed to accept payments of principal for the time being, but reserves the right to request payments of interest on the various loans made by him to the Company.

      The Company's ability to fund its operating expenses is directly related to the cable industry's buy rates and, therefore, is volatile. The
Company remains dependent upon the deferral of principal and interest payments due to Mr. Lenfest in order to fund operations and required equipment purchases. Since the Company's cash flow is subject to factors over which the Company has no control, there can be no assurance that the Company will continue to fund its operations or equipment purchases without seeking outside financing. Should the Company require funding in the future it will seek additional financing from Mr. Lenfest and other sources. In the event Mr. Lenfest should decline to provide additional funding, for either equipment purchases or future operations, the Company will seek additional funds from third parties, although there can be no assurance that such funds will be available or will be available on terms that are acceptable to the Company. The Company has been unable to obtain such funding in the past. In the event that the Company is unable to secure additional needed funds, the Company will take actions necessary to continue operations with the funds available, including, without limitation, reducing capital expenditures for the National POP and downsizing the work force. If additional needed funds do not become available, unless the Company is able to continue to achieve positive cash flow on a consistent basis, it will not be able to continue its business operations.

     Shares of Common Stock that have had the same beneficial owner since
April 21, 1988, or that have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of September 30, 1996, 7,014,928 shares of the Company's Common Stock were entitled, to one vote per share. The remaining 16,779,572 shares of Common
Stock were entitled to one vote per share.  Mr. Lenfest owns 12,896,968 shares of Common Stock that are entitled to ten votes per share and 1,660,485 shares of Common Stock that are entitled to one vote per share.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company held an annual meeting of the shareholders on July 10, 1996.
A quorum was present and the shareholders elected six directors to serve on the Company's Board of Directors until the next annual meeting of stockholders: H.F. Lenfest, Carl Cangelosi, Donald Heller, Thomas Fennell,
Frank Carcione and Robert Lawrence.

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

11.    Statement re: Computation of Per Share Earnings (see the Company's
       September 30, 1996 Financial Statement included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:  11/12/96            By:  /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated:  11/12/96            By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)





