Form 10-K
period 1996-12-31
TELVUE CORP
filed 1997-03-26
CIK 839443

                              FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1996

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

The Issuer's revenue for the fiscal year ended December 31, 1996 was $5,458,610.

The Market Value of voting stock held by non-affiliates of the Issuer at February 28, 1997, based on a per share average bid and asked price of .05 was $458,102.

Number of shares of Issuer's common stock outstanding as of February 28, 1997: 23,794,500 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    _____    _____

ITEM 1.     BUSINESS

GENERAL

      TelVue Corporation, a Delaware corporation (the "Company"), was incorporated on November 26, 1986. Until December 30, 1988, the Company was a wholly-owned subsidiary of Science Dynamics Corporation ("Science"). On that date, the Company's shares of Common Stock were distributed to Science's shareholders of record as of December 30, 1988, on the basis of three shares of the Company's Common Stock for each share of Science's Common Stock then outstanding. The Company is a marketing and operating company primarily selling automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service").

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

      Prior to May 1992, the Company's means of servicing its cable television customers was done by installing ANI equipment in each Local Access Transport Area ("LATA") where its cable television customers were located (the "Regional POPs"), and using the local telephone companies to transport its 800 number traffic to the Regional POPs. In May 1992, the Company installed a new POP in the Company's home office in Mt. Laurel, New
Jersey (the "National POP").   The National POP was established to provide
enhanced service features that are not available with the equipment located at the Regional POPs. The National POP can speak promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ Service"). The National POP is able to serve cable television systems across the United States via trunk lines and data circuits, that it leases from MCI Telecommunications Corporation ("MCI"). The lease expires June 1, 2000. The Company believes it receives a favorable trunk usage rate from MCI. The National POP can service, without installing a new Regional POP, cable television systems which are located in any state or any telephone LATA.

     The Company has moved substantially all regional cable television systems onto the National POP. As of December 31, 1996, the Company had two POPS, one of which was the Company's National POP. During 1996, the Company retired seven Regional POPs as a result of migrating the customers from these Regional POPs to the National POP. The equipment located at the Regional and National POPs is owned and installed by the Company. The Company had contracts to provide service to 542 cable television systems, serving approximately 8.4 million full-time subscribers and 500,000 part-
time subscribers, as of December 31, 1996.   Part-time subscribers are
subscribers who only use the Company's ANI service for major special events, such as boxing, wrestling and concerts. The Company is marketing and providing service to subscribers on a part-time basis because it wants customers who are using alternate pay-per-view ordering services to become familiar and comfortable with the Company's ANI service in anticipation that these customers may choose to use the Company's ANI service on a full-time basis.

      The Company's contracts with cable television system operators cover the provision of ANI order entry services at a specified rate per subscriber order. Cable television systems using the National POP are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, enhanced feature fees and PPV+ promotion fees. Monthly charges are due and payable to the Company within twenty days of the end of each month. Generally, the contracts carry an initial term of three years with automatic renewal unless a party gives notice of non-renewal prior to the renewal date. Generally, the contracts are terminable at will upon ninety days prior notice (subject to applicable cancellation fees). Each contract is also terminable upon default by a party or upon sale or transfer of the business or assets of the cable operator. In addition, the contract is also assignable upon the sale or transfer of the business or assets of the cable operator.

      The Company's business is oriented principally to the provision of services, and it does not engage in the manufacture of equipment required to provide its services. During 1996, the Company has purchased its required ANI equipment for the National POP from Atlas Telecom and Syntellect Network Systems, Inc. ("Syntellect"). During 1996, Syntellect sold the division of its company that manufactures the Company's required ANI equipment to Atlas Telecom.

      During October 1993, the Company entered into a Joint Venture with Voice FX Corporation ("Voice FX"). The name of the Joint Venture was "TelVue-Voice FX Joint Venture" (the "Partnership"), and the Partnership did business as "TelVue FX." The business of the Partnership was to target the cable television subscriber market for direct response type products, order processing and for the sale and/or marketing of products and services, including, but not limited to, coupons, audio-text, information, polling, surveys, fax-back and database marketing). The participation percentage for the Partnership was 70% for the Company and 30% for Voice FX. On July 28, 1995, the Company and Voice FX agreed to terminate the Partnership. The Partnership was terminated because the only promotions that the Partnership was handling were pay-per-view industry promotions and the Company is able to market and handle these promotions alone. Under the terms of the Partnership dissolution, the Company was required to pay to Voice FX 30% of gross revenues received by the Company for the period June 1, 1995 through December 31, 1995, for premium channel upgrade promotions under contracts that Voice FX had originally sold. In addition, the Company was required to pay to Voice FX 10% of gross revenues received by the Company for the period January 1, 1996, through December 31, 1996, for premium channel upgrade promotions under contracts that Voice FX had originally sold. The Company paid nothing to Voice FX during 1996 because no revenue was generated from premium upgrade promotions from contracts that Voice FX sold.

      On September 27, 1994, the Company entered into a service agreement with Box Worldwide, Inc., formerly known as Video Jukebox Network, Inc. ("VJN"). The agreement provided that the Company would act as a 900 call service bureau to facilitate the ordering, by VJN customers, of music videos on the cable or home dish of the VJN customer. Mr. H.F. Lenfest, the majority stockholder of the Company and an affiliate of VJN ("Mr. Lenfest"), had guaranteed the obligation of the Company to remit the funds received by the Company on behalf of VJN under the terms of the service agreement. Mr. Lenfest is the Chairman of the Board of Directors of VJN. He also controls a corporation that is a partner in a partnership that controls a majority of the voting stock of VJN. The Company believes that the terms of the service agreement with VJN were at market rates. Mr. Lenfest had loaned the Company $358,267 to purchase equipment and software needed to provide service to VJN (the "VJN Loan"), Interest on the VJN Loan is set at the prime rate of PNC Bank plus 1%. In July 1996, VJN informed the Company that VJN had developed its own voice recognition system and intended to process its 900 number calls internally. In return for terminating the service agreement, VJN agreed to reimburse the Company $284,619, which amount covers costs incurred by the Company for software development to provide service to VJN, costs incurred to convert hardware originally purchased to service VJN to a configuration the Company can use to provide service to its cable customers for ordering pay-per-view movies and events, and accrued interest expense as of July 31, 1996, that the Company incurred on the VJN Loan. On January 10, 1997, VJN paid the Company $284,619. The management of the Company believes that the termination of the VJN contract will not have a material effect on the Company operations.

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

     The Company has been supplying certain cable systems with direct response commercials from various sources over the past two years. These cable operators receive a percentage of sales generated from the commercials which are inserted in the cable systems local advertising slots. Inbound call traffic is tracked via the Company's ANI system for more accurate reporting. Although the Company has proved its ability to acquire and track Direct Response TV (DRTV) spots, the revenue generated is not strong enough to convince other cable operators to participate. The Company may continue to supply DRTV spots to some participating cable systems at little or no cost to the Company but at this time it is believed that significant revenue contributions will not be forthcoming from this line of business.

      For information regarding the Company's revenue, operations and assets, please refer to the Company's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation.

LICENSES

      The Company has purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect, see above). The Company possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. The Company also holds a perpetual, no charge license for the HP it purchased from Atlas Telecom.

      The Company believes it received a perpetual no charge license for the pay-per-view application software residing on the SARUs and HP because the Company committed to and did purchase ten (10) SARUs during 1994. The Company purchased one (1) SARU and peripheral hardware and software modifications from Atlas Telecom during 1996. There is no affiliation between the Company and Atlas Telecom other than a customer and supplier relationship.

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

      The Company's business is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services are the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. The Company believes its services resolve these pay-per-view ordering problems. As of December 31, 1996, there are four (4) Multi System Operators ("MSOs") who individually comprise greater than 10% of the Company's annual service revenue. These percentages may vary as contracts with additional cable companies are concluded and the pay-per-view service is expanded by existing customers of the Company.

COMPETITION

      The cable industry has improved marketing efforts in the pay per view category during the past two years resulting in increased buy rates. The Company uses state-of-the-art, feature laden equipment for its automated pay-per-view order processing service. The Company has a strong reputation for offering customer friendly features and excellent customer service. In addition, the Company offers 24 hour customer service and reliability with near zero down time, particularly under heavy load during major special events. Although competition is strong from the Company's major competitors the Company is attracting significant numbers of new customers. The Company's aggressive marketing strategies and reputation allowed it to grow its full-time customer base by 17% to approximately 8.4 million full-time addressable homes and an additional 500,000 part-time addressable homes in 1996, representing an increase of 1.7 million addressable homes. The Company plans to continue its marketing approach during 1997 and believes that strategy will provide continued growth in numbers of subscribers.

EMPLOYEES

      At December 31, 1996, the Company had 17 full-time employees. Additional personnel may be added as the Company's business develops and as circumstances require.

BACKLOG

      The Company's revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming service or for other services transmitted through its equipment. As a result, no form of backlog exists, other than as represented by accumulated service charge income which has yet to be paid to the Company.

RESEARCH AND DEVELOPMENT

      During 1995, the Company spent $63,429 in research and development to develop software required to provide the DRTV service (see Description of Business and Management's Discussion and Analysis or Plan of Operation). The Company had no research and development expenses during 1996. Because the Company is principally a sales and marketing company the Company does not anticipate that it will perform any significant or material research and development.

ITEM 2.     PROPERTIES

      The Company leases office space of approximately 8,700 square feet in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 1999. The office space is used to house the National POP equipment as well as the Company's present executive, sales, secretarial and technical support personnel.

ITEM 3.     LEGAL PROCEEDINGS

      In April 1996, a former employee filed suit against the Company and its majority stockholder, James T. Shelley vs. TelVue Corporation and H.F. Lenfest, with the Superior Court of Burlington County, New Jersey, Civil Action Number 01368-96. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing detrimental reliance and unjust enrichment. The suit seeks damages for an unspecified amount for compensation, compensatory and punitive damages. Based upon correspondence from Mr. Shelley's attorneys prior to filing the suit, the Company's legal council believes that Mr. Shelley is seeking actual damages of approximately $400,000 for commissions, unpaid salary, stock options and other benefits. The Company believes the employee's claims are without merit and intends to vigorously defend the suit brought against the Company.

      On December 19, 1995, the company received a letter from intellectual property counsel to Tele-Communications, Inc. ("TCI") informing the Company that (i) TCI had received a demand from a person asserting that certain activities involved in TCI's delivery of cable services, including delivery of pay-per-view services, to its subscribers may infringe certain patents held by the person; and (ii) TCI would seek indemnification under its contract dated April 24, 1995 with the Company should it become necessary. The Company has engaged special patent counsel to advise the Company of the Company's obligations to TCI. The Company believes that all of its pay-per-view ordering services are performed in accordance with the procedures set forth in the Science Patent (see Licenses above) and the Company believes that its pay per view ordering services do not infringe any patents held by such person and that it has no indemnification obligation to TCI.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for the Company's common stock for the two most recent fiscal years, as reported by The Nasdaq Stock Market, Inc. for 1996, and by Herzog, Heine & Geduld Inc. for 1995, the principal market-maker with respect to the Company's Common Stock, is as follows:

      QUARTER 1996                          HIGH                    LOW

        First                               $.03                   $.03

        Second                              $.03                   $.03

        Third                               $.03                   $.02

        Fourth                              $.03                   $.03


      QUARTER 1995

        First                               $.06                   $.03

        Second                              $.06                   $.03

        Third                               $.07                   $.05

        Fourth                              $.05                   $.05

      As of February 28, 1997, there were 421 holders of record of the Common Stock of the Company.

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

      Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of December 31, 1996, 16,968,972 shares of the Company's Common Stock were entitled to 10 votes per share. The remaining 6,825,528 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 12,896,968 shares of Common Stock which are entitled to ten votes per share and 1,660,485 shares of Common Stock that are entitled to one vote per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company's net loss was $184,129 for the fiscal year ended December 31, 1996, compared to $1,045,716 for the fiscal year ended December 31, 1995. Service revenues for the 1996 fiscal year increased $1,032,389 over 1995. The growth in service revenues is partially attributable to the Company serving approximately 1,200,000 more full-time cable subscribers for the fiscal year ended December 31, 1996 versus December 31, 1995. In November 1996, the Company began serving 500,000 part-time cable subscribers. Since the part-time subscribers were only using the Company's service for two months of 1996 they did not significantly contribute to the revenue increase. The increase is also attributable to an increase in the average monthly buy rate from 23.3% for the year ended December 31, 1995 to 24.8% for the year ended December 31, 1996. The Company has been experiencing a continuing upward trend in annual buy rates. The average monthly buy rate during 1994 and 1993 was 19.6% and 18.4%, respectively. The service revenue increase is also a result of an increase in installation and data circuit income of $156,992, an increase in National POP feature revenue of $244,760 and an increase in PPV+ revenue of $202,888. The installation and data link revenue as well as the feature revenue are a result of customer additions to the National POP. The PPV+ revenue increased over 1995 as a result of customer additions and as a result of more previously existing customers using the PPV+ Service.

       Service expenses for the year ended December 31, 1996, increased $303,919 from the comparable 1995 period. The increase in service expenses for the year is attributable to an increase in trunk usage expense of $210,595 as a result of an increase in the average monthly buy rate along with an increase in full-time subscribers (see above). There was an increase in data link expense of $138,507 as a result of customer additions.

       The Company migrated approximately 293,000 subscribers from the Regional POPs to the National POP during the twelve months ended December 31, 1996. As of December 31, 1996, the Company was serving approximately 8,400,000 full-time cable subscribers and 500,000 part-time cable subscribers on the National POP compared to approximately 6,900,000 full-time cable subscribers and no part-time cable subscribers served as of December 31, 1995. The Company has one customer with approximately 7,000 cable subscribers remaining on a Regional POP. The Company plans to have this customer using the National POP by the second quarter of 1997.

      The National POP and the Regional POPs had required a substantial purchase of equipment by the Company. Depreciation accounted for 18% of the total operating expenses for the years ended December 31, 1996 and 1995. For the year ended December 31, 1996, selling and marketing expenses increased 10% and general and administrative expenses decreased 9% over the comparable 1995 period. The increase in selling and marketing expenses is partially attributable to an increase in commission expense of $47,940 as a result of customer additions, contract renewals and PPV+ Service commissions. Payroll increased $46,105 as a result of salary increases and the addition of one employee to the PPV+ department. General and administrative expenses decreased as a result of a decrease in expenses related to the management of Intronet (see Item 1. Business).

      For the year ended December 31, 1996, the Company recorded a loss on the disposal of property and equipment of $62,952. This loss was a result of being unable to use or sell excess equipment inventory made available by the retirement of seven Regional POPs. The retirement of the seven Regional POPs resulted from the migration of customers from the Regional POPs to the National POP.

      Total liabilities increased $792,249 and total assets increased $293,725 for the year ended December 31, 1996. The increase in total liabilities was primarily a result of an increase in accrued interest of $440,388 on outstanding loans from Mr. Lenfest and an increase in preferred stock of 452,741 for stock issued to Mr. Lenfest for payment of the June 30, 1996 and December 31, 1996, preferred stock dividends and payment of interest on the National Equipment Loan through September 30, 1996, with shares of preferred stock . In addition, there was an increase in deferred trunk credit of $190,800. This increase in deferred trunk credit represents credits received, but not yet earned, by the Company from MCI under the terms of the five year contract. The increase in assets is attributable to an increase in cash and an increase in accounts receivable as a result of increased billings. In addition, there was an increase in other receivables as a result of recording a receivable from VJN of $284,619, which was paid in January 1997 (see Item 1. Business). The increases in cash and accounts receivable are partially offset by decreases in equipment as a result of writing off obsolete equipment (see above).
The Company's days for sales in accounts receivable is 57 days for the year ended December 31, 1996, compared to 52 days for the year ended December 31, 1995. The Company believes the increase of 5 days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      During the year ended December 31, 1996, the Company purchased $609,608 of equipment compared with $579,878 purchased during year ended December 31, 1995. Included in the 1996 equipment purchases are software enhancements and peripheral equipment for the National POP. During the first quarter of 1996 the Company had insufficient funds available to purchase one SARU required to service the National POP. Mr. Lenfest therefore, agreed to loan the Company $143,000 at the floating prime interest rate of PNC Bank plus 1% (the "SARU Loan"). As of December 31, 1996, the Company has repaid the principal on the SARU Loan.

      The DRTV service (see Description of Business) generated revenue of $25,803 and expenses of $93,132 for the year ended December 31, 1996. During 1995, the Company incurred research and development expenses of $63,429, related to software development for the DRTV service. No research and development expenses were incurred during 1996.

      The Company had positive cash flow from operations of $985,718 during the year ended December 31, 1996. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $762,944 for the year ended December 31, 1996, compared to negative cash flow from operating activities of $97,730 for the year ended December 31, 1995. The increase in cash flow for the year ended December 31, 1996, is primarily a result of increased revenue (see above) and decreased telephone connection charges as a result of the terms of the contract with MCI.

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. In connection with the purchase of the stock, the Company borrowed $500,000 from Mr. Lenfest at an interest rate of 12% (the "Original Line of Credit"). From November 15, 1990, through December 31, 1993, the Company borrowed an additional $3,190,000 from Mr. Lenfest under various loan agreements (the "Other Loans"). The interest rate on the Other Loans is set at the floating prime interest rate of PNC Bank plus 1%. From October 1993 to May 1995, the Company had borrowed $411,173 from Mr. Lenfest for expenses related to the Partnership (the "Partnership Loan") (see Item 1. Business for a description of the Partnership). Interest on the Partnership Loan is set at the floating prime interest rate of PNC Bank plus 2%. On March 8, 1994, Mr. Lenfest agreed to loan to the Company up to $1,500,000 for the purchase of additional equipment needed to expand the National POP (the "National Equipment Loan"). Interest on the National Equipment Loan is set at the floating prime interest rate of PNC Bank plus 1%. Interest on the National Equipment Loan is to be paid quarterly. At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on the National Equipment Loan through September 30, 1996, in the amount of $300,566 has been paid with 300,566 shares of Preferred Stock. During January 1995, Mr. Lenfest purchased from Science the Company's non-interest bearing note in the amount of $541,000 (the "Prior Science Note"). On December 22, 1995, the Company borrowed $55,000 from Mr. Lenfest to meet advertising expenses and programming expenses that were not budgeted for 1995 (the "Advertising Loan"). During February 1996, the Company borrowed from Mr. Lenfest $143,000 to purchase one SARU (the "SARU Loan"). It was orally agreed that interest on the Advertising Loan and the SARU Loan would be set at the floating prime interest rate of PNC Bank plus 1%.

    Effective as of December 31, 1995, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1998. The deferring of the interest payments along with the increase in revenue has enabled the Company to accumulate cash. Interest payments would have amounted to $578,734 for the year ended December 31, 1996, compared to $591,324 for the year ended December 31, 1995. During the third quarter of 1996 the Board of Directors of the Company (with Mr. Lenfest not participating) authorized that the Company may make monthly principal payments of $50,000 to Mr. Lenfest. Mr. Lenfest has agreed to accept payments of principal through December 31, 1997. During 1996, the Company made principal payments of $300,000 to Mr. Lenfest. The outstanding loan balances due to Mr. Lenfest as of December 31, 1996, are $398,000 under the Original Line of Credit, $411,173 under the Partnership Loan, $358,267 under the VJN loan, $3,190,000 under Other Loans, $1,471,272 under the National Equipment Loan, and $541,000 under the Prior Science Note bringing aggregate outstanding loans from Mr. Lenfest to $6,369,712. In addition, during the forth quarter of 1996 the Board of Directors of the Company (with Mr. Lenfest not participating) authorized that at management's discretion, the Company may make monthly principal payments in excess of $50,000 when the Company has excess cash not needed to fund operations. During January and February of 1997 the Company made total principal payments of $500,000 to Mr. Lenfest. The $500,000 was applied as follows: $398,000 was applied to the Original Line of Credit, which represents full payment of the principal balance of the Original Line of Credit; $102,000 was applied to the Partnership Loan, decreasing the outstanding principal on the Partnership Loan to $309,173 as of February 28, 1997.

      The Company believes that increases in accrued interest under the loans from Mr. Lenfest do not have a direct material effect on operations or continued availability of credit. Cash flow from operations is sufficient to fund current operations but is insufficient to fund total debt repayment. The Company believes its suppliers look primarily to the Company's timely payment of outstanding invoices. Historically, the Company has paid all the suppliers it deals with on a timely basis and, therefore, the cash flow from operations has no effect on the Company's availability of credit from key suppliers of goods and services. The payment terms of the Company's equipment and software providers are net 30 days.

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. In addition to the increased number of customers for the year ended December 31, 1996, the Company has added an additional 100,000 full-time subscribers and 1.1 million part-time subscribers through February 28, 1997.
Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract customers at the same rate as in 1996 or that it will be able to attract any further customers. Although cable industry buy rates have increased each year for the last four years, from an annual average buy rate of 18.4% in 1993 to 24.8% in 1996, there can be no assurances that such levels of buys rates will continue to increase or will remain at their current level.

     The Company remains dependent upon the deferral of principal and interest payments due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Mr. Lenfest has agreed not to demand the cash repayment of principal or accrued interest on the outstanding loans through January 1, 1998. Nevertheless, management intends to continue to repay the outstanding principal amount of loans made by Mr. Lenfest from cash not needed for operations. Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1997.

      Although no equipment purchases are anticipated for fiscal year 1997 that can not be funded from cash flow generated by operations, should the Company require additional funding it will seek additional financing from Mr. Lenfest and from other sources. In the event that the Company is unable to secure additional needed funds, the Company will take actions necessary to continue operations with the funds available, including, without limitation, reducing capital expenditures for the National POP and downsizing the work force.

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

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

      The following table sets forth certain information as of December 31, 1996 with respect to each of the Company's directors and officers.

                                            POSITION(S) WITH       DIRECTOR
NAME                          AGE             THE COMPANY           SINCE

H.F. (Gerry) Lenfest          66            Chairman of the          1989
                                            Board and Director

Frank J. Carcione             56            President,               1990
                                            Chief Executive
                                            Officer, and Director

Carl J. Cangelosi             54            Director                 1990

Donald L. Heller              51            Director                 1993

Thomas J. Fennell             35            Director                 1995

Irene A. DeZwaan              33            Secretary & Treasurer

Joseph M. Murphy              43            Executive Vice
                                            President of Sales
                                            & Operations


      The Directors of the Company receive no compensation.

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

      Frank J. Carcione became the Executive Vice President, Treasurer and Director of the Company in May 1990, and was elected President and Chief Executive Officer in May 1991. From August 1989 to May 1990, he held the position of Vice President (marketing, sales, pay-per-view and franchise relations) with Garden State Cablevision, L.P., a New Jersey cable television operator and an affiliate of The Lenfest Group of companies. From November 1980 until August 1989, he held the same position with New York Times Cable TV, the predecessor to Garden State Cablevision, L.P.

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

    Joseph M. Murphy is the Executive Vice President of Sales and
Operations of the Company. Mr. Murphy was appointed to this position in September 1994. Prior to this appointment, Mr. Murphy had been Vice President of Sales since joining the Company in 1986.

ITEM 10.    EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
NAME AND                                                        ALL OTHER
PRINCIPAL POSITION            YEAR    SALARY    COMMISSIONS    COMPENSATION

Frank J. Carcione             1996   119,000          -           2,761 (1)
CEO                           1995   108,000          -             997 (1)
                              1994   104,102          -             -


Joseph Murphy                 1996   85,362        53,710         2,305 (1)
Executive Vice President      1995   81,623        30,461         1,869 (1)
of Sales & Operations         1994   71,523         6,495            -

(1) Company funded contributions to the Company's Simplified Pension Plan
    (SEP).


       AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                         AND FY-END OPTION VALUES


                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
                         ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE

Frank J. Carcione
CEO                      -           -             -                  -


Joseph M. Murphy         -           -         15,000              $765 (1)


(1) Value calculated based upon the average of the bid and ask price on such dates.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 28, 1997, certain information with respect to each person who was known to the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F (Gerry) Lenfest               64,377,848 (2)                87.5% (2)
202 Shoemaker Road
Pottstown, PA  19464
Chairman of the Board and Director

(1) As of February 28, 1997, 23,794,500 shares of Common Stock were outstanding.

(2)   Includes 19,905,235 shares of Common Stock issuable upon conversion
      of Preferred Stock owned by Mr. Lenfest.   Includes Warrants to
      acquire up to 29,915,160 additional shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock. Also does not include accrued interest, as of December 31, 1996, on the National Equipment Loan, which the Company may elect to pay in shares of Preferred Stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of February 28, 1997, certain information with respect to the Common Stock beneficially owned by the directors and executive officers of the Company and by all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel, NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F. (Gerry) Lenfest              64,377,848  (2)               87.5% (2)
Chairman of the Board
and Director

Joseph M. Murphy                      90,000  (3)                 .4%
Executive Vice President
of Sales and Operations

All Directors and                 64,466,648(2) (3)            87.6%
Officers as a Group
(7 Persons)


(1) As of February 28, 1997, 23,794,500 shares of Common Stock were outstanding.

(2)   Includes 19,905,235 shares of Common Stock issuable upon conversion
      of Preferred owned by Mr. Lenfest.   Includes Warrants to acquire up
      to 29,915,160 additional shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock. Also does not include accrued interest, as of December 31, 1996, on the National Equipment Loan, which the Company may elect to pay in shares of Preferred Stock.

(3) Includes 15,000 shares issuable to Joseph M. Murphy upon exercise of currently exercisable stock options held by Mr. Murphy.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 1996, the Company was indebted to Mr. Lenfest in the principal amount of $6,369,712. Mr. Lenfest has agreed to accept payments of principal at the rate of $50,000 per month. (See Management's Discussion and Analysis or Plan of Operation and Note 6 of the 1996 financial statements of the Company).

      The Company provided its ANI services to subsidiaries of Lenfest Communications, Inc. ("LCI"), a company operating under the control of Mr. Lenfest. The Company recognized revenues of approximately $325,000 from LCI subsidiaries during 1996. (See Note 11 of the 1996 financial statements of the Company).

        Other related transactions are described in Notes 6, 8 and 11 of the 1996 financial statements of the Company.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON
            FORM 8-K

FINANCIAL STATEMENTS

      Independent Auditor's Report dated March 18, 1997.

      Balance Sheets as of December 31, 1996 and 1995.

      Consolidated Statements of Operations for the years ended December 31, 1996 and 1995.

      Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1996 and 1995.

      Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995.

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

11. Statement re: Computation of Per Share Earnings (see the Company's 1996 Financial Statement included herein).





                                       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TELVUE CORPORATION


DATED: 3/24/97                    By:   /s/Frank J. Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED: 3/24/97                    By:   /s/Irene A. DeZwaan
                                        ___________________________________
                                        Irene A. DeZwaan
                                        Treasurer (Controller)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE


________________________________    Chairman of the
H.F. Lenfest                        Board and Director

/s/Frank J. Carcione                Director                  3/24/97
--------------------------------
Frank J. Carcione

/s/Carl J. Cangelosi                Director                  3/17/97
--------------------------------
Carl J. Cangelosi

/s/Donald Heller                    Director                  3/17/97
--------------------------------
Donald Heller

/s/Thomas J. Fennell                Director                  3/13/97
--------------------------------
Thomas J. Fennell

                                       TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

   Balance Sheets

   Consolidated Statements of Operations

   Consolidated Statements of Stockholders' Deficit

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
TelVue Corporation


We have audited the balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1996, and the consolidated statements of operations, stockholders' deficit and cash flows of TelVue Corporation and former subsidiary for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 3, the Company dissolved its subsidiary during 1995.



PRESSMAN, CIOCCA & SMITH
Hatboro, Pennsylvania
March 18, 1997

TELVUE CORPORATION
BALANCE SHEETS
December 31, 1996 and 1995

                                                     1996           1995
ASSETS                                               ----           ----

CURRENT ASSETS
  Cash and cash equivalents                     $   668,367    $   216,409
  Accounts receivable - trade                       913,106        783,588
  Other receivables                                 289,342         15,525
  Other current assets                               12,964          4,219
                                                -----------    ------------
                  TOTAL CURRENT ASSETS            1,883,779      1,019,741

PROPERTY AND EQUIPMENT                            4,111,240      5,007,768
  Less accumulated depreciation and amortization  1,872,504      2,198,719
                                                -----------    ------------
                                                  2,238,736      2,809,049

DEPOSITS                                              8,800          8,800
                                                ------------   ------------

                                                $ 4,131,315    $ 3,837,590
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - majority stockholder-current  $ 1,000,000           -
  Accounts payable - trade                          220,415        342,947
  Accounts payable - equipment                       98,559         28,114
  Accrued expenses                                  164,876        247,469
  Deferred trunk credit                             190,800           -
                                                ------------   ------------
                  TOTAL CURRENT LIABILITIES       1,674,650        618,530

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
of current portion                                5,369,712      6,526,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER           1,902,964      1,462,576

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $1 par value, 6,900,000 shares authorized,
  2,985,636 and 2,532,895 shares issued and
  outstanding, respectively (liquidation
  value $2,985,636 and $2,532,895,
  respectively)                                   2,985,636      2,532,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,794,500 shares
  issued and outstanding                            237,945        237,945
  Additional paid-in capital                      1,515,535      1,515,535
  Accumulated deficit                            (9,555,127)    (9,056,603)
                                                ------------   ------------
                                                 (7,801,647)    (7,303,123)
                                                ------------   ------------
                                                $ 4,131,315    $ 3,837,590
                                                ============   ============
See accompanying notes.

TELVUE CORPORATION AND FORMER SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1996 and 1995


                                                     1996           1995
                                                     ----           ----

REVENUES                                        $ 5,458,610    $ 4,426,221

OPERATING EXPENSES
  Service                                         2,951,404      2,647,485
  Research and development                             -            63,429
  Selling and marketing                             680,213        618,263
  General and administrative                        547,439        603,667
  Depreciation                                      884,121        835,474
                                                -----------    ------------
                                                  5,063,177      4,768,318
                                                -----------    ------------

                  OPERATING INCOME (LOSS)           395,433       (342,097)

OTHER INCOME (EXPENSE)
  Interest expense, net of reimbursement           (526,779)      (591,324)
  Interest income                                    10,169            217
  Loss on sales or disposal of property
  and equipment                                     (62,952)       (73,525)
  Loss on termination of partnership                   -           (45,572)
  Minority interest in net loss
  of former subsidiary                                 -             6,585
                                                ------------   ------------
                                                   (579,562)      (703,619)
                                                ------------   ------------

                  NET LOSS                         (184,129)    (1,045,716)

DIVIDENDS ON REDEEMABLE CONVERTIBLE
  PREFERRED STOCK                                  (314,395)      (247,135)
                                                ------------   ------------
                  NET LOSS AVAILABLE TO
                  COMMON STOCKHOLDERS           $  (498,524)   $(1,292,851)
                                                ============   ============

                  NET LOSS PER
                  COMMON SHARE                  $      (.02)   $      (.05)
                                                ============   ============

                  WEIGHTED AVERAGE NUMBER
                  OF COMMON SHARE OUTSTANDING   $23,794,500    $23,794,500
                                                ============   ============

See accompanying notes.

TELVUE CORPORATION AND FORMER SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 1996 and 1995


                                       Additional                Total
                               Common   Paid-In  Accumulated  Stockholders'
                               Stock    Capital    Deficit      Deficit
                             --------- ---------  -----------  ------------

BALANCE, DECEMBER 31, 1994   $ 237,945 $1,515,535 $(7,763,752) $(6,010,272)

Accrued dividends on
 redeemable convertible
 preferred stock                  -          -       (247,135)    (247,135)
Net loss                          -          -     (1,045,716)  (1,045,716)
                             ---------- ---------- ------------ -----------

BALANCE, DECEMBER 31, 1995     237,945  1,515,535  (9,056,603)  (7,303,123)

Accrued dividends on
 redeemable convertible
 preferred stock                  -          -       (314,395)    (314,395)
Net loss                          -          -       (184,129)    (184,129)
                            ---------- ---------- ------------ ------------

BALANCE, DECEMBER 31, 1996   $ 237,945 $1,515,535 $(9,555,127) $(7,801,647)
                            ========== ========== ============ ============

See accompanying notes.

TELVUE CORPORATION AND FORMER SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996 and 1995

                                                     1996           1995
                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                      $  (184,129)   $(1,045,716)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation                                     884,121        835,474
   Loss on sales or disposal of property
   and equipment                                     62,952         73,525
   Loss on termination of partnership                  -            45,572
   Minority interest in net loss of former
   subsidiary                                          -            (6,585)
  Changes in operating assets and liabilities:
   Accounts receivable - trade and other           (403,335)      (258,843)
   Other current assets                              (8,745)         2,111
   Deposits                                            -             1,250
   Accounts payable - trade                        (122,532)       206,850
   Accounts payable - equipment                      70,445       (553,149)
   Accrued expenses                                 (82,593)       155,318
   Deferred trunk credit                            190,800           -
   Accrued interest - majority stockholder          578,734        591,324
                                                -----------    ------------
                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES              985,718         47,131

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (609,608)      (579,878)
  Proceeds from sales or disposal
  of property and equipment                         232,848          5,835
                                                ------------   ------------
                  NET CASH (USED BY)
                  INVESTING ACTIVITIES             (376,760)      (574,043)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable
   - majority stockholder                           143,000        578,733
  Debt reduction:
   Notes payable - majority stockholder            (300,000)          -
                                                ------------   ------------
                  NET CASH PROVIDED BY (USED BY)
                  BY FINANCING ACTIVITIES          (157,000)       578,733
                                                ------------   ------------
                  NET INCREASE IN CASH AND
                  CASH EQUIVALENTS                  451,958         51,821

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                   216,409        164,588
                                                ------------   ------------
                  CASH AND CASH EQUIVALENTS
                  AT END OF YEAR                $   668,367    $   216,409
                                                ============   ============
See accompanying notes.

TELVUE CORPORATION AND FORMER SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995


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

As indicated in the accompanying financial statements, the Company has incurred losses since its inception and is unable to make interest payments to the majority stockholder on a current basis. As discussed in Note 6, the Company has obtained from the majority stockholder an extension of a prior agreement to address its short-term funding needs. Although this financing will provide the Company with working capital in the short-term, the continuation of the Company and the realization of the carrying value of its assets is dependent on improving operating cash flow, achieving a profitable level of operations and obtaining additional sources of long-term financing.

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

During 1996 and 1995, four customers accounted for 56% and 42% of sales, respectively, and 50% and 33% of receivables at December 31, 1996 and 1995, respectively.

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

Basis of Consolidation - Former Subsidiary
------------------------------------------

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

Accounts Receivable - Trade
---------------------------

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1996 and 1995. Historically, the Company has experienced virtually no bad debt.

Revenue Recognition
-------------------

The Company recognizes revenue in the month service is provided, net of an estimate for programs not billable by the cable television operator.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization are provided over five years using the straight-line method. Property and equipment consists primarily of operating equipment. For income tax purposes, recovery of capital costs for property and equipment is made using accelerated methods over statutory recovery periods.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $12,650 and $58,502 for the years ended December 31, 1996 and 1995, respectively. Advertising expense is included in selling and marketing expense in the accompanying consolidated statements of operations.

Net Loss Per Common Share
-------------------------

The net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period.

NOTE 3 - DISSOLUTION OF SUBSIDIARY

On July 28, 1995, the Company and Voice FX Corporation ("Voice FX") agreed to terminate a joint venture named "TelVue-Voice FX Joint Venture" (the "Partnership"). The business of the Partnership was to target the cable television subscriber market for direct response type products, order processing and for the sale and/or marketing of products and services. The participation percentage for the Partnership was seventy percent (70%) for the Company and thirty percent (30%) for Voice FX. Under the terms of the Partnership dissolution, the Company paid Voice FX thirty percent (30%) of gross revenues received by the Company for the period June 1, 1995 through December 31, 1995, for premium channel upgrade promotions under contracts that Voice FX had originally sold. In 1995, this expense amounted to $4,388 and has been included with service expense. In addition, the Company was required to pay Voice FX ten percent (10%) of gross revenues received by the Company for the period January 1, 1996, through December 31, 1996, for premium channel upgrade promotions under contracts that Voice FX had originally sold. However, no expense was incurred since there was no revenue received under these contracts in 1996. The Company incurred a loss of $45,572 from the write-off of the loan and interest due from the Partnership net of losses previously recognized on the consolidated financial statements prior to termination. The Company is continuing to provide the services that were previously offered under the Partnership.

NOTE 4 - SUPPLEMENTARY DISCLOSURES TO STATEMENT OF CASH FLOWS

Cash paid during the year for:

                                                   1996        1995
                                                 -------     -------

Interest                                         $  -        $   -
                                                 =======     =======

Income taxes                                     $  -        $   -
                                                 =======     =======

Noncash Investing and Financing Transactions
--------------------------------------------

The Company accrued dividends on its redeemable convertible preferred stock of $314,395 and $247,135 in 1996 and 1995, respectively. In 1996, the
Company issued 314,395 shares of redeemable convertible preferred stock in payment of both semi-annual 1996 dividends. In 1995, the Company issued 366,185 shares of redeemable convertible preferred stock in payment of one semi-annual 1994 dividend and both semi-annual 1995 dividends. In 1996 and 1995, the Company issued 138,346 and 138,833 shares, respectively, of redeemable convertible preferred stock in payment of interest on a line of credit.

NOTE 5 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1996 and 1995, is as follows:

                                                                 Estimated
                                                               Useful Lives
                                        1996        1995         in Years
                                        -----       -----      ------------

Operating equipment                 $3,890,116    $4,816,969         5
Office furniture and equipment         181,440       151,115         5
Leasehold improvements                  39,684        39,684         5
                                    ----------    ----------
                                    $4,111,240    $5,007,768
                                    ==========    ==========

NOTE 6 - NOTES PAYABLE - MAJORITY STOCKHOLDER

Notes payable to the majority stockholder consisted of the following at December 31, 1996 and 1995:

                                                   1996            1995
                                                 ---------       ---------

Original line of credit (a)                     $  398,000      $  500,000
Line of credit (TelVue-Voice FX) (b)            $  411,173      $  411,173
National equipment loan (c)                     $1,471,272      $1,471,272
Additional lines of credit (d)                  $3,548,267      $3,603,267
Notes payable (SDC) (e)                         $  541,000      $  541,000
                                                ----------      ----------

                                                $6,369,712      $6,526,712
                                                ==========      ==========

(a) These borrowings are pursuant to a $500,000 line of credit. The line bears interest at 12% and accrued interest on outstanding borrowings was $354,320 and $294,907 as of December 31, 1996 and 1995, respectively. Principal and accrued interest under this note are convertible into Redeemable Convertible Preferred Stock (see Note 8) at $1 per share at the option of the note holder.

(b) In October 1993, the Company's majority stockholder provided an additional $650,000 line of credit to fund a now defunct joint venture (see
Note 3). Amounts outstanding bear interest at prime plus two percent (2%). The effective interest rates at December 31, 1996 and 1995 were 10.25% and 10.5%, respectively.

(c) In March 1994, the Company's majority stockholder provided an additional $1,500,000 line of credit for the purchase of additional equipment to expand the National POP (Point of Presence). Amounts outstanding bear interest at prime plus one percent (1%) and interest is payable quarterly. At the option of the Company, interest may be paid by the delivery of shares of Redeemable Convertible Preferred Stock (see Note
8) at $1 per share. In 1996 and 1995, the Company issued 138,346 and 134,833 shares of redeemable convertible preferred stock in payment of interest, respectively. The effective interest rates at december 31, 1996 and 1995, were 9.25% and 9.5%, respectively.

(d) The Company's majority stockholder has provided several additional lines of credit. Borrowings under all of these lines of credit bear interest at prime plus one percent (1%). The effective interest rates at December 31, 1996 and 1995, were 9.25% and 9.5%, respectively. The availability of additional funding may be terminated at any time if the majority stockholder determines that there is no reasonable prospect that the Company will be able to achieve net income on a consistent basis.

(e) In January 1995, the Company's majority stockholder acquired from SDC the subordinated note in the amount of $541,000. The note is noninterest-bearing and repayment is restricted to cash not needed for operations as determined by the Company.

The Company has obtained from the majority stockholder an extension of a prior agreement whereby the majority stockholder has agreed not to demand repayment of principal or interest during 1997. However, the Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against the loan principal in the amount of $50,000. The Company, at its discretion, may make monthly principal payments in excess of $50,000 when the Company has excess cash not needed to fund operations. The Company made an additional $400,000 principal repayment in January 1997. The Company has, therefore, classified $1,000,000 of the notes payable to the majority stockholder as a short term liability and has classified the balance of the notes payable and the accrued interest as long-term liabilities.

NOTE 7 - LEASES

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases consisted of the following:


                        Year Ending            Operating
                        December 31,             Lease
                      ----------------         ---------
                           1997               $1,005,694
                           1998                1,015,153
                           1999                  949,118
                           2000                  375,000
                                              ----------
                                              $3,344,965
                                              ==========

Rental expense under the operating lease for office facilities amounted to $97,798 and $97,798 for the years ended December 31, 1996 and 1995, respectively.

In connection with the lease of its trunk lines, the Company received credits of which $190,800 was not yet earned by the Company as of December 31, 1996. These unearned credits are classified as a current liability in the accompanying balance sheet.
It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 1997.

NOTE 8 - CAPITAL STOCK

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

Redeemable Convertible Preferred Stock
--------------------------------------

In April 1990, the Company issued 1,250,000 shares of Class A Redeemable Convertible Preferred Stock (Preferred Stock) for $1,250,000. The Preferred Stock has a par value of $1 per share and pays a cumulative $.06 semiannual dividend. The dividend is payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. Each share of Preferred Stock is convertible into 6.667 shares of Common Stock at any time, at the option of the holder. The Preferred Stock has a preference of $1 per share plus unpaid dividends in the event of liquidation. In 1996, the 1996 semiannual dividends were declared and paid with 314,395 shares of Preferred Stock. In December 1995, the balance of 1994 dividends and the 1995 semiannual dividends were declared and paid with 366,185 shares of Preferred Stock.

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

Stock Options
-------------

Under the Company's 1988 Incentive Stock Option Plan, options to acquire up to 1,400,000 shares of Common Stock may be granted to directors and employees. Options are granted at 100% of fair market value at the grant date and expire ten years after the date of grant. Options vest ratably over four years beginning one year after the date of grant. As of December 31, 1996, options to purchase 93,000 shares of the Company's Common Stock are outstanding, at exercise prices ranging from $.05 to $.15 per share with a weighted-average exercise price of $.07 per share. During 1995, 25,000 options were canceled. At December 31, 1996, all 93,000 options were vested and exercisable.

In connection with the spin-off from SDC (see Note 1), the Company granted options to purchase shares of the Company's Common Stock to certain employees of SDC. These options have the same terms and conditions as the 1988 Incentive Stock Option Plan described above. As of December 31, 1996, options to purchase 11,100 shares of Common Stock are outstanding. These options are exercisable at $.05 per share. At December 31, 1996, all 11,100 of these options are vested and exercisable.

Common Stock Warrants
---------------------

In connection with one of the lines of credit discussed in Note 6, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's Common Stock for $.01 per share, the fair market value of the Common Stock on the grant date. The warrants provide for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of Common Stock and other events as defined in the warrant agreement. The warrant holder is entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's Common Stock issued pursuant to exercise of the warrants.

NOTE 9 - CORPORATE INCOME TAXES

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

The provisions for income tax benefit (expense) consist of the following components:

                                                   1996            1995
                                                   ----            ----
CURRENT
  Federal                                       $      -        $     -
  State                                                -              -
                                                -----------     -----------
                                                       -              -
DEFERRED
  Federal                                       $    87,191     $  374,517
  State                                              27,771        105,388
                                                -----------     -----------
                                                    114,962        479,905
  Valuation allowance increase                     (114,962)      (479,905)
                                                -----------     -----------
                                                       -               -
                                                -----------     -----------
                                                $      -        $      -
                                                ===========     ===========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                      FEDERAL                STATE
                                 ----------------       ----------------
                                 1996        1995       1996        1995
                                 ----        ----       ----        ----
DEFERRED TAX ASSETS:
 Accrued interest -
  stockholder                $  586,351   $  450,532  $ 178,403   $ 137,079
 Net operating loss
  carryforward                2,124,780    2,168,336    585,877     597,887
                            -----------  -----------  ---------  ----------
  GROSS DEFERRED TAX ASSET    2,711,131    2,618,868    764,280     734,966

DEFERRED TAX LIABILITIES:
 Property and equipment,
  principally due to
  differences in
  depreciation                 (185,019)    (179,947)  (56,294)    (54,751)
                            -----------   ----------- ---------  ----------
 Net deferred tax asset
  before valuation
  allowance                   2,526,112    2,438,921   707,986     680,215
 Valuation allowance         (2,526,112)  (2,438,921) (707,986)   (680,215)
                             -----------  ----------- ---------- ----------
   NET DEFERRED TAX ASSET    $     -      $     -     $   -      $    -
                             ===========  =========== ========== ==========

The Company believes that there is at least a 50% chance that the carryforward may expire unused and accrued interest to stockholder may not be paid. Accordingly, a valuation allowance has been provided to offset any income tax benefit or deferred tax asset which will likely expire unused.

The Company has a net operating loss carryforward of approximately $6,250,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the valuation allowance which fully reserved the deferred tax assets which arose from the taxable losses and temporary differences generated during the years ended December 31, 1996 and 1995.

NOTE 10 - PENSION PLAN

The Company maintains a Simplified Employee Pension (SEP) plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make discretionary contributions for the participants. The Company elected to match fifty percent (50%) of 1996 and 1995 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum contribution of 2.5% of salary. The Company's contributions for 1996 and 1995 amounted to $19,157 and $16,363, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

In 1995, the Company entered into an agreement to provide management services to a company wholly-owned by the majority stockholder. The Company recognized revenues of approximately $24,000 and $97,000 from this company in 1996 and 1995, respectively, and had a receivable of $10,000 due at December 31, 1996.

The Company has several notes payable to the majority stockholder.  (See
Note 6).

The Company provided its automated number identification services to subsidiaries of Lenfest Communications, Inc. ("LCI"). The Company recognized revenues of approximately $325,000 and $190,000 from LCI subsidiaries in 1996 and 1995, respectively and had a receivable of $53,136 and $13,311 due from LCI at December 31, 1996 and 1995. These services were provided at normal billing rates. The Company and LCI are under the control of the majority stockholder of the Company.

In September 1994, the Company entered into a service agreement with Box Worldwide ("Box") formerly known as Video Jukebox Network, Inc. The agreement provided that the Company would act as a 900 call service bureau to facilitate the ordering by Box customers, of music videos on the cable or home dish of the Box customer. The majority stockholder is the chairman of the Board of Directors of Box and also controls a corporation that is a partner in a partnership that controls a majority of the voting stock of Box. The Company believes that the terms of the service agreement were at market rates. The majority stockholder had loaned the Company $358,267 to purchase equipment and software needed to provide service to Box. Box informed the Company that Box had developed its own voice recognition system and intended to process its 900 number calls internally. Box agreed to reimburse the Company $284,619 to cover costs incurred by the Company for software development to provide service to Box, costs incurred to convert hardware originally purchased to service Box to a configuration the Company can use, and accrued interest expense up to July 31, 1996, that the Company incurred on a loan from the majority stockholder to fund these costs. The Company received the reimbursement of $284,619 in January 1997.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable and Accrued
Expenses.

The carrying amount approximates fair market value because of the short maturity of those instruments

Long-term Debt and Accrued Interest

Due to the related party nature, it is uncertain at what rate the Company could borrow funds from an unrelated party, if at all. Therefore, it is not practical to estimate the fair market value of the long-term debt and accrued interest.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

A former employee ("the Plaintiff") of the Company has filed suit against the Company and its majority stockholder. The Plaintiff alleges breach of contract, breach of implied covenant of good faith and fair dealing, detrimental reliance and unjust enrichment. The suit seeks damages for an unspecified amount for compensation and compensatory and punitive damages. Based upon correspondence from plaintiff's counsel prior to filing the suit, the Company's counsel believes that the plaintiff is seeking actual damages of approximately $400,000 for commissions, unpaid salary, stock options and other benefits. The Company believes that the Plaintiff's claims are without merit and intends to vigorously defend the suit brought against it. The Company believes that the likelihood of an unfavorable outcome is low.

NOTE 14 - SUBSEQUENT EVENT

During January 1997, the Company paid the majority stockholder $450,000 in connection with the outstanding notes (see Note 6). The payment was made from cash that was available due in part to the Box reimbursement (see Note
11). In February 1997, an additional $50,000 was paid to the majority stockholder. All payments were applied to principal.