Form 10-Q
period 1997-03-31
TELVUE CORP
filed 1997-05-14
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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

Number of shares of registrant's common stock outstanding as of April 22, 1997: 23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 16 pages.

                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 1997
          (unaudited) and as of December 31, 1996

          Statements of Operations for the three
          months ended March 31, 1997 (unaudited)
          and March 31, 1996 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 1997 (unaudited)
          and March 31, 1996 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1997            1996
                                                 -------------   -----------

ASSETS                                            (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                      $   731,529     $   668,367
  Accounts receivable - trade                        907,862         913,106
  Other receivables                                    4,575         289,342
  Other current assets                                19,710          12,964
                                                 -----------      -----------
     TOTAL CURRENT ASSETS                          1,663,676       1,883,779

PROPERTY AND EQUIPMENT
  Machinery and equipment                          4,212,628       4,111,240
  Less accumulated depreciation                    2,070,480       1,872,504
                                                 -----------     -----------
                                                  2,142,148        2,238,736

DEFERRED TAXES, net                               1,070,000             -

SECURITY DEPOSITS                                      9,300           8,800
                                                 -----------     -----------
                                                 $ 4,885,124     $ 4,131,315
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current     $   500,000     $ 1,000,000
  Accounts payable - trade                           381,270         220,415
  Accounts payable - equipment                        18,638          98,559
  Accrued expenses                                   162,225         164,876
  Accrued dividends                                  89,569             -
  Deferred trunk credit                              159,150         190,800
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                     1,310,852       1,674,650

NOTES PAYABLE - MAJORITY STOCKHOLDER               5,219,712       5,369,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            2,030,868       1,902,964

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  2,985,636 shares issued and outstanding          2,985,636       2,985,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,794,500 shares
  issued and outstanding                             237,945         237,945
  Additional paid-in capital                       1,515,535       1,515,535
  Accumulated deficit                              (8,415,424)    (9,555,127)
                                                 -----------     -----------
                                                 (6,661,944)      (7,801,647)
                                                 -----------     -----------
                                                 $ 4,885,124     $ 4,131,315
                                                 ===========     ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                               Three Months Ended March 31,
                                             --------------------------------
                                                     1997            1996
                                                     ----            ----
REVENUES                                         $ 1,542,844     $ 1,304,382

OPERATING EXPENSES
  Service                                            771,324         730,171
  Selling and marketing                              134,532         158,334
  General and administrative                         162,245         161,915
  Depreciation                                       197,976         226,918
                                                 -----------     -----------
                                                  1,266,077        1,277,338
                                                 -----------     -----------

OPERATING INCOME                                      276,767          27,044


OTHER INCOME (EXPENSE)
  Interest income                                     10,409             -
  Interest expense                                    (127,904)     (148,003)
  Loss on disposal of property and equipment             -            (7,612)
                                                   -----------   -----------
                                                    (117,495)       (155,615)
                                                   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                      159,272      (128,571)

INCOME TAX BENEFIT                                 1,070,000             -
                                                   ---------      -----------

NET INCOME (LOSS)                                    1,229,272      (128,571)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                          (89,569)      (75,897)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                              $ 1,139,703   $  (204,468)
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE                        $.05         $(.01)
                                                 ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,794,500
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                              Three Months Ended March 31,
                                           -------------------------------
                                                     1997            1996
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                              $ 1,229,272     $  (128,571)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Depreciation                                     197,976         226,918
    Loss on disposal of property and equipment           -             7,612
    Provision for deferred taxes, net             (1,070,000)            -
 Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                        5,244        (11,575)
    Other receivable                                 284,767        (14,471)
    Other current assets                              (6,746)       (18,853)
    Security deposits                                   (500)            -
   Increase (decrease) in -
    Accounts payable - trade                         160,855          43,727
    Accounts payable - equipment                     (79,921)         16,588
    Accrued expenses                                  (2,651)        (58,959)
    Deferred trunk credit                            (31,650)            -
    Accrued interest - majority stockholder          127,904         148,003
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                       814,550         210,419
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (101,388)       (283,225)
                                                 -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - majority stockholder     -           143,000
  Debt reduction:
    Notes payable - majority stockholder            (650,000)            -
                                                 -----------     -----------
    NET CASH PROVIDED BY (USED BY)
    FINANCING ACTIVITIES                            (650,000)        143,000

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                    63,162          70,194

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                668,367         216,409
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   731,529     $   286,603
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

For purposes of Statements of Cash Flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid during the period-

                                                     1997          1996
                                                     ----          ----
             Income taxes                            $  0          $  0
             Interest                                $  0          $  0

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 89,569 and 75,897 during the three months ended March 31, 1997 and 1996, respectively.  During the three months ended March 31, 1997 and 1996, no shares of preferred stock were issued in payment of preferred stock dividends.

3.  NET INCOME (LOSS) PER COMMON SHARE:
    -----------------------------------

The net income (loss) per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.

4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 1997, undeclared dividends on outstanding preferred stock amounted to $89,569.


5.  CORPORATE INCOME TAXES:
    -----------------------

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

The provisions for income tax benefit consist of the following components:

                                                  1997              1996
                                              -----------        ----------
Current                                       $     -            $    -
Deferred
 Federal                                          970,000             -
 State                                            100,000             -
                                              -----------        ----------
                                                1,070,000             -
                                              -----------        ----------

                                              $ 1,070,000        $    -
                                              ===========        ==========

The Company has a net operating loss ("NOL") carryforward of approximately
$6,250,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. Prior to 1997, the Company believed it was more likely than not that the NOL would expire unused and, therefore, recorded a 100% valuation allowance against the net deferred tax asset. However, as a result of pre-tax income of $159,272 for the three months ended March 31, 1997, the Company has reassessed the likelihood that it may utilize the NOL to offset corporate taxable income.

As a result, the Company has recorded a net deferred tax asset of $1,070,000 at March 31, 1997, by reducing the valuation allowance it has previously provided to offset the income tax benefit of the NOL. At March 31, 1996, any tax benefit of the loss carryforward and of other cumulative temporary differences were offset by a valuation allowance of the same amount.

Differences between the actual income tax rate and the statutory federal income tax rate were primarily the result of the valuation allowance decrease in 1997 and the valuation allowance increase in 1996.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of March 31, 1997, the Company had various outstanding notes due to the majority stockholder in the aggregate amount of $5,719,712 and accrued interest due on these notes of $2,030,868. Effective as of March 31, 1997, the Company obtained from the majority stockholder an extension to January 1, 1999, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against loan principal in the amount of $50,000 through December 31, 1997. The
Company may monthly principal payments in excess of $50,000 when the Company has excess cash that is not needed to fund operations. The Company made principal payments of $650,000 during the three months ended March 31, 1997.
During April 1997, the Company made a principal payment of $100,000.  The
Company has, therefore, classified $500,000 of the notes payable to the majority stockholder as a short-term liability and has classified the remaining balance on the notes payable and the accrued interest as long-term liabilities.

7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

     Since May 1992, the Company has had a POP which is located at the Company's home office in Mt. Laurel, New Jersey (the "National POP"). The
National POP provides enhanced service features. These enhanced service features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start-time and channel appearance ("Title Speak"), are necessary, the Company believes, for it to remain competitive within the pay-per-view ANI industry. The National POP also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the
"PPV+ service"). The National POP serves cable television systems across the United States via trunk lines and data circuits which it currently leases from MCI Telecommunications Corporation ("MCI"). The Company's amended lease agreement with MCI expires July 10, 2001. The Company believes it receives a favorable trunk usage rate from MCI.

      As described in the Form 10-KSB for the period ended December 31, 1996
("Report on Form 10-KSB"), on September 27, 1994, the Company entered into a service agreement with Box Worldwide, Inc., formerly known as Video Jukebox
Network, Inc. ("VJN"). The agreement provided that the Company would act as a 900 call service bureau to facilitate the ordering, by VJN customers, of music videos on the cable or home dish of the VJN customer. In July 1996, VJN informed the Company that VJN wanted to terminate the agreement and agreed to reimburse the Company $284,619, which amount covers costs incurred by the Company for software development, costs incurred to convert hardware originally purchased to service VJN, and accrued interest expense as of July
31, 1996, that the Company incurred on the VJN Loan.  On January 10, 1997,
VJN paid the Company $284,619. The management of the Company believes that the termination of the VJN contract will not have a material effect on the Company's operations.

      The Company had net income before income taxes of $159,272 for the quarter ended March 31, 1997, compared to a net loss before income taxes of $128,571 for the quarter ended March 31, 1996. It is the first time in the Company's history that it has generated net income before income taxes for a quarter. Although the Company experienced a decrease in the average monthly buyrate from 26.1% for the quarter ended March 31, 1996 to 24.2% for the quarter ended March 31, 1997, the service revenue for the 1997 quarter increased $238,462 over 1996. The growth in service revenues is partially attributable to the Company serving approximately 1,300,000 more full-time cable subscribers for the quarter ended March 31, 1997 compared to March 31, 1996. The service revenue increase is also a result of an increase in installation and data circuit revenue of $59,336, an increase in National POP feature revenue of $114,870 and an increase in PPV+ revenue of $58,895. The increase in installation and data link revenue is a result of customer additions to the National POP. National POP feature revenue increased as a result of both new and existing customers using more optional features. The
PPV+ revenue increased over 1996 as a result of customer additions and as a result of more previously existing customers using the PPV+ Service.

       The Company had net income of $1,229,272 of which $1,070,000 was the result of the recognition of net deferred tax assets. The Company's income before income taxes is $159,272 for the quarter ended March 31, 1997.
Because of such pre-tax income the Company reduced its deferred tax asset valuation allowance since the Company now believes that it will benefit, in part, from the utilization of its net operating losses. As of January 1, 1997, the Company's net operating loss carryforward was approximately
$6,250,000 on a tax reporting basis (see Note 5 to the financial statements).

       Service expenses for the quarter ended March 31, 1997, increased
$41,153 from the comparable 1996 period. The increase in service expenses for the quarter is attributable to an increase in trunk usage expense of $70,971 as a result of an increase in full-time subscribers. The increase in trunk usage expense is partially offset by decreases in various other service expense categories.

     As of March 31, 1997, the Company was serving approximately 8,700,000 full-time cable subscribers on the National POP compared to approximately
7,400,000 full-time cable subscribers served as of March 31, 1996.  The
Company has one customer with approximately 7,000 cable subscribers remaining on a Regional POP. The Company plans to have this customer using the National POP by the second quarter of 1997. In November 1996, the Company began serving cable subscribers on a part-time basis ("Part-time
Subscribers"). Part-time Subscribers are subscribers who only use the Company's ANI service for major special events, such as boxing, wrestling and concerts. The Company is marketing and providing service to subscribers on a part-time basis because it wants customers who are using alternate pay-per-view ordering services to become familiar and comfortable with the Company's
ANI service in anticipation that these customers may choose to use the Company's ANI service on a full-time basis. As of March 31, 1997, the Company was serving approximately 1,600,000 Part-time Subscribers. The Part-time Subscribers did not significantly contribute to the revenue or service expense increases for the quarter ended March 31, 1997.

      The National POP and the Regional POPs had required a substantial purchase of equipment by the Company. During the quarter ended March 31, 1997, the Company purchased $101,388 of equipment compared with $283,225 purchased during quarter ended March 31, 1996. Depreciation accounted for 16% and 18% of total operating expenses for the quarters ended March 31, 1997 and 1996, respectively. For the quarter ended March 31, 1997, selling and marketing expenses decreased 15% as a result of a decrease of $9,812 in commission expense as a result of more commissions being paid on contract renewals during the first quarter of 1996, and a decease of $9,336 in advertising expense. There was no significant change in general and administrative expenses during the quarters ended March 31, 1997 and 1996.

      Total liabilities decreased $385,894 and total assets increased
$753,809 for the quarter ended March 31, 1997.  The decrease in total liabilities was primarily a result of an decrease in notes payable - majority stockholder of $650,000 as a result of debt repayment.  Partially offsetting the debt repayment is an increase in accrued interest of $127,904 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and
Chairman of the Board of Directors of the Company ("Mr. Lenfest"), and an
increase in accounts payable of $160,855.   The increase in assets is
attributable to an increase in deferred taxes of $1,070,000 as a result of generating net income before taxes during the quarter ended March 31, 1997
(see above and Note 5 to the financial statements).  The increase in deferred taxes is partially offset by a decrease in other receivables of $284,767 as a result of the Company receiving a reimbursement from VJN of $284,619 during
January 1997 (see above).  The Company's days for sales in accounts receivable is 53 days for the quarter ended March 31, 1997, compared to 55 days for the quarter ended March 31, 1996. The Company believes the decrease of 2 days is not material.  The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

     Shares of Common Stock that have had the same beneficial owner since
April 21, 1988, or that have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of March 31, 1997, 5,192,811 shares of the Company's Common Stock were entitled to one vote per share. The remaining 18,601,689 shares of Common Stock were entitled to ten votes per share. Mr. Lenfest owns 14,557,453 shares of Common Stock that are entitled to ten votes per share.

       The Company had positive cash flow from operations of $814,550 during the quarter ended March 31, 1997. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income (loss) before income taxes to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $357,248 for the quarter ended March 31, 1997, compared to positive cash flow from operating activities of $105,959 for the quarter ended March 31, 1996. The increase in cash flow for the quarter ended March 31, 1997, is primarily a result of increased revenue (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. Through March 31, 1997, the Company had borrowed an aggregate of $6,128,712 from Mr. Lenfest, as previously discussed in the Report on Form 10-KSB. Interest on $500,000 of the loans is set at 12% per annum, interest on $411,173 is set at the floating prime interest rate of PNC Bank plus 2%, and interest on $5,217,539 of the loans is set at the floating prime interest rate of PNC Bank plus 1%. Interest on the $1,471,272 of the loans is to be paid, quarterly. At the option of the Company, the interest may be paid by the delivery of shares of the Company's
Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. During January 1995, Mr. Lenfest purchased from Science Dynamics Corporation ("Science") the Company's non-interest bearing note in the amount of $541,000 (the "Prior Science Note").

    Effective as of March 31, 1997, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1999. The deferring of the interest payments along with the increase in revenue has enabled the Company to accumulate cash. Interest payments amounted to $127,904 for the quarter ended March 31, 1997, compared to $148,003 for the quarter ended March 31, 1996. During 1996, the Board of Directors of the
Company (with Mr. Lenfest not participating) authorized that, the Company may make monthly principal payments of $50,000 to Mr. Lenfest. In addition, the Board of Directors of the Company authorized that at management's discretion, the Company may make monthly principal payments in excess of $50,000 when the Company has excess cash not needed to fund operations. Mr. Lenfest has agreed to accept payments of principal through December 31, 1997. During the first quarter of 1997, the Company made principal payments of $650,000 to Mr.
Lenfest. The outstanding loan balance due to Mr. Lenfest as of March 31, 1997, is $5,719,712, of which $541,000 accrues no interest.

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

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts. Although cable industry buy rates have increased each year for the last four years, the Company experienced a decrease in the average monthly buy rate from 26.1% for the first quarter of 1996 to 24.2% for the first quarter of 1997. Hence, there can be no assurance that buys rates will continue to increase or will remain at their current level.

     The Company remains dependent upon the deferral of principal and interest payments due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Mr. Lenfest has agreed not to demand the cash repayment of principal or accrued interest on the outstanding loans through January 1, 1999. Nevertheless, management intends to continue to repay the outstanding principal amount of loans made by Mr. Lenfest from cash not needed for operations. Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1997.

      Although no equipment purchases are anticipated for the remainder of 1997 that can not be funded from cash flow generated by operations, should the Company require additional funding, it will seek additional financing from Mr. Lenfest and from other sources. In the event that the Company is unable to secure additional needed funds, the Company will take actions necessary to continue operations with the funds available, including, without limitation, reducing capital expenditures for the National POP and downsizing the work force.

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

10.20 Letter effective as of March 31, 1997, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1999.

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       March 31, 1997 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: May 13, 1997         By:  /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated: May 13, 1997         By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)



                             EXHIBIT INDEX


10.20 Letter effective as of March 31, 1997, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1999.





                                                 As of March 31, 1997

Frank Carcione
President
TelVue Corporation
16000 Horizon Way, Suite 500
Mt. Laurel, NJ 08054

Dear Frank,

     At your request, this will continue our prior agreement. Namely, absent any default under the terms of my loans to the TelVue or any other obligations of TelVue to any other person, including, without limitation, any voluntary or involuntary bankruptcy or insolvency proceedings by or against TelVue, I agree not to demand repayment of the loans or payment in cash of the accrued interest prior to January 1, 1999.

                                         Very truly yours,


                                         \s\H F Lenfest
                                         --------------------
                                         H.F. (Gerry) Lenfest



