Form 10-Q
period 1997-06-30
TELVUE CORP
filed 1997-08-12
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

Number of shares of registrant's common stock outstanding as of July 28, 1997: 23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 16 pages.

                                TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 1997
          (unaudited) and as of December 31, 1996

          Statements of Operations for the three
          months ended June 30, 1997 (unaudited)
          and June 30, 1996 (unaudited)

          Statements of Operations for the six
          months ended June 30, 1997 (unaudited)
          and June 30, 1996 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 1997 (unaudited)
          and June 30, 1996 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                   June 30,      December 31,
                                                     1997            1996
                                                 -------------   -----------

ASSETS                                            (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                      $   692,687     $   668,367
  Accounts receivable - trade                        959,136         913,106
  Other receivables                                      835         289,342
  Other current assets                                19,474          12,964
                                                 -----------      -----------
     TOTAL CURRENT ASSETS                          1,672,132       1,883,779

PROPERTY AND EQUIPMENT
  Machinery and equipment                          4,356,549       4,111,240
  Less accumulated depreciation                    2,275,620       1,872,504
                                                 -----------     -----------
                                                  2,080,929        2,238,736

DEFERRED TAXES, net                               1,820,000             -

SECURITY DEPOSITS                                      9,300           8,800
                                                 -----------     -----------
                                                 $ 5,582,361     $ 4,131,315
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current     $   750,000     $ 1,000,000
  Accounts payable - trade                           374,311         220,415
  Accounts payable - equipment                           -            98,559
  Accrued expenses                                   202,807         164,876
  Accrued dividends                                  179,138            -
  Deferred trunk credit                              127,500         190,800
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                     1,633,756       1,674,650

NOTES PAYABLE - MAJORITY STOCKHOLDER               4,669,712       5,369,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            2,151,670       1,902,964

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  2,985,636 shares issued and outstanding          2,985,636       2,985,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,794,500 shares
  issued and outstanding                             237,945         237,945
  Additional paid-in capital                       1,515,535       1,515,535
  Accumulated deficit                             (7,611,893)     (9,555,127)
                                                 -----------     -----------
                                                 (5,858,413)      (7,801,647)
                                                 -----------     -----------
                                                 $ 5,582,361     $ 4,131,315
                                                 ===========     ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                               Three Months Ended June 30,
                                             --------------------------------
                                                     1997            1996
                                                     ----            ----
REVENUES                                         $ 1,616,541     $ 1,279,733

OPERATING EXPENSES
  Service                                            842,565         706,685
  Selling and marketing                              149,436         169,557
  General and administrative                         165,090         140,046
  Depreciation                                       205,140         226,355
                                                 -----------     -----------
                                                   1,362,231       1,242,643
                                                 -----------     -----------

OPERATING INCOME                                     254,310          37,090

OTHER INCOME (EXPENSE)
  Interest income                                     10,730             -
  Interest expense                                  (121,940)       (143,865)
  Loss on disposal of property and equipment             -            (2,028)
                                                   -----------   -----------
                                                    (111,210)       (145,893)
                                                   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                    143,100        (108,803)

INCOME TAX BENEFIT                                   750,000             -
                                                   ---------      -----------

NET INCOME (LOSS)                                    893,100        (108,803)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        (89,569)        (76,077)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                             $   803,531    $  (184,880)
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE                       $.03          $(.01)
                                                 ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               23,794,500      23,794,500
                                                  ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                 Six Months Ended June 30,
                                             --------------------------------
                                                     1997            1996
                                                     ----            ----
REVENUES                                         $ 3,159,385     $ 2,584,115

OPERATING EXPENSES
  Service                                          1,613,889       1,436,856
  Selling and marketing                              283,968         327,891
  General and administrative                         327,335         301,961
  Depreciation                                       403,116         453,273
                                                 -----------     -----------
                                                   2,628,308       2,519,981
                                                 -----------     -----------

OPERATING INCOME                                     531,077          64,134

OTHER INCOME (EXPENSE)
  Interest income                                     21,139             -
  Interest expense                                  (249,844)     (291,868)
  Loss on disposal of property and equipment           -            (9,640)
                                                   -----------   -----------

                                                    (228,705)     (301,508)
                                                   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                    302,372      (237,374)

INCOME TAX BENEFIT                                 1,820,000             -
                                                   -----------   -----------

NET INCOME (LOSS)                                  2,122,372      (237,374)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (179,138)     (151,974)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                            $ 1,943,234   $  (389,348)
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE                      $.08         $(.02)
                                                 ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,794,500
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                              Six Months Ended June 30,
                                           -------------------------------
                                                     1997            1996
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                              $ 2,122,372     $  (237,374)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                     403,116         453,273
    Loss on disposal of property and equipment           -             9,640
    Provision for deferred taxes, net             (1,820,000)            -
 Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      (46,030)        18,401
    Other receivable                                 288,507            981
    Other current assets                              (6,510)       (19,426)
    Security deposits                                   (500)            -
   Increase (decrease) in -
    Accounts payable - trade                         153,896        (25,792)
    Accounts payable - equipment                     (98,559)        10,373
    Accrued expenses                                  37,931       (113,925)
    Deferred trunk credit                            (63,300)            -
    Accrued interest - majority stockholder          248,706        291,868
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                     1,219,629        388,019
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (245,309)       (364,292)
                                                 -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - majority stockholder     -           143,000
  Debt reduction:
    Notes payable - majority stockholder            (950,000)            -
                                                 -----------     -----------
    NET CASH PROVIDED BY (USED BY)
    FINANCING ACTIVITIES                            (950,000)        143,000

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                    24,320         166,727

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                668,367         216,409
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   692,687     $   383,136
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

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

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 179,138 and 151,974 during the six months ended June 30, 1997 and 1996, respectively.  During the six months ended June 30, 1997 and 1996, no shares of preferred stock were issued in payment of preferred stock dividends.

3.  NET INCOME (LOSS) PER COMMON SHARE:
    -----------------------------------

The net income (loss) per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.

4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 1997, undeclared dividends on outstanding preferred stock amounted to $179,138.


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

The provisions for income tax benefit consist of the following components:

                                                  1997              1996
                                              -----------        ----------
Current                                       $     -            $    -
Deferred
 Federal                                         (107,500)            -
 State                                            (32,500)            -
 Decrease in valuation allowance                1,960,000
                                              -----------        ----------
                                                1,820,000             -
                                              ===========        ==========

The Company has a net operating loss ("NOL") carryforward of approximately
$6,250,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. Prior to 1997, the Company believed it was more likely than not that the NOL would expire unused and, therefore, recorded a 100% valuation allowance against the net deferred tax asset. However, as a result of pre-tax income of $302,372 for the six months ended June 30, 1997, the Company has reassessed the likelihood that it may utilize the NOL to offset corporate taxable income.

As a result, the Company has recorded a net deferred tax asset of $1,820,000 at June 30, 1997, by reducing the valuation allowance it had previously provided to offset the income tax benefit of the NOL. At June 30, 1996, any tax benefit of the loss carryforward and of other cumulative temporary differences were offset by a valuation allowance of the same amount.

Differences between the actual income tax rate and the statutory federal income tax rate were primarily the result of the valuation allowance decrease in 1997 and the valuation allowance increase in 1996.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of June 30, 1997, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $5,419,712 and accrued interest due on these notes in the aggregate amount of $2,151,670.
Effective as of March 31, 1997, the Company obtained from the majority stockholder an extension to January 1, 1999, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against loan principal in the amount of $50,000 through December 31, 1997. The Company may make monthly principal payments in excess of $50,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made principal payments of $950,000 during the six months ended June 30, 1997.
During July 1997, the Company made a principal payment to the majority stockholder of $200,000. The Company has therefore classified $750,000 of the notes payable to the majority stockholder as a short-term liability and has classified the remaining balance on the notes payable and the accrued interest as long-term liabilities.

7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

A former employee ("the Plaintiff") of the Company has filed suit against the Company and its majority stockholder. The Plaintiff alleges breach of contract, breach of implied covenant of good faith and fair dealing, detrimental reliance and unjust enrichment. The suit seeks damages in an unspecified amount for compensation and compensatory and punitive damages.
Based upon correspondence from plaintiff's counsel prior to filing the suit, the Company's counsel believes that the plaintiff is seeking actual damages of approximately $400,000 for commissions, unpaid salary, stock options and other benefits. The Company believes that the Plaintiff's claims are without merit and intends to vigorously defend the suit brought against it. The
Company believes that the likelihood of an unfavorable outcome is low.


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

      The Company had net income before income taxes of $143,100 for the second quarter ended June 30, 1997, compared to a net loss before income taxes of $108,803 for the second quarter ended June 30, 1996. The Company had net income before income taxes of $302,372 for the six months ended June
30, 1997, compared to a net loss before income taxes of $237,374 for the six months ended June 30, 1996. The Company experienced a decrease in the average monthly buyrate from 24.7% and 25.4% for the second quarter and six months ended June 30, 1996, respectively to 22.2% and 23.2% for the second quarter and six months ended June 30, 1997, respectively. Although the buyrates decreased the Company still had an increase in service revenue of $336,808 and $575,270 for the second quarter and six months ended June 30, 1997, respectively, over the comparable periods of 1996. The growth in service revenues is partially attributable to the Company serving approximately 1,370,000 more full-time cable subscribers during the six months ended June 30, 1997 compared to June 30, 1996. The service revenue increase is also a result of an increase in installation and data circuit revenue of $36,086 for the second quarter of 1997 and $95,422 for the six months ended June 30, 1997, over comparable periods from the prior year. The increase in installation and data circuit revenue is a result of customer additions to the National POP. In addition, the Company had National POP feature revenue of $264,177 and $489,492 for the second quarter and six months ended June 30, 1997, respectively, compared to $131,609 and $242,054 for the second quarter and six months ended June 30, 1996. National POP feature revenue increased as a result of both new and existing customers using more optional features. The Company had PPV+ revenue of $229,584 and $369,404 for the second quarter and six months ended June 30, 1997, respectively, compared to $154,922 and $73,997 for the second quarter and the six months ended June 30, 1996. The PPV+ revenue increased over 1996 as a result of customer additions and more previously existing customers using the PPV+ Service.

       The Company had net income of $893,100 and $2,122,372 for the second quarter and the six months ended June 30, 1997, respectively. Included in the net income is $750,000 and $1,820,000 in income tax benefits as a result of the recognition of net deferred tax assets for the second quarter and six months ended June 30, 1997, respectively. The Company's income before income taxes is $143,100 and $302,372 for the second quarter and six months ended
June 30, 1997, respectively. Because of such pre-tax income, the Company reduced its deferred tax asset valuation allowance since the Company now believes that it will benefit, in part, from the utilization of its net operating losses. As of January 1, 1997, the Company's net operating loss carryforward was approximately $6,250,000 on a tax reporting basis (see Note
5 to the financial statements).

       Service expenses for the second quarter and the six months ended June
30, 1997, increased $135,880 and 177,033, respectively from the comparable
1996 periods. The increase in service expenses for the quarter is primarily attributable to an increase in trunk usage expense of $125,926 and $196,897 for the second quarter and the six months ended June 30, 1997, respectively as a result of an increase in full-time subscribers, PPV+ usage and feature usage. The trunk usage increase occurred predominately during the second quarter as a result of increased usage associated with the Tyson versus
Holyfield boxing match.

     As of June 30, 1997, the Company was serving approximately 9,050,000 full-time cable subscribers on the National POP compared to approximately
7,700,000 full-time cable subscribers served as of June 30, 1996.  In
November 1996, the Company began serving cable subscribers on a part-time basis ("Part-time Subscribers"). Part-time Subscribers are subscribers who only use the Company's ANI service for major special events, such as boxing, wrestling and concerts. The Company is marketing and providing service to subscribers on a part-time basis because it wants customers who are using alternate pay-per-view ordering services to become familiar and comfortable with the Company's ANI service in anticipation that these customers may choose to use the Company's ANI service on a full-time basis. As of June 30, 1997, the Company was serving approximately 1,800,000 Part-time Subscribers.
The Part-time Subscribers did not significantly contribute to the revenue or service expense increases for the six months ended June 30, 1997.

      The National POP and the Regional POPs had required a substantial purchase of equipment by the Company. During the six months ended June 30, 1997, the Company purchased $245,309 of equipment compared with $364,292 purchased during six months ended June 30, 1996. Depreciation accounted for 15% of total operating expenses for the second quarter and six months ended
June 30, 1997 and 1996, respectively compared to 18% for the second quarter and six months ended June 30, 1996. For the six months ended June 30, 1997, selling and marketing expenses decreased 13% as a result of a decrease of $23,092 in commission expense due to more commissions being paid on contract renewals during the first half of 1996, and a decrease of $20,656 in payroll taxes and benefits as a result of having one less marketing employee.
General and administrative expenses increased 8% during the six months ended
June 30, 1997, primarily as a result of an increase in legal expense of $28,605 related to the suit filed by a former employee (see Note 7 to the financial statements).

      Total liabilities decreased $492,188 and total assets increased
$1,451,046 for the six months ended June 30, 1997.  The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $950,000 due to debt repayment.  Partially offsetting the debt repayment is an increase in accrued interest of $248,706 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and Chairman of the Board of
Directors of the Company ("Mr. Lenfest"), and an increase in accounts payable of $153,896.  Accounts payable increased as a result of including both the
May 1997 and June 1997 trunk usage bills, due to MCI billing the Company late
for its May 1997 trunk usage.   The increase in assets is attributable to an
increase in deferred taxes of $1,820,000 as a result of generating net income before income taxes during the six months ended June 30, 1997 (see above and
Note 5 to the financial statements).  The increase in deferred taxes is partially offset by a decrease in other receivables of $288,507 as a result of the Company receiving a reimbursement from VJN of $284,619 during January
1997 (see above).  The Company's days for sales in accounts receivable is 53 days for the six months ended June 30, 1997, compared to 55 days for the six months ended June 30, 1996. The Company believes the decrease of 2 days is not material.  The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

     Shares of Common Stock that have had the same beneficial owner since
April 21, 1988, or that have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of June 30, 1997, 5,388,653 shares of the Company's Common Stock were entitled to one vote per share. The remaining 18,405,847 shares of Common Stock were entitled to ten votes per share. Mr. Lenfest owns 14,557,453 shares of Common Stock that are entitled to ten votes per share.

       The Company had positive cash flow from operations of $1,219,629 during the six months ended June 30, 1997. Ignoring changes in assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income (loss) before income taxes to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $705,488 for the six months ended June 30, 1997, compared to positive cash flow from operating activities of $225,539 for the six months ended June 30, 1996. The increase in cash flow for the six months ended June 30, 1997, is primarily a result of increased revenue (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. Through June 30, 1997, the Company had borrowed an aggregate of $6,128,712 from Mr. Lenfest, as previously discussed in the Report on Form 10-KSB. Interest on $500,000 of the loans is set at 12% per annum, interest on $411,173 is set at the floating prime interest rate of PNC
Bank plus 2%, and interest on $5,217,539 of the loans is set at the floating prime interest rate of PNC Bank plus 1%. Interest on the $1,471,272 of the loans is to be paid, quarterly. At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest.
During January 1995, Mr. Lenfest purchased from Science Dynamics Corporation
("Science") the Company's non-interest bearing note in the amount of $541,000
(the "Prior Science Note").

    Effective as of March 31, 1997, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1999. The deferring of the cash interest payments along with the increase in revenue has enabled the Company to accumulate cash. Interest expense due to Mr.
Lenfest amounted to $248,706 for the six months ended June 30, 1997, compared to $291,868 for the six months ended June 30, 1996. During 1996, the Board of Directors of the Company (with Mr. Lenfest not participating) authorized the Company to make monthly principal payments of $50,000 to Mr. Lenfest. In addition, the Board of Directors of the Company authorized that at management's discretion, the Company may make monthly principal payments in excess of $50,000 when the Company has excess cash not needed to fund operations. Mr. Lenfest has agreed to accept payments of principal through December 31, 1997. During the first six months of 1997, the Company made principal payments of $950,000 to Mr. Lenfest. The outstanding loan balance due to Mr. Lenfest as of June 30, 1997, is $5,419,712, of which $541,000 accrues no interest.

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

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts. Although cable industry buy rates have increased each year for the last four years, the Company experienced a decrease in the average monthly buy rate from 25.4% for the six months ended
June 30, 1996 to 23.2% for the six months ended June 30, 1997. Hence, there can be no assurance that buys rates will continue to increase or will remain at their current level.

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

      Although no equipment purchases are anticipated for the remainder of 1997 that can not be funded from cash flow generated by operations, should the Company require additional funding, it will seek additional financing from Mr. Lenfest and from other sources. In the event that the Company is unable to secure additional needed funds, the Company will take actions necessary to continue operations with the funds available, including, without limitation, reducing or deferring capital expenditures for the National POP.

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

10.11  Loan Agreement dated December 24, 1991, between the Company and H.F.
       Lenfest (incorporated by reference to the 1991 Form 10-K).

10.12 Lease Agreement for office space and the First Amendment to Lease dated March 30, 1994, between the Company and Bloom Associates
       (incorporated by reference to the 1994 Form 10-KSB).

10.13 Letter effective as of March 31, 1997, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1999
       (incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 1997).

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       June 30, 1997 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:                      By:  /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated:                      By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)






