Form 10-Q
period 1997-09-30
TELVUE CORP
filed 1997-11-07
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1997

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

Number of shares of registrant's common stock outstanding as of October 26, 1997: 23,794,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 16 pages.

                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 1997
          (unaudited) and as of December 31, 1996

          Statements of Operations for the three
          months ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1997            1996
                                                 -------------   -----------

ASSETS                                            (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                      $   550,331     $   668,367
  Accounts receivable - trade                        939,983         913,106
  Other receivables                                    4,648         289,342
  Other current assets                                12,684          12,964
                                                 -----------      -----------
     TOTAL CURRENT ASSETS                          1,507,646       1,883,779

PROPERTY AND EQUIPMENT
  Machinery and equipment                          4,459,406       4,111,240
  Less accumulated depreciation                    2,487,640       1,872,504
                                                 -----------     -----------
                                                  1,971,766        2,238,736

DEFERRED TAXES, net                               2,620,000             -

SECURITY DEPOSITS                                      9,300           8,800
                                                 -----------     -----------
                                                 $ 6,108,712     $ 4,131,315
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current     $   700,000     $ 1,000,000
  Accounts payable - trade                           327,552         220,415
  Accounts payable - equipment                        16,196          98,559
  Accrued expenses                                   177,864         164,876
  Accrued dividends                                  268,707            -
  Deferred trunk credit                              195,850         190,800
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                     1,686,169       1,674,650

NOTES PAYABLE - MAJORITY STOCKHOLDER               4,119,712       5,369,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            2,262,791       1,902,964

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  2,985,636 shares issued and outstanding          2,985,636       2,985,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,794,500 shares
  issued and outstanding                             237,945         237,945
  Additional paid-in capital                       1,515,535       1,515,535
  Accumulated deficit                             (6,699,076)     (9,555,127)
                                                 -----------     -----------
                                                 (4,945,596)      (7,801,647)
                                                 -----------     -----------
                                                 $ 6,108,712     $ 4,131,315
                                                 ===========     ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                             Three Months Ended September 30,
                                             --------------------------------
                                                     1997            1996
                                                     ----            ----
REVENUES                                         $ 1,548,768     $ 1,403,410

OPERATING EXPENSES
  Service                                            733,618         769,196
  Selling and marketing                              147,265         138,011
  General and administrative                         153,856         146,679
  Depreciation                                       212,037         225,280
                                                 -----------     -----------
                                                   1,246,776       1,279,166
                                                 -----------     -----------

OPERATING INCOME                                     301,992         124,244

OTHER INCOME (EXPENSE)
  Interest income                                     11,515           2,712
  Interest expense                                  (111,121)       (145,479)
  Gain (loss) on disposal of property and equipment      -               200
                                                   -----------   -----------
                                                     (99,606)       (142,567)
                                                   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                    202,386         (18,323)

INCOME TAX BENEFIT                                   800,000             -
                                                   ---------      -----------

NET INCOME (LOSS)                                  1,002,386         (18,323)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        (89,569)        (78,745)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                             $   912,817    $   (97,068)
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE                      $.04          $(.004)
                                                 ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               23,794,500      23,794,500
                                                  ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                             Nine Months Ended September 30,
                                             --------------------------------
                                                     1997            1996
                                                     ----            ----
REVENUES                                         $ 4,708,153     $ 3,987,525

OPERATING EXPENSES
  Service                                          2,347,507       2,206,052
  Selling and marketing                              431,233         465,902
  General and administrative                         481,191         448,640
  Depreciation                                       615,153         678,553
                                                 -----------     -----------
                                                   3,875,084       3,799,147
                                                 -----------     -----------

OPERATING INCOME                                     833,069         188,378

OTHER INCOME (EXPENSE)
  Interest income                                     32,654           2,712
  Interest expense                                  (360,965)     (437,347)
  Loss on disposal of property and equipment           -            (9,440)
                                                   -----------   -----------

                                                    (328,311)     (444,075)
                                                   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                    504,758      (255,697)

INCOME TAX BENEFIT                                 2,620,000             -
                                                   -----------   -----------

NET INCOME (LOSS)                                  3,124,758      (255,697)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (268,707)     (230,719)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                            $ 2,856,051   $  (486,416)
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE                      $.12         $(.02)
                                                 ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              23,794,500      23,794,500
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     1997            1996
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                              $ 3,124,758     $  (255,697)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                     615,153         678,553
    Loss on disposal of property and equipment           -             9,440
    Provision for deferred taxes, net             (2,620,000)            -
 Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      (26,877)       (94,540)
    Other receivable                                 284,694         10,858
    Other current assets                                 280        (16,257)
    Security deposits                                   (500)            -
   Increase (decrease) in -
    Accounts payable - trade                         107,137       (150,724)
    Accounts payable - equipment                     (82,363)       (22,054)
    Accrued expenses                                  12,988        (91,938)
    Deferred trunk credit                              5,050        222,450
    Accrued interest - majority stockholder          359,827        437,347
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                     1,780,147        727,438
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (348,183)       (441,328)
  Proceeds from sale of property and equipment          -               200
                                                 -----------     -----------
   NET CASH USED BY INVESTING ACTIVITIES            (348,183)       (441,128)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - majority stockholder     -           143,000
  Debt reduction:
    Notes payable - majority stockholder          (1,550,000)       (150,000)
                                                 -----------     -----------
    NET CASH PROVIDED BY (USED BY)
    FINANCING ACTIVITIES                          (1,550,000)         (7,000)
                                                 -----------     -----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                  (118,036)        279,310

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                668,367         216,409
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   550,331     $   495,719
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

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

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 268,707 and 230,719 during the nine months ended September 30, 1997 and
1996, respectively.  During the nine months ended September 30, 1997 and
1996, no shares of preferred stock were issued in payment of preferred stock dividends.

3.  NET INCOME (LOSS) PER COMMON SHARE:
    -----------------------------------

The net income (loss) per Common Share is based on the weighted average number of shares of Common Stock outstanding during each period.

4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 1997, undeclared dividends on outstanding preferred stock amounted to $268,707.


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

The provisions for income tax benefit consist of the following components:

                                                  1997              1996
                                              -----------        ----------
Current                                       $     -            $    -
Deferred
 Federal                                         (200,000)            -
 State                                            (55,000)            -
 Decrease in valuation allowance                2,875,000             -
                                              -----------        ----------
                                                2,620,000             -
                                              ===========        ==========

The Company has a net operating loss ("NOL") carryforward of approximately
$6,124,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. Prior to 1997, the Company believed it was more likely than not that the NOL would expire unused and, therefore, recorded a 100% valuation allowance against the net deferred tax asset. However, as a result of pre-tax income of $504,758 for the nine months ended September 30, 1997, the Company has reassessed the likelihood that it may utilize the NOL to offset corporate taxable income.

As a result, the Company has recorded a net deferred tax asset of $2,620,000 at September 30, 1997, by reducing the valuation allowance it had previously provided to offset the income tax benefit of the NOL. At September 30, 1996, any tax benefit of the loss carryforward and of other cumulative temporary differences were offset by a valuation allowance of the same amount.

Differences between the actual income tax rate and the statutory federal income tax rate were primarily the result of the valuation allowance decrease in 1997 and the valuation allowance increase in 1996.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of September 30, 1997, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $4,819,712 and accrued interest due on these notes in the aggregate amount of $2,262,791.
Effective as of March 31, 1997, the Company obtained from the majority stockholder an extension to January 1, 1999, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against loan principal in the amount of $50,000 through December 31, 1997. The Company may make monthly principal payments in excess of $50,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made principal payments of $1,550,000 during the nine months ended September 30, 1997. During October 1997, the Company made a principal payment to the majority stockholder of $150,000. The Company has therefore classified
$700,000 of the notes payable to the majority stockholder as a short-term liability and has classified the remaining balance on the notes payable and the accrued interest as long-term liabilities.

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

     The Company has received notice from a cable operating company customer asserting its right to be indemnified against claims of patent infringement made to the cable operator by a third party. The third party has alleged to the cable operator that portions of the cable operator's pay-per-view operations infringe one or more patents held by such party. No notice of alleged infringement has been received by the Company from such third party.
The Company provides the Service pursuant to a patent (the "Science Patent") licensed to it by Science Dynamics Corporation. The Company has retained independent patent counsel to review the terms and validity of the third party patents and the terms and validity of the Science Patent. The Company is unable at this time to determine if it has liability under the indemnity provisions of the contracts with the cable operator or the amount of such liability if it exists.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation (the "Company") is a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). The Company provides the Service through equipment it purchases. The Company also leases trunk telephone lines from local and long distance telephone companies to connect cable television subscribers to the Company's Points of Presence ("POPs") for ordering the Service from their local cable television systems. The Company also leases data circuits from local and long distance telephone companies to link the POPS to the cable systems' billing vendors.

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

      The Company had net income before income taxes of $202,386 for the third quarter ended September 30, 1997, compared to a net loss before income taxes of $18,323 for the third quarter ended September 30, 1996. The Company had net income before income taxes of $504,758 for the nine months ended
September 30, 1997, compared to a net loss before income taxes of $255,697 for the nine months ended September 30, 1996. The Company experienced a decrease in the average monthly buy rate from 24.6% and 25.1% for the third quarter and nine months ended September 30, 1996, respectively to 20.3% and 22.2% for the third quarter and nine months ended September 30, 1997, respectively. This is a result of a cable industry wide drop in subscriber pay-per-view buy rates. Although the buy rates decreased the Company still had an increase in service revenue of $145,358 and $720,628 for the third quarter and nine months ended September 30, 1997, respectively, over the comparable periods of 1996. The growth in service revenues is partially attributable to the Company serving approximately 900,000 more full-time cable subscribers during the nine months ended September 30, 1997 compared to September 30, 1996. The service revenue increase is also a result of an increase in National POP feature revenue of $155,465 and $363,089 for the third quarter and nine months ended September 30, 1997, respectively.
National POP feature revenue increased as a result of both new and existing customers using more optional features. The Company had PPV+ revenue of $206,357 and $575,761 for the third quarter and nine months ended September
30, 1997, respectively, compared to $97,620 and $252,542 for the third quarter and the nine months ended September 30, 1996. The PPV+ revenue increased over 1996 as a result of customer additions and more previously existing customers using the PPV+ Service.

       The Company had net income of $1,002,386 and $3,124,758 for the third quarter and the nine months ended September 30, 1997, respectively. Included in the net income is $800,000 and $2,620,000 in income tax benefits as a result of the recognition of net deferred tax assets for the third quarter and nine months ended September 30, 1997, respectively. The Company's income before income taxes is $202,386 and $504,758 for the third quarter and nine months ended September 30, 1997, respectively. Because of such pre-tax income, the Company reduced its deferred tax asset valuation allowance since the Company now believes that it will benefit, in part, from the utilization of its net operating losses. As of January 1, 1997, the Company's net operating loss carryforward was approximately $6,124,000 on a tax reporting basis (see Note 5 to the financial statements).

       Service expenses for the third quarter decreased $35,578 and increased
$141,455 for the nine months ended September 30, 1997, over the comparable
1996 periods. The decrease in service expenses for the third quarter is due to a refund received of $73,803 from the 800 number database management company the Company uses to reserve and manage its 800 numbers. The refund was for a reduction in 800 number database charges for the period May 1, 1993 through December 31, 1996, as a result of a FCC rate restructuring. The increase in service expenses for the nine months ended September 30, 1997, is primarily attributable to an increase in trunk usage expense of $250,451, as a result of an increase in full-time subscribers, PPV+ usage and feature usage.

      The National POP and the Regional POPs had required a substantial purchase of equipment by the Company. During the nine months ended September
30, 1997, the Company purchased $348,183 of equipment compared with $441,328 purchased during nine months ended September 30, 1996. Depreciation accounted for 17% and 16% of total operating expenses for the third quarter and nine months ended September 30, 1997, respectively, compared to 18% for both the third quarter and nine months ended September 30, 1996. For the nine months ended September 30, 1997, selling and marketing expenses decreased 7% as a result of a decrease of approximately $25,000 in payroll taxes and benefits due to having one less marketing employee. General and administrative expenses increased 7% during the nine months ended September
30, 1997, primarily as a result of an increase in legal expense of $45,660 related to the suit filed by a former employee (see Note 7 to the financial statements).

     As of September 30, 1997, the Company was serving approximately
9,300,000 full-time cable subscribers on the National POP compared to approximately 8,400,000 full-time cable subscribers served as of September
30, 1996. In November 1996, the Company began serving cable subscribers on a part-time basis ("Part-time Subscribers"). Part-time Subscribers are subscribers who only use the Company's ANI service for major special events, such as boxing, wrestling and concerts. The Company is marketing and providing service to subscribers on a part-time basis because it wants customers who are using alternate pay-per-view ordering services to become familiar and comfortable with the Company's ANI service in anticipation that these customers may choose to use the Company's ANI service on a full-time basis. As of September 30, 1997, the Company was serving approximately
1,700,000 Part-time Subscribers. The Part-time Subscribers did not significantly contribute to the revenue or service expense increases for the nine months ended September 30, 1997.

      Total liabilities decreased $878,654 and total assets increased
$1,977,397 for the nine months ended September 30, 1997. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $1,550,000 due to debt repayment. Partially offsetting the debt repayment is an increase in accrued interest of $359,827 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and Chairman of the Board of Directors of the Company ("Mr. Lenfest"), and an increase in accrued dividends of $268,707. The increase in assets is attributable to an increase in deferred taxes of $2,620,000 as a result of generating net income before income taxes during the nine months ended
September 30, 1997 (see above and Note 5 to the financial statements). The increase in deferred taxes is partially offset by a decrease in other receivables of $284,694 as a result of the Company receiving a reimbursement from VJN of $284,619 during January 1997 (see the Company's Form 10-KSB for the period ended December 31, 1996 (the "Report on Form 10-KSB")). The
Company's days for sales in accounts receivable is 54 days for the nine months ended September 30, 1997, compared to 57 days for the nine months ended September 30, 1996. The Company believes the decrease of 3 days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

     The Company has received notice from a cable operating company customer asserting its right to be indemnified against claims of patent infringement made to the cable operator by a third party. The third party has alleged to the cable operator that portions of the cable operator's pay-per-view operations infringe one or more patents held by such party. No notice of alleged infringement has been received by the Company from such third party.
The Company provides the Service pursuant to a patent (the "Science Patent") licensed to it by Science Dynamics Corporation. The Company has retained independent patent counsel to review the terms and validity of the third party patents and the terms and validity of the Science Patent. The Company is unable at this time to determine if it has liability under the indemnity provisions of the contracts with the cable operator or the amount of such liability if it exists.

     Shares of Common Stock that have had the same beneficial owner since
April 21, 1988, or that have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to ten votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of September 30, 1997, 5,500,353 shares of the Company's Common Stock were entitled to one vote per share. The remaining 18,294,147 shares of Common
Stock were entitled to ten votes per share. Mr. Lenfest owns 14,557,453 shares of Common Stock that are entitled to ten votes per share.

       The Company had positive cash flow from operations of $1,780,147 during the nine months ended September 30, 1997. Ignoring changes in assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income (loss) before income taxes to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,119,911 for the nine months ended September
30, 1997, compared to positive cash flow from operating activities of $432,296 for the nine months ended September 30, 1996. The increase in cash flow for the nine months ended September 30, 1997, is primarily a result of increased revenue (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. Through September 30, 1997, the Company had borrowed an aggregate of $6,128,712 from Mr. Lenfest, as previously discussed in the Report on Form 10-KSB. Interest on $500,000 of the loans is set at 12% per annum, interest on $411,173 is set at the floating prime interest rate of PNC Bank plus 2%, interest on $5,217,539 of the loans is set at the floating prime interest rate of PNC Bank plus 1% and $541,000 bears no interest. Interest on the $1,471,272 of the loans is to be paid, quarterly.
At the option of the Company, the interest may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred
Stock for each one dollar of accrued interest.

    Effective as of March 31, 1997, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1999. The deferring of the cash interest payments along with the increase in revenue has enabled the Company to accumulate cash. Interest expense due to Mr.
Lenfest amounted to $359,827 for the nine months ended September 30, 1997, compared to $437,347 for the nine months ended September 30, 1996. The decrease in interest expense is a result of the Company making, and Mr.
Lenfest accepting, cash principal payments instead of cash payments of accrued interest. During 1996, the Board of Directors of the Company (with
Mr. Lenfest not participating) authorized the Company to make monthly principal payments of $50,000 to Mr. Lenfest. In addition, the Board of Directors of the Company authorized that at management's discretion, the Company may make monthly principal payments in excess of $50,000 when the Company has excess cash not needed to fund operations. Mr. Lenfest has agreed to accept payments of principal through December 31, 1997. During the first nine months of 1997, the Company made principal payments of $1,550,000 to Mr.
Lenfest. The outstanding loan balance due to Mr. Lenfest as of September 30, 1997, is $4,819,712, of which $541,000 accrues no interest.

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

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts. Although cable industry buy rates have increased each year for the last four years, the Company experienced a decrease in the average monthly buy rate from 25.1% for the nine months ended
September 30, 1996 to 22.2% for the nine months ended September 30, 1997, as a result of a cable industry wide drop in subscriber pay-per-view buy rates.
Hence, there can be no assurance that buys rates will continue to increase or will remain at their current level.

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

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       September 30, 1997 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 11/05/97             By:  /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated: 11/05/97             By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)






