Form 10-K
period 1997-12-31
TELVUE CORP
filed 1998-03-27
CIK 839443

                              FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1997

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

Issuer's telephone number, including area code:  609-273-8888
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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

The Issuer's revenue for the fiscal year ended December 31, 1997 was $6,330,675.

The Market Value of voting stock held by non-affiliates of the Issuer at February 9, 1998, based on a per share average bid and asked price of $.0775 was $708,896.

Number of shares of Issuer's common stock outstanding as of February 9, 1998: 23,814,500 shares.

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

     ANI permits cable television companies to process special ordering services without the attendant high-manpower requirements or extensive physical plant and facilities that are otherwise required. ANI systems provide an electronic means of recording a subscriber's telephone number together with information as to what program or service was ordered and by whom, permitting cable television companies to then unscramble appropriate signals for viewing by the ordering subscriber, all without any interactive cable system and without any form of operator intervention. At the time of dialing the order, the recognition of the subscriber's telephone number is automatically recorded by the Company's ANI unit, presenting the subscriber with both a confirmation and acknowledgment of receipt of his order. In turn, the automatically recorded information regarding placement of an order can be utilized by cable television companies for purposes of billing for such specialized services.

      Since May 1992, the Company has had a point of presence ("POP") which is located at the Company's home office in Mt. Laurel, New Jersey (the "National POP"). The National POP provides enhanced service features. These enhanced service features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start-time and channel appearance ("Title Speak"), are necessary, the Company believes, for it to remain competitive within the pay-per-view ANI industry. The National POP also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). The National POP serves cable television systems across the United States via trunk lines and data circuits which it currently leases from MCI Telecommunications Corporation ("MCI"). The Company's amended lease agreement with MCI expires July 10, 2001. The Company believes it receives a favorable trunk usage rate from MCI.

       The equipment located at the National POP is owned and installed by the Company. As of December 31, 1997, the Company had contracts to provide service to 658 cable television systems, serving approximately 10 million full-time subscribers and 1.5 million part-time subscribers. Part-time subscribers are subscribers who only use the Company's ANI service for major special events, such as boxing, wrestling and concerts. The Company is marketing and providing service to subscribers on a part-time basis because it wants customers who are using alternate pay-per-view ordering services to become familiar and comfortable with the Company's ANI service in anticipation that these customers may choose to use the Company's ANI service on a full-time basis.

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

      The Company's business is oriented principally to the provision of services, and it does not engage in the manufacture of equipment required to provide its services. During 1997, the Company has purchased its required ANI equipment and software for the National POP from Telco Solutions, Inc.

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

      The Company believes it received a perpetual no charge license for the pay-per-view application software residing on the SARUs and HP because the Company committed to and did purchase ten (10) SARUs during 1994. The Company purchased no SARUs from Atlas Telecom during 1997. There is no affiliation between the Company and Atlas Telecom other than a customer and supplier relationship.

     The Company pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license, within the United States, for use of pay-per-view application software which resides on two (2) communication subsystems ("HPs") that the Company owns. During 1996, the Company began purchasing Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity on the National POP to accommodate new customers. The LINK ONs work in conjunction with the SARUs. The Company is purchasing LINK ONs in place of SARUs because the LINK ONs are more cost effective. The Company pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license, within the United States, for use of the pay-per-view application software residing on the LINK ONs. The Company purchased three (3) LINK ONs during 1997.

     The Company also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). The Company holds a nonexclusive license to use the Science Patent. The Company believes that all of its pay-per-view ordering services are performed in accordance with the procedures set forth in the Science Patent. As a result of the potential claims described below under "Legal Proceedings", the Company believes the Science Patent may be material to its ability to continue operations or to continue operations without incurring significant license fees which may have a material and adverse affect on the Company's financial condition. (See "Legal Proceedings", below.)

MARKETING OF SERVICES

      Sales of the Company's services to date have been made to operating cable television companies with a broad geographical distribution. Relations with all customers are good.

      The Company's business is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services are the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. The Company believes its services resolve these pay-per-view ordering problems. As of December 31, 1997, there are four (4) Multi System Operators ("MSOs") who individually comprise greater than 10% of the Company's annual service revenue. These percentages may vary as contracts with additional cable companies are concluded and the pay-per-view service is expanded by existing customers of the Company.

COMPETITION

      The Company uses state-of-the-art, feature laden equipment for its automated pay-per-view order processing service. The Company has a strong reputation for offering customer friendly features and excellent customer service. In addition, the Company offers 24 hour customer service and reliability with near zero down time, particularly under heavy load during major special events. Although competition is strong from the Company's major competitors the Company is attracting significant numbers of new customers. The Company's aggressive marketing strategies and reputation allowed it to grow its full-time customer base by 19% to approximately 10.0 million full-time addressable homes and an additional 1.0 million part-time addressable homes in 1997, representing an increase of 2.6 million addressable homes. The Company plans to continue its marketing approach during 1998 and believes that strategy will provide continued growth in numbers of subscribers.

EMPLOYEES

      At December 31, 1997, the Company had 18 full-time employees. Additional personnel may be added as the Company's business develops and as circumstances require.

BACKLOG

      The Company's revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming service or for other services transmitted through its equipment. As a result, no form of backlog exists, other than as represented by accumulated service charge income which has yet to be paid to the Company.

RESEARCH AND DEVELOPMENT

The Company is principally a sales and marketing company. Therefore, the Company does not anticipate that it will perform any significant or material research and development.

ITEM 2.     PROPERTIES

      The Company leases office space of approximately 8,700 square feet in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 1999. The office space is used to house the National POP equipment as well as the Company's present executive, sales, secretarial and technical support personnel.


ITEM 3.     LEGAL PROCEEDINGS

      In April 1996, a former employee filed suit against the Company and its majority stockholder, James T. Shelley vs. TelVue Corporation and H.F. Lenfest, with the Superior Court of Burlington County, New Jersey, Civil Action Number 01368-96. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing detrimental reliance and unjust enrichment. The suit seeks damages for an unspecified amount for compensation and compensatory damages. Based upon correspondence from Mr. Shelley's attorneys prior to filing the suit, the Company's legal counsel believes that Mr. Shelley is seeking actual damages of approximately $400,000 for commissions, unpaid salary, stock options and other benefits. The Company believes the employee's claims are without merit and continues to vigorously defend the suit brought against the Company.

      The Company has received notice from a cable operating company customer asserting its right to be indemnified against claims of patent infringement made to the cable operator by a third party. The third party has alleged to the cable operator that portions of the cable operator's pay-per-view operations infringe one or more patents held by such party.
No notice of alleged infringement has been received by the Company from such third party. The Company has retained independent patent counsel to review the third party patents and the alleged infringement. The Company is unable at this time to determine if it has liability under the indemnity provisions of the contracts with the cable operator or the amount of such liability if it exists.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED

            SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for the Company's common stock for the two most recent fiscal years, as reported by The Nasdaq Stock Market, Inc. is as follows:

      QUARTER 1997                          HIGH                    LOW

        First                               $.03                   $.03

        Second                              $.03                   $.03

        Third                               $.03                   $.02

        Fourth                              $.06                   $.03


      QUARTER 1996

        First                               $.03                   $.03

        Second                              $.03                   $.03

        Third                               $.03                   $.02

        Fourth                              $.03                   $.03

      As of February 9, 1998, there were 401 holders of record of the Common Stock of the Company.

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

      Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of December 31, 1997, 18,299,037 shares of the Company's Common Stock were entitled to 10 votes per share. The remaining 5,515,463 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock which are entitled to ten votes per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company had net income before income taxes of $642,197 for the year ended December 31, 1997, compared to a net loss before income taxes of $184,129 for the year ended December 31, 1996. The Company experienced a decrease in the average monthly buyrate from 24.8% for the year ended December 31, 1996 to 21.7% for the year ended December 31, 1997. This is a result of a cable industry wide drop in pay-per-view buy rates. Although the buyrates decreased the Company still had an increase in service revenue of $872,065 over the comparable 1996 period. The growth in service revenue is partially attributable to the Company serving approximately 1,600,000 more full-time cable subscribers during the year ended December 31, 1997, compared to December 31, 1996. The service revenue increase is also a result of an increase in National POP feature revenue of $470,163, as a result of both new and existing customers using more optional features.
The Company had PPV+ revenue of $785,924 for the year ended December 31, 1997, compared to $395,582 for the year ended December 31, 1996. The PPV+ revenue increased over 1996 as a result of customer additions and more previously existing customers using the PPV+ Service.

      The Company had net income of $3,135,634 for the year ended December 31, 1997. Included in the net income is $2,493,437 in income tax benefits as a result of the recognition of net deferred tax assets for the year ended December 31, 1997. The Company's income before income taxes is $642,197 for the year ended December 31, 1997. Because of such pre-tax income, the Company reduced its deferred tax asset valuation allowance since the Company now believes that it will benefit from the utilization of its net operating losses. As of December 31, 1997, the Company's net operating loss carryforward is approximately $5,000,000 on a tax reporting basis (see Note 8 to the financial statements).

      Service expenses for the year ended December 31, 1997, increased $235,142 from the comparable 1996 period. The increase in service expenses is primarily attributable to an increase in trunk usage expense of $366,814 as a result of an increase in full-time subscribers, PPV+ usage and feature usage. This increase has been partially offset by a decrease in 800 number database expenses of $99,359 as a result of an FCC rate restructuring.

      As of December 31, 1997, the Company was serving approximately 10,000,000 full-time cable subscribers and 1,500,000 part-time subscribers on the National POP compared to approximately 8,400,000 full-time cable subscribers and 500,000 part-time subscribers served as of December 31, 1996. The part-time subscribers did not significantly contribute to the revenue or service expense increases for the year ended December 31, 1997. Approximately 192,000 part-time subscribers converted to using the Company's Service on a full-time basis during 1997.

      The Company's operations had required a substantial purchase of equipment by the Company. During the year ended December 31, 1997, the Company purchased $513,676 of equipment compared to $609,608 purchased during the year ended December 31, 1996. Depreciation accounted for 16% of total operating expenses for the year ended December 31, 1997, compared to 17% for the year ended December 31, 1996. For the year ended December 31, 1997, selling and marketing expenses decreased 3% primarily as a result of a decrease of approximately $14,000 in advertising expense. General and administrative expenses increased 3% during the year ended December 31, 1997, primarily as a result of an increase in legal expense of approximately $37,000 related to the suit filed by a former employee (see
Note 12 to the financial statements).

      For the year ended December 31, 1997, the Company recorded a loss on the disposal of property and equipment of $24,881. This loss was primarily a result of the write off of obsolete software. In addition, the Company wrote off fully depreciated excess equipment inventory made available by the retirement of one remaining Regional POP.

      The Company's software is "Year 2000 Compliant" for its pay-per-view ANI ordering as well as software used for administrative purposes. As a result, the Company does not anticipate any material effect on its operating results or financial condition.

      Total liabilities decreased $1,114,479 and total assets increased $1,662,223 for the year ended December 31, 1997. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $2,050,000 due to debt repayment. Partially offsetting the debt repayment is an increase in accrued interest of $284,757 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and Chairman of the Board of Directors of the Company ("Mr. Lenfest"), and an increase in accounts payable - trade of $202,112. Accounts payable increased as a result of a timing issue in paying the
trunk usage bills.   The increase in assets is attributable to an increase
in deferred taxes of $2,505,437 as a result of generating net income before income taxes during the year ended December 31, 1997 (see above and Note 8 to the financial statements). The Company's days for sales in accounts receivable is 53 days for the year ended December 31, 1997, compared to 57 days for the year ended December 31, 1996. The Company believes the decrease of 4 days is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operations of $2,339,272 during the year ended December 31, 1997. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,487,687 for the year ended December 31, 1997, compared to positive cash flow from operating activities of $762,944 for the year ended December 31, 1996. The increase in cash flow for the year ended December 31, 1997, is primarily a result of increased revenue (see above).

      Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the Company borrowed an aggregate of $6,369,712 from Mr. Lenfest. The interest rates on the loans ranges from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12% (see Note 5 to the Financial Statements included herein). Interest on one of the loans in the principal amount of $1,471,272 as of December 31, 1997, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan through December 31, 1997, in the amount of $473,692 has been paid with 473,692 shares of
Preferred Stock.   In addition, during January 1995, Mr. Lenfest purchased
from Science the Company's non-interest bearing note in the amount of $541,000 (the "Prior Science Note").

      Effective as of March 31, 1997, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 1999. The deferring of the interest payments along with the increase in revenue has enabled the Company to accumulate cash. Interest payments would have amounted to $457,883 for the year ended December 31, 1997, compared to $578,734 for the year ended December 31, 1996. During the fourth quarter of 1997, the Board of Directors of the Company (with Mr. Lenfest not participating) authorized the Company to make monthly principal payments of $150,000 to Mr. Lenfest. In addition, the Board also authorized the Company to begin accruing interest on all unpaid interest on all outstanding loans balances due to Mr. Lenfest effective January 1, 1998.
Mr. Lenfest has agreed to accept payments of principal through December 31, 1998. During 1997, the Company made principal payments of $2,050,000 to Mr. Lenfest. The aggregate outstanding loan balances due to Mr. Lenfest as of December 31, 1997 are $4,319,712. In addition, the Board of Directors of the Company (with Mr. Lenfest not participating) authorized that at management's discretion, the Company may make monthly principal payments in excess of $150,000 when the Company has excess cash not needed to fund operations. As of March 2, 1998, the Company made total principal payments of $400,000 to Mr. Lenfest.

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

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts. Although cable industry buy rates have increased each year for the last four years prior to 1997, the Company experienced a decrease in the average monthly buy rate from 24.8% for the year ended December 31, 1996 to 21.7% for the year ended December 31, 1997. Hence, there can be no assurance that buys rates will continue to increase or will remain at their current level.

      The Company remains dependent upon the deferral of principal and interest payments due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Mr. Lenfest has agreed not to demand the cash repayment of principal or accrued interest on the outstanding loans through January 1, 1999. Nevertheless, management intends to continue to repay the outstanding principal amount of loans made by Mr. Lenfest from cash not needed for operations. Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1998.


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

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

      The following table sets forth certain information as of December 31, 1997 with respect to each of the Company's directors and officers.

                                            POSITION(S) WITH       DIRECTOR
NAME                          AGE             THE COMPANY           SINCE

H.F. (Gerry) Lenfest          67            Chairman of the          1989
                                            Board and Director

Frank J. Carcione             57            President,               1990
                                            Chief Executive
                                            Officer, and Director

Donald L. Heller              52            Director                 1993

Joseph M. Murphy              44            Executive Vice           1997
                                            President of Sales
                                            & Operations, and
                                            Director

Jeffrey J. DiFrancesco        34            Director                 1997

Irene A. DeZwaan              34            Secretary & Treasurer


      The employee directors of the Company receive no compensation. Non-employee directors (other than Mr. Lenfest) receive $500 paid in shares of common stock of the Company for each meeting of the Board attended. The shares are priced at the higher of $.05/share or the ask price on the date of grant. During 1997, Messrs Heller and DiFrancesco each received 10,000 shares of common stock.

      All directors serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. All officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE

      H. F. Lenfest has been a director of the Company since 1989. He is the President, CEO and a director of Lenfest Communications, Inc. and each of its subsidiaries (the "Lenfest Group"). The Lenfest Group of companies are engaged in operating cable television systems, providing cable advertising and programming. Mr. Lenfest's principal occupation since 1974 has been President and CEO of Lenfest Communications, Inc. and The Lenfest Group of companies.

      Frank J. Carcione has been a director of the Company since 1990. He became the Executive Vice President in May 1990, and was elected President and Chief Executive Officer in May 1991. From August 1989 to May 1990, he held the position of Vice President (marketing, sales, pay-per-view and franchise relations) with Garden State Cablevision, L.P., a New Jersey cable television operator and an affiliate of The Lenfest Group of companies. From November 1980 until August 1989, he held the same position with New York Times Cable TV, the predecessor to Garden State Cablevision, L.P.

      Donald L. Heller has been a director of the Company since 1993. He has been a Vice President of Lenfest Communications, Inc. since March 1993. Prior to assuming his current position, Mr. Heller was, from June 1984 to January 1993, the Vice President and General Manager of Sports Channel Prism Associates, a regional cable television service that provides movies and professional sports.

      Joseph M. Murphy has been a director of the Company since 1997. He is the Executive Vice President of Sales and Operations of the Company. Mr. Murphy was appointed to this position in September 1994. Prior to this appointment, Mr. Murphy had been Vice President of Sales since joining the Company in 1986.

      Jeffrey J. DiFrancesco has been a director of the Company since 1997. He has been the Vice President of Strategic Planning and Business Development for Lenfest Communications, Inc. since January 1996. Prior to assuming his current position, Mr. DiFrancesco was, from February 1995 through January 1996, an Industry and Strategic Specialist for Price Waterhouse's Entertainment, Media and Communications Group, a management
consulting group for media communications.   From October 1993 to February
1995, Mr. DiFrancesco held the positions of Director of Product Management/Marketing, Financial and Business Analysis, and Product Development of Electronic Commerce for Tele-TV and Bell Atlantic Video Services, a provider of interactive telecommunications to consumers. From March 1991 to October 1993, Mr. DiFrancesco was a management consultant of technology management and business process re-engineering.

      Irene A. DeZwaan, CPA, became the Manager of Finance and Administration of the Company in November 1990, and was elected Secretary and Treasurer in July 1993. From September 1988 through November 1990, Ms. DeZwaan was self-employed as an accountant. Ms. DeZwaan was employed by Shotz, Miller & Glusman, P.C., a certified public accounting firm, from September 1986 through 1988.

      On December 6, 1995, the Securities and Exchange Commission (the "SEC") sued H.F. Lenfest and his wife, in the United States District Court for the Eastern District of Pennsylvania. The SEC alleges that, in October 1993, Mr. Lenfest, while in possession of non-public information, recommended to one of his sons that he purchase Tele-Communications, Inc. ("TCI") stock and that his wife traded in TCI stock in October 1993 on the basis of information she misappropriated from her husband. H.F. Lenfest and his wife have categorically denied that they engaged in any improper conduct and are defending this action vigorously.

ITEM 10.    EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
NAME AND                                                        ALL OTHER
PRINCIPAL POSITION            YEAR    SALARY    COMMISSIONS    COMPENSATION

Frank J. Carcione             1997  $124,950          -          $3,124 (1)
CEO                           1996   119,000          -           2,761 (1)
                              1995   108,000          -             997 (1)


Joseph Murphy                 1997  $89,302       $44,155        $2,233 (1)
Executive Vice President      1996   85,362        53,710         2,134 (1)
of Sales & Operations         1995   81,623        30,461         1,869 (1)

(1) Company funded contributions to the Company's Simplified Pension Plan
    (SEP).


       AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                         AND FY-END OPTION VALUES


                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
                         ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE

Frank J. Carcione
CEO                      -           -             -                  -


Joseph M. Murphy         -           -         15,000            $1,050 (1)


(1) Value calculated based upon the average of the bid and ask price on such dates.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth, as of February 9, 1998, certain information with respect to each person who was known to the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F (Gerry) Lenfest               67,931,746 (2)                88.0% (2)
200 Cresson Blvd.
Oaks, PA  19456-0989
Chairman of the Board and Director

(1) As of February 9, 1998, 23,814,500 shares of Common Stock were outstanding.

(2)   Includes 23,459,133 shares of Common Stock issuable upon conversion
      of Preferred Stock owned by Mr. Lenfest.   Includes Warrants to
      acquire up to 29,915,160 additional shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of February 9, 1998, certain information with respect to the Common Stock beneficially owned by the directors and executive officers of the Company and by all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel, NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F. (Gerry) Lenfest              67,931,746  (2)               88.0% (2)
Chairman of the Board
and Director

Joseph M. Murphy                      90,000  (3)                 .4%
Executive Vice President
of Sales and Operations

Donald L. Heller                      10,000                      .0%
Director

Jeffrey J. DiFrancesco                10,000                      .0%
Director

All Directors and                 68,021,746(2) (3)             88.1%
Officers as a Group
(7 Persons)

(1) As of February 9, 1998, 23,814,500 shares of Common Stock were outstanding.

(2)   Includes 23,459,133 shares of Common Stock issuable upon conversion
      of Preferred owned by Mr. Lenfest.   Includes Warrants to acquire up
      to 29,915,160 additional shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock.

(3) Includes 15,000 shares issuable to Joseph M. Murphy upon exercise of currently exercisable stock options held by Mr. Murphy.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 1997, the Company was indebted to Mr. Lenfest in the principal amount of $4,319,712. Mr. Lenfest has agreed to accept payments of principal at the rate of $150,000 per month. (See Management's
Discussion and Analysis or Plan of Operation and Note 5 of the 1997 financial statements of the Company).

      The Company provided its ANI services to subsidiaries of Lenfest Communications, Inc. ("LCI"), a company operating under the control of Mr. Lenfest. The Company recognized revenues of approximately $470,000 from LCI subsidiaries during 1997. (See Note 10 of the 1997 financial statements of the Company).

      Other related transactions are described in Notes 5, 7 and 10 of the 1997 financial statements of the Company.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON

            FORM 8-K

FINANCIAL STATEMENTS

      Report of Independent Certified Public Accountants dated February 14,
      1998.

      Balance Sheets as of December 31, 1997 and 1996.

      Statements of Operations for the years ended December 31, 1997 and 1996.

      Statements of Stockholders' Deficit for the years ended December 31, 1997 and 1996.

      Statements of Cash Flows for the years ended December 31, 1997 and 1996.

      Notes to Financial Statements.

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

10.18 Management Agreement, dated March 10, 1995, between the Company and

      Lenfest Networks, Inc., (incorporated by reference to the Company's Form 10Q-SB for the period ended June 30, 1995 (the June 30, 1995 Form 10Q-SB)).

10.19 Letter effective as of March 31, 1997, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 1999 (incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 1997).

11. Statement re: Computation of Per Share Earnings (see the Company's 1997 Financial Statement included herein).




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

SIGNATURES                            TITLE                   DATE

/s/H.F. Lenfest
________________________________    Chairman of the
H.F. Lenfest                        Board and Director

/s/Frank J. Carcione                Director
--------------------------------
Frank J. Carcione

/s/Donald Heller                    Director
--------------------------------
Donald Heller

/s/Joseph Murphy                    Director
--------------------------------
Joseph Murphy

/s/Jeffrey J. DiFrancesco           Director
--------------------------------
Jeffrey J. DiFrancesco

                     TELVUE CORPORATION

                    FINANCIAL STATEMENTS

           Years Ended December 31, 1997 and 1996




TABLE OF CONTENTS

                                                         Page No.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Deficit

     Statements of Cash Flows

     Notes to Financial Statements

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors and Stockholders
TelVue Corporation


We  have  audited  the  balance sheets  of  TelVue  Corporation  (a
Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Hatboro, Pennsylvania
February 14, 1998

TELVUE CORPORATION
BALANCE SHEETS
December 31, 1997 and 1996
                                                1997          1996
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $445,368      $668,367
  Accounts receivable - trade                 922,737       913,106
  Other receivables                             5,281       289,342
  Deferred tax asset                          477,987          -
  Other current assets                         10,898        12,964
                                           __________    __________

TOTAL CURRENT ASSETS                        1,862,271     1,883,779

PROPERTY AND EQUIPMENT                      4,534,168     4,111,240
  Less accumulated depreciation and
  amortization                              2,639,651     1,872,504
                                           __________    __________
                                            1,894,517     2,238,736
OTHER ASSETS
  Deferred tax asset                        2,027,450          -
  Deposits                                      9,300         8,800
                                           __________    __________
                                            2,036,750         8,800
                                           __________    __________
                                           $5,793,538    $4,131,315
                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable -
    majority stockholder - current         $1,800,000    $1,000,000
  Accounts payable - trade                    422,527       220,415
  Accounts payable - equipment                  1,324        98,559
  Accrued expenses                            192,305       164,876
  Income taxes payable                         12,000          -
  Deferred trunk credit                       164,200       190,800
                                           __________    __________
TOTAL CURRENT LIABILITIES                   2,592,356     1,674,650

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
  of current portion                        2,519,712     5,369,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER     2,187,721     1,902,964

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $1 par value, 6,900,000 shares
  authorized, issued and outstanding
  3,518,694 and 2,985,636 shares at
  December 31, 1997 and 1996,
  respectively (liquidation value
  $3,518,694 and $2,985,636,
  respectively)                             3,518,694     2,985,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value,
  100,000,000 shares authorized,
  issued and outstanding 23,814,500
  and 23,794,500 shares at December
  31, 1997 and 1996, respectively             238,145       237,945
  Additional paid-in capital                1,516,335     1,515,535
  Accumulated deficit                      (6,779,425)   (9,555,127)
                                           __________    __________
                                           (5,024,945)   (7,801,647)
                                           __________    __________
                                           $5,793,538    $4,131,315
                                           ==========    ==========
See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 1997 and 1996

                                              1997           1996

REVENUES                                   $6,330,675     $5,458,610

OPERATING EXPENSES
  Service                                   3,186,546      2,951,404
  Selling and marketing                       585,544        606,503
  General and administrative                  642,767        621,149
  Depreciation                                831,609        884,121
                                           __________     __________
                                            5,246,466      5,063,177
                                           __________     __________

OPERATING INCOME                            1,084,209        395,433

OTHER INCOME (EXPENSE)
  Interest expense, net of reimbursement     (459,352)      (526,779)
  Interest income                              42,221         10,169
  Loss on sales or disposal of property
  and equipment                               (24,881)       (62,952)
                                           __________     __________
                                             (442,012)      (579,562)
                                           __________     __________

INCOME (LOSS) BEFORE INCOME TAXES             642,197       (184,129)

INCOME TAX BENEFIT                          2,493,437           -
                                           __________     __________

NET INCOME (LOSS)                           3,135,634       (184,129)


DIVIDENDS ON REDEEMABLE CONVERTIBLE
PREFERRED STOCK                              (359,932)      (314,395)
                                           __________     __________
NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                        $2,775,702     $ (498,524)
                                           ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE:

BASIC                                      $      .12      $    (.02)
                                           ==========      ==========
DILUTED                                    $      .04      $     -
                                           ==========      ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING               23,795,102      23,794,500
                                           ==========      ==========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 1997 and 1996

                                        Additional                 Total
                               Common    Paid-In   Accumulated Stockholder's
                               Stock     Capital     Deficit      Deficit

BALANCE, DECEMBER 31, 1995   $237,945 $1,515,535 $(9,056,603) $(7,303,123)

Accrued dividends on
 redeemable convertible
 preferred stock                  -          -       (314,395)    (314,395)
Net loss                          -          -       (184,129)    (184,129)
                           __________  _________  __________   __________

BALANCE, DECEMBER 31, 1996    237,945  1,515,535  (9,555,127)  (7,801,647)

Accrued dividends on
 redeemable convertible
 preferred stock                 -          -       (359,932)    (359,932)
Issuance of 20,000 shares
 of common stock under director
 compensation plan                200        800        -           1,000
Net income                       -          -      3,135,634    3,135,634
                           __________  _________  __________   __________

BALANCE DECEMBER 31, 1997    $238,145 $1,516,335 $(6,779,425) $(5,024,945)
                           ==========  =========  ==========
 ==========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997 and 1996


                                               1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $3,135,634   $ (184,129)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation                              831,609      884,121
    Loss on sales or disposal of property
    and equipment                              24,881       62,952
    Deferred tax benefit                   (2,505,437)        -
    Issuance of common stock                    1,000         -
  Changes in operating assets and
    liabilities:
    Accounts receivable - trade and other     274,430     (403,335)
    Other current assets                        2,066       (8,745)
    Deposits                                     (500)        -
    Accounts payable - trade and other        104,877      (52,087)
    Accrued expenses                           27,429      (82,593)
    Income taxes payable                       12,000         -
    Deferred trunk credit                     (26,600)     190,800
    Accrued interest - majority stockholder   457,883      578,734
                                           __________   __________

NET CASH PROVIDED BY
OPERATING ACTIVITIES                        2,339,272      985,718

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment        (513,676)    (609,608)
  Proceeds from sales or disposal of
  property and equipment                        1,405      232,848
                                           __________   __________

NET CASH (USED BY)INVESTING ACTIVITIES       (512,271)    (376,760)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable -
  majority stockholder                           -         143,000
  Debt reduction:
    Notes payable - majority stockholder   (2,050,000)    (300,000)
                                           __________   __________

NET CASH (USED BY) FINANCING ACTIVITIES    (2,050,000)    (157,000)
                                           __________   __________

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                    (222,999)     451,958

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                             668,367      216,409
                                           __________   __________


CASH AND CASH EQUIVALENTS
AT END OF YEAR                               $445,368     $668,367
                                          ===========    =========

See accompanying notes.

TELVUE CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 1997 and 1996

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

As indicated in the accompanying financial statements, the Company has incurred losses since its inception and is unable to make interest payments to the majority stockholder on a current basis. As discussed in Note 5, the majority stockholder has agreed not to demand repayment before January 1, 1999, of principal or interest on loans made by him to the Company. Although the deferral of repayment of principal and interest on the loans will provide the Company with working capital in the short-term, the continuation of the Company and the realization of the carrying value of its assets is dependent on improving operating cash flow, achieving a profitable level of operations on a consistent basis and obtaining additional sources of long-term financing.

Concentrations of Credit Risk

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

During 1997 and 1996, four customers accounted for 51% and 56% of sales, respectively, and 48% and 50% of receivables at December 31, 1997 and 1996, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three (3) months or less to be cash equivalents.

Accounts Receivable - Trade

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1997 and 1996. Historically, the Company has experienced virtually no bad debt.

Revenue Recognition

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

Earnings (Loss) Per Common Share

Earnings (loss) per common share amounts are based upon the weighted average number of common and common equivalent shares outstanding during
the year.   Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

In February 1997, the Financial Accounting Standards Board issued SFAS 128 Earnings per Share (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS 128 as of the fourth quarter of 1997 and has restated all previously reported per share amounts to conform to the new presentation.

Reclassifications

Certain amounts have been reclassified for comparability with the 1997 presentation.

NOTE 3 - SUPPLEMENTARY DISCLOSURES TO STATEMENTS OF CASH FLOWS

Cash paid during the year for:
                                            1997        1996

Interest                                   $ -         $ -
                                           =====        =====
Income taxes                               $ -         $ -
                                           =====        =====

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $359,932 and $314,395 in 1997 and 1996, respectively.  In 1997, the Company issued 20,000 shares of common stock value at $1,000 under the Director Compensation Plan. See Note 7. In 1997, the Company issued 359,932 shares of redeemable convertible preferred stock in payment of both
semi-annual 1997 dividends.   In 1996, the Company issued 314,395 shares
of redeemable convertible preferred stock in payment of both semi-annual 1996 dividends. In 1997 and 1996, the Company issued 173,126 and 138,346 shares, respectively, of redeemable convertible preferred stock in payment of interest on a line of credit.

NOTE 4 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1997 and 1996, is as follows:
                                                               Estimated
                                                              Useful Lives
                                    1997               1996     in Years

Operating equipment              $4,250,971       $ 3,890,116      5
Office furniture and equipment      243,513           181,440      5
Leasehold improvements               39,684            39,684      5
                                 __________       ___________
                                 $4,534,168       $ 4,111,240
                                 ==========       ===========
NOTE 5 - NOTES PAYABLE - MAJORITY STOCKHOLDER

Notes payable to the majority stockholder consisted of the following at December 31, 1997 and 1996:

                                                   1997        1996

Original line of credit (a)                    $     -     $  398,000
Line of credit (TelVue-Voice FX) (b)                 -        411,173
National equipment loan (c)                     1,471,272   1,471,272
Additional lines of credit (d)                  2,307,440   3,548,267
Notes payable (SDC) (e)                           541,000     541,000
                                               __________  __________

                                               $4,319,712  $6,369,712
                                               ==========  ==========

(a) These borrowings are pursuant to a $500,000 line of credit. The line bore interest at 12%. Principal and accrued interest under this note are convertible into Redeemable Convertible Preferred Stock (see Note 7) at $1 per share at the option of the note holder.

(b) In October 1993, the Company's majority stockholder provided an additional $650,000 line of credit to fund a now defunct joint venture. Amounts outstanding bore interest at prime plus two percent (2%). The effective interest rate, at December 31, 1996, was 10.25%.

(c) In March 1994, the Company's majority stockholder provided an additional $1,500,000 line of credit for the purchase of additional equipment to expand the National POP (Point of Presence). Amounts outstanding bear interest at prime plus one percent (1%) and interest is payable quarterly. At the option of the Company, interest may be paid by the delivery of shares of Redeemable Convertible Preferred Stock (see Note
7) at $1 per share. In 1997 and 1996, the Company issued 173,126 and 138,346 shares of redeemable convertible preferred stock in payment of interest, respectively. The effective interest rates, at December 31, 1997 and 1996, were 9.5% and 9.25%, respectively.

(d) The Company's majority stockholder has provided several additional lines of credit. Borrowings under all of these lines of credit bear interest at prime plus one percent (1%). The effective interest rates, at
December 31, 1997 and 1996, were 9.5% and 9.25%, respectively.   The
availability of additional funding may be terminated at any time if the majority stockholder determines that there is no reasonable prospect that the Company will be able to achieve net income on a consistent basis.

(e) In January 1995, the Company's majority stockholder acquired from SDC a subordinated note in the amount of $541,000. The note is noninterest-bearing and repayment is restricted to cash not needed for operations as determined by the Company.

The Company has obtained from the majority stockholder an extension of a prior agreement whereby the majority stockholder has agreed not to demand repayment of principal or interest during 1998. However, the Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against the loan principal in the amount of $150,000. The Company, at its discretion, may make monthly principal payments in excess of $150,000 when the Company has excess cash not needed
to fund operations.   The Company has, therefore, classified $1,800,000 of
the notes payable to the majority stockholder as a short term liability and has classified the balance of the notes payable and the accrued interest as long-term liabilities.

NOTE 6 - LEASES

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases consisted of the following:

             Year Ending          Operating
             December 31,           Lease

                1998             $1,915,133
                1999              1,849,113
                2000              1,800,000
                2001                798,387
                                  _________

                                 $6,362,633
                                  =========

Rental expense under the operating lease for office facilities amounted to $97,798 for each of the years ended December 31, 1997 and 1996.

In connection with the lease of its trunk lines, the Company received credits of which $164,200 was not yet earned by the Company as of December 31, 1997. These unearned credits are classified as a current liability in the accompanying balance sheet.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 1998.

NOTE 7 - CAPITAL STOCK

Common Stock Voting Rights

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

Redeemable Convertible Preferred Stock

In April 1990, the Company issued 1,250,000 shares of Class A Redeemable
Convertible Preferred Stock (Preferred Stock) for $1,250,000.   The
Preferred Stock has a par value of $1 per share and pays a cumulative $.06 semiannual dividend. The dividend is payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. Each share of Preferred Stock is convertible into 6.667 shares of Common Stock at any time, at the option of the holder. The Preferred Stock has a preference of $1 per share plus unpaid dividends in the event of liquidation. In 1997, the 1997 semiannual dividends were declared and paid with 359,932 shares of Preferred Stock. In December 1996, the 1996 semiannual dividends were declared and paid with 314,395 shares of Preferred Stock.

The Company may redeem the Preferred Stock at any time for $2 per share.
The stockholder of the Preferred Stock is the majority stockholder.   The
majority stockholder can designate all of the Company's directors and, therefore, could influence the Company's willingness to cause a redemption
of the Preferred Stock.   As  a result, the Preferred Stock has been
classified outside of the stockholders' deficit section of the accompanying consolidated balance sheets.

Stock Options

Under the Company's 1988 Incentive Stock Option Plan, options to acquire up to 1,400,000 shares of Common Stock may be granted to directors and employees. Options are granted at 100% of fair market value at the grant date and expire ten years after the date of grant. Options vest ratably over four years beginning one year after the date of grant. As of December 31, 1997, options to purchase 18,000 shares of the Company's Common Stock
are outstanding, at an exercise price of $.05 per share.   At December 31,
1997, all 18,000 options were vested and exercisable. This plan will expire in 1998.

In connection with the spin-off from SDC (see Note 1), the Company granted options to purchase shares of the Company's Common Stock to certain employees of SDC. These options have the same terms and conditions as the 1988 Incentive Stock Option Plan described above. As of December 31, 1997, options to purchase 8,100 shares of Common Stock are outstanding. These options are exercisable at $.05 per share. At December 31, 1997, all 8,100 of these options are vested and exercisable. During 1997, options to purchase 3,000 shares were canceled. This plan will expire in 1998.

Director Compensation Plan

In December 1997, the Company adopted a Director Compensation Plan. Under this plan, each non-employee director, other than Mr. Lenfest, is compensated $500 for each meeting attended by receiving shares of Common Stock issued at the higher of the per share fair market value of the Common Stock as of the board of directors meeting date or $.05 per share. In 1997, the Company issued 20,000 shares of Common Stock under this plan and recognized director compensation expense of $1,000.

Common Stock Warrants

In connection with one of the lines of credit discussed in Note 5, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's Common Stock for $.01 per share, the
fair market value of the Common Stock on the grant date.   The warrants
provide for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of Common Stock and other events as defined in the warrant agreement.
The warrant holder is entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's Common Stock issued pursuant to exercise of the warrants.

NOTE 8 - CORPORATE INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board Statement
(SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income an expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

The provisions for income tax benefit (expense) consist of the following components:
                                                1997        1996
Current
  Federal (alternative minimum tax)           $(12,000)  $    -
  State                                           -           -
                                              ________   ________
                                               (12,000)       -
Deferred
  Federal                                     (208,368)    87,191
  State                                        (60,763)    27,771
                                             _________   ________
                                              (269,131)   114,962
  Valuation allowance (increase) decrease    2,774,568   (114,962)
                                            __________  _________
                                             2,505,437       -
                                            __________  _________

                                            $2,493,437  $    -
                                            ==========  =========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                         Federal              State
                                      1997    1996        1997    1996
                                      ____________        ____________
Deferred Tax Assets:
 Accrued interest-stockholder    $  674,092 $  586,351 $ 205,099 $ 178,403
 Net operating loss carryforward  1,716,879  2,124,780    87,330   585,877
 Alternative minimum tax credit      12,000      -          -         -
                                  _________ __________  _________  ________

 Gross Deferred Tax Asset         2,402,971  2,711,131   292,429   764,280

Deferred Tax Liabilities:
 Property and equipment,
 principally due to differences
 in depreciation                   (145,648)  (185,019)  (44,315)  (56,294)
                                  _________  _________  ________  ________
 Net deferred tax asset
 before valuation allowance       2,257,323  2,526,112   248,114   707,986
 Valuation allowance                  -    (2,526,112)     -     (707,986)
                                  _________ __________  _________ ________

Net Deferred Tax Asset           $2,257,323 $     -    $ 248,114 $    -
                                 ========== ==========
========= =========

The Company has a net operating loss carryforward of approximately $5,000,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. The Company also has an alternative minimum tax credit carryforward of approximately $12,000. This carryforward has no expiration date. Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

NOTE 9 - PENSION PLAN

The Company maintains a Simplified Employee Pension (SEP) plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make discretionary contributions for the participants. The Company elected to match fifty percent (50%) of 1997 and 1996 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum contribution of 2.5% of salary. The Company's contributions for 1997 and 1996 amounted to $19,930 and $19,157, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has several notes payable to the majority stockholder. (See
Note 5).

The Company provided its automated number identification services to subsidiaries of Lenfest Communications, Inc. ("LCI"). The Company recognized revenues of approximately $470,000 and $325,000 from LCI subsidiaries in 1997 and 1996, respectively and had a receivable of $65,916 and $53,136 due from LCI at December 31, 1997 and 1996, respectively.
These services were provided at normal billing rates. The Company and LCI are under the control of the majority stockholder of the Company. In September 1994, the Company entered into a service agreement with Box Worldwide ("Box"), formerly known as Video Jukebox Network, Inc., which
was merged with and into TCI Music, Inc., in December  1997.   The
agreement provided that the Company would act as a 900 call service bureau to facilitate the ordering by Box customers, of music videos on the cable
or home dish of the Box customer.   The  majority stockholder was the
chairman of the Board of Directors of Box and controlled a corporation that was a partner in a partnership that controlled a majority of the voting stock of Box. The Company believes that the terms of the service agreement were at market rates. The majority stockholder had loaned the Company $358,267 to purchase equipment and software needed to provide service to Box. Box informed the Company that Box had developed its own voice recognition system and intended to process its 900 number calls internally. Box agreed to reimburse the Company $284,619 to cover costs incurred by the Company for software development to provide service to Box, costs incurred to convert hardware originally purchased to service Box to a configuration the Company can use, and accrued interest up to July 31, 1996, that the Company incurred on a loan from the majority stockholder to fund these costs. The Company received the reimbursement of $284,619 in January 1997.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

A former employee (the Plaintiff) of the Company has filed suit against the Company and its majority stockholder. The Plaintiff alleges breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel and unjust enrichment. The suit seeks damages for an unspecified amount for compensation and compensatory and punitive damages. Based upon correspondence from plaintiff's counsel, the Company's counsel believes that the plaintiff is seeking actual damages of approximately $400,000 for commissions, unpaid salary, stock options and other benefits. The Company believes that the Plaintiff's claims are without merit and
intends to vigorously defend the suit brought against it.   The Company
believes that the likelihood of an unfavorable outcome is low.

The Company has received notice from a cable operating company customer alerting its right to be indemnified against claims of patent infringement made to the cable operator by a third party. The third party has alleged to the cable operator that portions of the cable operator's pay-per-view operations infringe one or more patents held by such party. No notice of alleged infringement has been received by the Company from such third party. The Company has retained independent patent counsel to review the third party patents and the alleged infringement. The Company is unable at this time to determine if it has liability under the indemnity provisions of the contracts with the cable operator or the amount of such liability if it exists.