Form 10-Q
period 1998-03-31
TELVUE CORP
filed 1998-05-15
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

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
Yes   X   No
    ------   ------

Number of shares of registrant's common stock outstanding as of May 11, 1998: 23,814,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.

                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 1998
          (unaudited) and as of December 31, 1997

          Statements of Operations for the three
          months ended March 31, 1998 (unaudited)
          and March 31, 1997 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 1998 (unaudited)
          and March 31, 1997 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1998            1997
                                                 -------------   -----------

ASSETS                                            (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                      $   202,206     $   445,368
  Accounts receivable - trade                        945,438         922,737
  Other receivables                                    4,703           5,281
  Prepaid income taxes                                13,000            -
  Deferred tax asset                                 403,987         477,987
  Other current assets                                29,246          10,898
                                                 -----------      -----------
     TOTAL CURRENT ASSETS                          1,598,580       1,862,271

PROPERTY AND EQUIPMENT
  Machinery and equipment                          4,621,001       4,534,168
  Less accumulated depreciation                    2,856,492       2,639,651
                                                 -----------     -----------
                                                  1,764,509        1,894,517

DEFERRED TAXES, net                               2,027,450       2,027,450

SECURITY DEPOSITS                                      9,300          9,300
                                                 -----------     -----------
                                                 $ 5,399,839     $5,793,538
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current     $ 1,800,000     $ 1,800,000
  Accounts payable - trade                           332,954         422,527
  Accounts payable - equipment                        50,193           1,324
  Accrued expenses                                   199,722         192,305
  Accrued dividends                                  105,561            -
  Income taxes payable                                   -            12,000
  Deferred trunk credit                              132,550         164,200
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                     2,620,980       2,592,356

NOTES PAYABLE - MAJORITY STOCKHOLDER               1,969,712       2,519,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            2,327,925       2,187,721

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding          3,518,694       3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 23,814,500 shares
  issued and outstanding                             238,145         238,145
  Additional paid-in capital                       1,516,335       1,516,335
  Accumulated deficit                             (6,791,952)     (6,779,425)
                                                 -----------     -----------
                                                 (5,037,472)      (5,024,945)
                                                 -----------     -----------
                                                 $ 5,399,839     $ 5,793,538
                                                 ===========     ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1998            1997
                                                     ----            ----
REVENUES                                         $ 1,601,353     $ 1,542,844

OPERATING EXPENSES
  Service                                            754,015         771,324
  Selling and marketing                              169,781         134,532
  General and administrative                         160,654         162,245
  Depreciation                                       216,841         197,976
                                                 -----------     -----------
                                                   1,301,291       1,266,077
                                                 -----------     -----------

OPERATING INCOME                                     300,062         276,767

OTHER INCOME (EXPENSE)
  Interest income                                      7,176          10,409
  Interest expense                                  (140,204)       (127,904)
                                                    -----------   -----------
                                                    (133,028)       (117,495)
                                                   -----------   -----------

INCOME BEFORE INCOME TAXES                           167,034         159,272

(INCOME TAX) INCOME TAX BENEFIT                      (74,000)       1,070,000
                                                   ---------      -----------

NET INCOME                                            93,034       1,229,272

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (105,561)        (89,569)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                             $   (12,527)   $ 1,139,703
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                                ($.00)           $.05
                                                 ============    ============
  DILUTED                                              ($.00)           $.02
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               23,814,500      23,794,500
                                                  ===========     ===========






The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1998            1997
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $    93,034     $ 1,229,272
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     216,841         197,976
    Deferred taxes                                    74,000      (1,070,000)
 Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      (22,701)         5,244
    Other receivable                                     578        284,767
    Prepaid income taxes                             (13,000)           -
    Other current assets                             (18,348)        (6,746)
    Security deposits                                    -             (500)
   Increase (decrease) in -
    Accounts payable - trade                         (89,573)       160,855
    Accounts payable - equipment                      48,869        (79,921)
    Accrued expenses                                   7,417         (2,651)
    Income taxes payable                             (12,000)           -
    Deferred trunk credit                            (31,650)       (31,650)
    Accrued interest - majority stockholder          140,204        127,904
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                       393,671        814,550
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                (86,833)       (101,388)
                                                  -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder            (550,000)       (650,000)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (243,162)         63,162

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                445,368         668,367
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   202,206     $   731,529
                                                 ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                                     1998          1997
                                                     ----          ----
             Income taxes                         $25,000          $  0
             Interest                             $     0          $  0

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 105,561 and 89,569 during the three months ended March 31, 1998 and 1997, respectively.  During the three months ended March 31, 1998 and 1997, no shares of preferred stock were issued in payment of preferred stock dividends.

3.  EARNINGS (LOSS) PER COMMON SHARE:
    --------------------------------

Earnings (loss) per common share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year.
Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

In February 1997, the Financial Accounting Standards Board issued SFAS 128
Earnings per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS 128 as of the fourth quarter of 1997 and has restated all previously reported per share amounts to conform to the new presentation.


4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 1998, undeclared dividends on outstanding preferred stock amounted to $105,561.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  1998              1997
                                              -----------        ----------
Deferred
 Federal                                      $   (59,000)       $  (60,000)
 State                                            (15,000)          (15,000)
                                              -----------        ----------
                                                  (74,000)          (75,000)
 Valuation allowance decrease                         -           1,145,000
                                              -----------        ----------
                                              $   (74,000)       $1,070,000
                                              ===========        ==========

The Company has a net operating loss carryforward of approximately $4,800,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of March 31, 1998, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $3,769,712 and accrued interest due on these notes in the aggregate amount of $2,327,925.
Effective as of March 31, 1998, the Company obtained from the majority stockholder an extension to January 1, 2000, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against loan principal in the amount of $150,000 through December 31, 1998. The Company may make monthly principal payments in excess of $150,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made principal payments of $550,000 during the three months ended March 31, 1998. The Company has classified twelve payments of $150,000 each as a current liability on the balance sheet.

7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation (the "Company") is a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). The Company provides the Service through equipment it purchases. The Company also leases trunk telephone lines from local and long distance telephone companies to connect present cable television subscribers to the Company's National Point of Presence ("National POP") for ordering the Service from their local cable television systems. The Company also leases data circuits from local and long distance telephone companies to link the POPS to the cable systems' billing vendors.

    The Company had income before income taxes of $167,034 for the quarter ended March 31, 1998, compared $159,272 for the quarter ended March 31, 1997.
The Company experienced a decrease in the average monthly buy rate from 24.2% for the quarter ended March 31, 1997 to 19.5% for the quarter ended March 31, 1998. The drop in the buy rate caused the pay-per-view buy revenue to decrease $67,578 for the quarter ended March 31, 1998. This is a result of a cable industry wide drop in pay-per-view buy rates. Although the pay-per-view buy revenue decreased, the Company still had an overall increase in service revenue of $58,509 for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997. The growth in service revenue is partially attributable to the Company serving approximately 1,100,000 more full-time cable subscribers during the quarter ended March 31, 1998. The service revenue increase is also a result of an increase in National POP feature revenue of $75,462, as a result of both new and existing customers using more optional features. The Company had an increase in PPV+ revenue of $76,116 for the quarter ended March 31, 1998. The PPV+ revenue increased as a result of offering more promotions and having more new and previously existing customers using the PPV+ Service.

   The Company had net income of $93,034 for the quarter ended March 31,
1998.  Included in net income is income tax of $74,000 for the quarter ended
March 31, 1998 compared to an income tax benefit of $1,070,000 for the quarter ended March 31, 1997.  The Company's income before income taxes is
$167,034 for the quarter ended March 31, 1998.  In 1997, the Company reduced its deferred tax asset valuation allowance since the Company believes that it will benefit from the full utilization of its net operating losses.  As of
December 31, 1997, the valuation allowance was reduced to zero and, as a result, there will be no further reduction of the valuation allowance in 1998
and no further resulting tax benefit.   As of March 31, 1998, the Company's
net operating loss carryforward is approximately $4,800,000 on a tax reporting basis (see Note 5 to the financial statements).

       Service expenses for the quarter ended March 31, 1998, decreased
$17,309 from the comparable 1997 period. The decrease in service expenses is partially attributable to a decrease in 800 number database expenses of $9,693 as a result of an FCC rate restructuring and a decrease in data link expense of $16,785 primarily as a result of customers consolidating their billing centers. These decreases are partially offset by increases in other service expense categories.

     As of March 31, 1998, the Company was serving approximately 9,800,000 full-time cable subscribers and 1,300,000 part-time subscribers on the National POP compared to approximately 8,700,000 full-time cable subscribers and 1,600,000 part-time subscribers served as of March 31, 1997. The part-time subscribers did not significantly contribute to the revenue or service expenses for the quarters ended March 31, 1998 and 1997.

      The Company's operations had required a substantial purchase of equipment by the Company. During the quarter ended March 31, 1998, the Company purchased $86,833 of equipment compared to $101,388 purchased during the quarter ended March 31, 1997. Depreciation accounted for 17% of total operating expenses for the quarter ended March 31, 1998, compared to 16% for the quarter ended March 31, 1997. For the quarter ended March 31, 1998, selling and marketing expenses increased 26% as a result of an increase of approximately $10,000 in advertising expense, $6,000 in promotional expenses, and an increase of approximately $10,000 in travel and entertainment expenses. General and administrative expenses decreased $1,591 during the quarter ended March 31, 1998.

     The Company's software is "Year 2000 Compliant" for its pay-per-view ANI ordering as well as software used for administrative purposes. As a result, the Company does not anticipate any material effect on its operating results or financial condition arising from Year 2000 compliance issues.

      Total liabilities decreased $381,172 and total assets decreased
$393,699 for the quarter ended March 31, 1998. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $550,000 due to debt repayment. Partially offsetting the debt repayment is an increase in accrued interest of $140,204 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and Chairman of the Board of Directors of the Company ("Mr. Lenfest"), and an increase in accrued dividends on preferred stock of $105,561. The decrease in assets is attributable to a decrease in cash of $243,162 as a result of debt repayment and a decrease in current deferred tax asset of $74,000 (see above and Note
5 to the financial statements). The Company's days for sales in accounts receivable is 52 days for the quarter ended March 31, 1998, compared to 53 days for the quarter ended March 31, 1997. The Company believes the decrease of 1 day is not material. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operations of $393,671 during the quarter ended March 31, 1998. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $383,875 for the quarter ended March 31, 1998, compared to positive cash flow from operating activities of $357,248 for the quarter ended March 31, 1997. The increase in cash flow for the quarter ended March 31, 1998, is primarily a result of increased revenue and a decrease in service expenses (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest.  From November 1989 to February 1996, the
Company borrowed an aggregate of $6,128,712 from Mr. Lenfest.  The interest rates on the loans range from a floating rate based on the prime rate of PNC
Bank to a fixed rate of 12%  Interest on one of the loans in the principal amount of $1,471,272 as of March 31, 1998, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's
Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest.  Interest due on this loan through December
31, 1997, in the amount of $473,682 has been paid with 473,682 shares of
Preferred Stock.   In addition, during January 1995, Mr. Lenfest purchased
from Science the Company's non-interest bearing note in the amount of
$541,000 (the "Prior Science Note").

    Effective as of March 31, 1998, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2000. The deferring of the interest payments along with the increase in revenue has enabled the Company to accumulate cash. Interest payments would have amounted to $140,204 for the quarter ended March 31, 1998, compared to $127,904 for the quarter ended March 31, 1997. During the fourth quarter of 1997, the Board of Directors of the Company (with Mr. Lenfest not participating) authorized the Company to make monthly principal payments of $150,000 to Mr. Lenfest and, at management's discretion, the Company may make monthly principal payments in excess of $150,000 when the Company has excess cash not needed to fund operations. In addition, the Board also authorized the Company to begin accruing interest on all unpaid interest on all outstanding loans balances due to Mr. Lenfest effective January 1, 1998. Mr.
Lenfest has agreed to accept payments of principal through December 31, 1998.
During the first quarter of 1998, the Company made principal payments of $550,000 to Mr. Lenfest. The aggregate outstanding loan balances due to Mr.
Lenfest as of March 31, 1998 are $3,769,712.

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

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts. However, the Company experienced a decrease in the average monthly buy rate from 24.2% for the quarter ended March 31, 1997 to 19.5% for the quarter ended March 31, 1997, as a result of an industry wide drop in buy rates. Hence, there can be no assurance that buys rates will continue to increase or will remain at their current level.

     The Company remains dependent upon the deferral of principal and interest payments due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Mr. Lenfest has agreed not to demand the cash repayment of principal or accrued interest on the outstanding loans through January 1, 2000. Nevertheless, management intends to continue to repay the outstanding principal amount of loans made by Mr. Lenfest from cash not needed for operations. Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1998.


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

10.3 Shareholders' Agreement, dated November 2, 1989, among the Company and certain of its stockholders (incorporated by reference to the Company's 1989 Form 8-K).

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

10.13 Letter effective as of March 31, 1998, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2000.

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       March 31, 1998 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 5/12/98              By:  /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated: 5/12/98              By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)


                             EXHIBIT INDEX


10.13 Letter effective as of March 31, 1998, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2000.





                                                 As of March 31, 1998

Frank Carcione
President
TelVue Corporation
16000 Horizon Way, Suite 500
Mt. Laurel, NJ 08054

Dear Frank,

     At your request, this will continue our prior agreement. Namely, absent any default under the terms of my loans to TelVue or any other obligations of TelVue to any other person, including, without limitation, any voluntary or involuntary bankruptcy or insolvency proceedings by or against TelVue, I agree not to demand repayment of the loans or payment in cash of the accrued interest prior to January 1, 2000.

                                         Very truly yours,


                                         \s\H F Lenfest
                                         --------------------
                                         H.F. (Gerry) Lenfest




