Form 10-Q
period 1998-06-30
TELVUE CORP
filed 1998-08-06
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

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

Number of shares of registrant's common stock outstanding as of July 28, 1998: 24,194,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.

                          TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 1998
          (unaudited) and as of December 31, 1997

          Statements of Operations for the three
          months ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited)

          Statements of Operations for the six
          months ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited)


          Statements of Cash Flows for the six
          months ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                    June 30,     December 31,
                                                     1998            1997
                                                 -------------   -----------

ASSETS                                            (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                      $   186,132     $   445,368
  Accounts receivable - trade                        928,504         922,737
  Other receivables                                  120,029           5,281
  Prepaid income taxes                                 1,000            -
  Deferred tax asset                                 477,987         477,987
  Other current assets                                28,820          10,898
                                                 -----------      -----------
     TOTAL CURRENT ASSETS                          1,742,472       1,862,271

PROPERTY AND EQUIPMENT
  Machinery and equipment                          4,665,667       4,534,168
  Less accumulated depreciation                    3,076,099       2,639,651
                                                 -----------     -----------
                                                  1,589,568        1,894,517

DEFERRED TAXES, net                               1,902,450       2,027,450

SECURITY DEPOSITS                                      9,300          9,300
                                                 -----------     -----------
                                                 $ 5,243,790     $5,793,538
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current     $ 1,875,000     $ 1,800,000
  Accounts payable - trade                           374,614         422,527
  Accounts payable - equipment                        19,031           1,324
  Accrued expenses                                   205,706         192,305
  Accrued dividends                                  211,122            -
  Income taxes payable                                   -            12,000
  Deferred trunk credit                              100,900         164,200
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                     2,786,373       2,592,356

NOTES PAYABLE - MAJORITY STOCKHOLDER               1,519,712       2,519,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER            2,459,981       2,187,721

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding          3,518,694       3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,194,500 and 23,814,500
  shares issued and outstanding at June 30, 1998
  and December 31, 1997, respectively                241,945         238,145
  Additional paid-in capital                       1,550,535       1,516,335
  Accumulated deficit                             (6,833,450)     (6,779,425)
                                                 -----------     -----------
                                                 (5,040,970)      (5,024,945)
                                                 -----------     -----------
                                                 $ 5,243,790     $ 5,793,538
                                                 ===========     ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                Three Months Ended June 30,
                                                ----------------------------
                                                     1998            1997
                                                     ----            ----
REVENUES                                         $ 1,589,755     $ 1,616,541

OPERATING EXPENSES
  Service                                            742,303         842,565
  Selling and marketing                              147,213         149,436
  General and administrative                         184,093         165,090
  Depreciation                                       221,492         205,140
                                                 -----------     -----------
                                                   1,295,101       1,362,231
                                                 -----------     -----------

OPERATING INCOME                                     294,654         254,310

OTHER INCOME (EXPENSE)
  Interest income                                      4,929          10,730
  Interest expense                                  (132,056)       (121,940)
  Litigation settlement                              (40,463)           -
                                                    -----------   -----------
                                                    (167,590)       (111,210)
                                                   -----------   -----------

INCOME BEFORE INCOME TAXES                           127,064         143,100

(INCOME TAX) INCOME TAX BENEFIT                      (63,000)        750,000
                                                   ---------      -----------

NET INCOME                                            64,064         893,100

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (105,561)        (89,569)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                             $   (41,497)   $   803,531
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                                ($.00)           $.03
                                                 ============    ============
  DILUTED                                              ($.00)           $.01
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC                                            23,931,424      23,794,500
                                                  ===========     ===========
  DILUTED                                          23,931,424      76,676,708
                                                  ===========     ===========





The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                 Six Months Ended June 30,
                                                ----------------------------
                                                     1998            1997
                                                     ----            ----
REVENUES                                         $ 3,191,108     $ 3,159,385

OPERATING EXPENSES
  Service                                          1,496,318       1,613,889
  Selling and marketing                              316,994         283,968
  General and administrative                         346,632         327,335
  Depreciation                                       436,448         403,116
                                                 -----------     -----------
                                                   2,596,392       2,628,308
                                                 -----------     -----------

OPERATING INCOME                                     594,716         531,077

OTHER INCOME (EXPENSE)
  Interest income                                     12,105          21,139
  Interest expense                                  (272,260)       (249,844)
  Litigation settlement, net                         (40,463)           -
                                                  -----------     -----------
                                                    (300,618)      (228,705)
                                                   -----------   -----------

INCOME BEFORE INCOME TAXES                           294,098         302,372

(INCOME TAX) INCOME TAX BENEFIT                     (137,000)      1,820,000
                                                   ---------      -----------

NET INCOME                                           157,098       2,122,372

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                       (211,122)       (179,138)
                                                 ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                             $   (54,024)   $ 1,943,234
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                                ($.00)           $.08
                                                 ============    ============
  DILUTED                                              ($.00)           $.03
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC                                            23,873,285      23,794,500
                                                  ===========     ===========
  DILUTED                                          23,873,285      76,676,708
                                                  ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                  Six Months Ended June 30,
                                                ----------------------------
                                                     1998            1997
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $   157,098     $ 2,122,372
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     436,448         403,116
    Deferred taxes                                   125,000      (1,820,000)
    Issuance of common stock                          38,000             -
 Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                       (5,767)       (46,030)
    Other receivable                                (114,748)       288,507
    Prepaid income taxes                              (1,000)           -
    Other current assets                             (17,922)        (6,510)
    Security deposits                                    -             (500)
   Increase (decrease) in -
    Accounts payable - trade                         (47,913)       153,896
    Accounts payable - equipment                      17,707        (98,559)
    Accrued expenses                                  13,401         37,931
    Income taxes payable                             (12,000)           -
    Deferred trunk credit                            (63,300)       (63,300)
    Accrued interest - majority stockholder          272,260        248,706
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                       797,264      1,219,629
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (131,500)       (245,309)
                                                  -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder            (925,000)       (950,000)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (259,236)         24,320

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                445,368         668,367
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   186,132     $   692,687
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



                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange
Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                                       1998         1997
                                                       ----         ----
             Income taxes                            $ 25,000       $  0
             Interest                                $  0           $  0

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 211,122 and 179,138 during the six months ended June 30, 1998 and 1997, respectively.  During the six months ended June 30, 1998 and 1997, no shares of preferred stock were issued in payment of preferred stock dividends.

In June 1998, the Company issued 380,000 shares of common stock to certain key executives of the Company and one non-employee board member.

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 1997. Because of the net loss available to common stockholders for the six months ended June 30, 1998, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

                                      Net Income
                                        (Loss)
                                       Available       Average
                                       to Common       Shares       Earnings
                                      Stockholders   Outstanding    Per Share
                                      ------------   -----------    ---------
1998                                  $  (54,024)    23,873,285     $  .00
                                      ===========    ==========    ==========

1997                                  $1,943,234     23,794,500    $   .08
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            179,138     19,905,169
  Convertible accrued interest            70,916      3,061,879
                                      -----------    ----------    ----------
Diluted                               $2,193,288     76,676,708    $   .03
                                      ===========    ==========    ==========

4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 1998, undeclared dividends on outstanding preferred stock amounted to $211,122.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  1998              1997
                                              -----------        ----------
Current
 Federal                                      $   (12,000)       $    -
 State                                               -                -
                                              ------------       -----------
                                                  (12,000)            -
Deferred
 Federal                                          (97,000)         (107,500)
 State                                            (28,000)          (32,500)
                                              -----------        ----------
                                                 (125,000)         (140,000)
 Valuation allowance decrease                         -           1,960,000
                                              -----------        ----------
                                                 (125,000)        1,820,000
                                              -----------        ----------

                                              $  (137,000)       $1,820,000
                                              ===========        ==========

The Company has a net operating loss carryforward of approximately $4,400,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of June 30, 1998, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $3,394,712 and accrued interest due on these notes in the aggregate amount of $2,459,981.
Effective as of March 31, 1998, the Company obtained from the majority stockholder an extension to January 1, 2000, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against loan principal in the amount of $150,000 through December 31, 1998. The Company may make monthly principal payments in excess of $150,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made principal payments of $925,000 during the six months ended June 30, 1998. During June 1998, the Company made a reduced principal payment to the majority stockholder in the amount of $75,000 because the Company needed additional funds to settle a lawsuit filed by a former employee of the Company (see below). The Company will pay Mr. Lenfest the additional $75,000 when it is reimbursed by its insurance carrier for a portion of the settlement fees paid. The Company has classified twelve payments of $150,000 each plus the $75,000 due for June 1998 as a current liability on the balance sheet.

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

8.  LITIGATION SETTLEMENT
    ---------------------

In April 1996, a former employee filed suit against the Company and its majority stockholder, James T. Shelley vs. TelVue Corporation and H.F.
Lenfest, with the Superior Court of Burlington County, New Jersey, Civil
Action Number 01368-96 (the "Shelley Case"). The complaint alleged breach of contract, breach of implied covenant of good faith and fair dealing detrimental reliance and unjust enrichment. The lawsuit sought compensation and compensatory damages. Although the Company believed the employee's claims were without merit, the Company settled the lawsuit in June 1998, after considering the amount the Company's insurance carrier was willing to reimburse the Company versus the legal fees that would be incurred if the case went to trial. The Company has recorded $40,463 in litigation settlement expense, net of proceeds to be received from the Company's insurance carrier.


9.  STOCK COMPENSATION
    ------------------

In June 1998, the Company issued 375,000 shares of its common stock to four of its executives as a discretionary bonus and 5,000 shares compensation to a non-employee board member. The shares were issued at the fair value on the grant date of $.10 per share. The Company recorded compensation expense of $38,000 with the issuance of these shares. All of these shares are fully vested.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation (the "Company") is a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). The Company provides the Service through equipment it purchases. The Company also leases trunk telephone lines from local and long distance telephone companies to connect present cable television subscribers to the Company's National Point of Presence ("National POP") for ordering the Service from their local cable television systems. The Company also leases data circuits from local and long distance telephone companies to link the National POP to the cable systems' billing vendors.

    The Company had income before income taxes of $127,064 for the second quarter ended June 30, 1998, compared $143,100 for the second quarter ended
June 30, 1997. The Company had income before income taxes of $294,098 for the six months ended June 30, 1998, compared $302,372 for the six months ended June 30, 1997. The Company experienced a decrease in the average monthly buy rate from 22.2% and 23.2% for the second quarter and six months ended June 30, 1997, respectively to 18.2% and 18.9% for the second quarter and six months ended June 30, 1998, respectively. The drop in the buy rate caused the pay-per-view-view buy revenue to decrease $65,301 and $132,879 for the second quarter and six months ended June 30, 1998, respectively. This is a result of a cable industry wide drop in pay-per-view buy rates. Although the pay-per-view buy revenue decreased the Company still had an increase in feature revenue of $73,363 and $148,825 for the second quarter and six months ended June 30, 1998, respectively, when compared to the same periods of 1997.
This is a result of the Company serving approximately 1,228,000 more full-time subscribers during the six months ended June 30, 1998. PPV+ revenue had a decrease of $26,253 and an increase of $49,863 for the second quarter and six months ended June 30, 1998, respectively. The PPV+ revenue decreased for the second quarter of 1998 because no major special events were broadcast during June 1998. During June 1997, the Tyson fight had been broadcasted and the Company generated approximately $102,650 in PPV+ revenue as a result of the fight. PPV+ revenue increased for the six months ended June 30, 1998, as a result of offering more promotions and having more new and previously existing customers using the PPV+ Service.

   The Company had net income of $157,098 for the six months ended June 30,
1998.  Included in net income is income tax of $137,000 for the six months ended June 30, 1998 compared to an income tax benefit of $1,820,000 for the six months ended June 30, 1997.  The Company's income before income taxes is
$294,098 for the six months ended June 30, 1998.  In 1997, the Company reduced its deferred tax asset valuation allowance since the Company believes that it will benefit from the full utilization of its net operating losses.
As of December 31, 1997, the valuation allowance was reduced to zero and, as a result, there will be no further reduction of the valuation allowance in
1998 and no further resulting tax benefit.   As of June 30, 1998, the
Company's net operating loss carryforward is approximately $4,400,000 on a tax reporting basis (see Note 5 to the Company's financial statements).

       Service expenses decreased $100,262 and $117,571 for the second quarter and six months ended June 30, 1998, respectively. The decrease in service expenses is partially attributable to a decrease in trunk expense of $29,593 and $43,065 for the second quarter and six months ended June 30, 1998, respectively, as a result of the buy rate decrease (see above) and a reduction in the telephone rates charged by MCI. There was a decrease in 800 number database expenses of $9,693 and $19,386 for the second quarter and six months ended June 30, 1998, respectively, as a result of an FCC rate restructuring. Data link expense decreased $18,903 and $35,688 for the second quarter and six months ended June 30, 1998, respectively, primarily as a result of customers consolidating their billing centers.

     During June 1998, the Company settled a lawsuit filed by a former employee and recorded litigation settlement expense of $40,463, net of proceeds to be received from the Company's insurance carrier (see Note 8 to the Company's financial statements). The Company decided to settle the lawsuit after considering the amount the Company's insurance carrier was willing to reimburse the Company versus the legal fees that would be incurred if the case went to trial.

     As of June 30, 1998, the Company was serving approximately 10,282,000 full-time cable subscribers and 1,200,000 part-time subscribers on the National POP compared to approximately 9,100,000 full-time cable subscribers and 1,800,000 part-time subscribers served as of June 30, 1997. The part-time subscribers did not significantly contribute to the revenue or service expenses for the six months ended June 30, 1998 and 1997. However, during the first half of 1998, 165,000 part-time subscribers converted to using the Company's service on a full-time basis.

      The Company's operations had required a substantial purchase of equipment by the Company. During the six months ended June 30, 1998, the Company purchased $131,500 of equipment compared to $245,309 purchased during the six months ended June 30, 1997. Depreciation accounted for 17% of total operating expenses for the six months ended June 30, 1998, compared to 15% for the six months ended June 30, 1997. For the six months ended June 30, 1998, selling and marketing expenses increased 12% and general and administrative expenses increased 6% A portion of the selling and marketing expenses increase is a result of an increase of approximately $7,200 in promotional expenses and an increase of $4,000 in travel and entertainment expenses. Compensation expense increased $10,000 and $20,500 for selling and marketing and general and administrative expenses, respectively, as a result of issuing stock grants (see Note 9 to the Company's financial statements).

     The Company's software is "Year 2000 Compliant" for its pay-per-view ANI ordering as well as software used for administrative purposes. As a result, the Company does not anticipate any material effect on its operating results or financial condition arising from Year 2000 compliance issues.

      Total liabilities decreased $533,723 and total assets decreased
$549,748 for the six months ended June 30, 1998. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $925,000 due to debt repayment. Partially offsetting the debt repayment is an increase in accrued interest of $272,260 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and Chairman of the Board of Directors of the Company ("Mr. Lenfest"), and an increase in accrued dividends on preferred stock of $211,122. The decrease in assets is attributable to a decrease in cash of $259,236 as a result of debt repayment, an increase in accumulated depreciation of $436,448, and a decrease in deferred tax asset of $125,000 (see above and Note 5 to the financial statements). Partially offsetting the asset decreases is an increase in other receivables of $114,748 primarily as a result of a reimbursement due from the Company's insurance carrier (see Note 8 to the Company's financial statements). The Company's days for sales in accounts receivable is 53 days for both the six months ended June 30, 1998 and 1997. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operations of $797,264 during the six months ended June 30, 1998. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $756,546 for the six months ended June 30, 1998, compared to positive cash flow from operating activities of $705,488 for the six months ended June 30, 1997.
Cash flow for the six months ended June 30, 1998, has not increased significantly as a result of the decrease in buy rates (see above) despite more subscribers using the Company's Service.

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the
Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC
Bank to a fixed rate of 12% Interest on one of the loans in the principal amount of $1,471,272 as of June 30, 1998, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's
Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan through December 31, 1997, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science the Company's non-interest bearing note in the amount of $541,000 (the "Prior Science Note").

    Effective as of March 31, 1998, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2000. The deferring of the interest payments has enabled the Company to accumulate cash. Interest payments would have amounted to $272,260 for the six months ended June 30, 1998, compared to $248,706 for the six months ended June 30, 1997. During the fourth quarter of 1997, the Board of Directors of the Company (with Mr. Lenfest not participating) authorized the Company to make monthly principal payments of $150,000 to Mr. Lenfest and, at management's discretion, the Company may make monthly principal payments in excess of $150,000 when the Company has excess cash not needed to fund operations. In addition, the Board also authorized the Company to begin accruing interest on all unpaid interest on all outstanding loans balances due to Mr. Lenfest effective January 1, 1998. Mr. Lenfest has agreed to accept payments of principal through December 31, 1998. During the first six months of 1998, the Company made principal payments of $925,000 to Mr. Lenfest. Mr. Lenfest agreed to accept a reduced principal payment of $75,000 for June 1998, because the Company needed funds to settle the Shelley Case. The Company will pay Mr. Lenfest the additional $75,000 when it is reimbursed by its insurance carrier a portion of the settlement fees. The aggregate outstanding loan balances due to Mr. Lenfest as of June 30, 1998 are $3,394,712 in principal and $2,459,981 in accrued interest.

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

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company considers the buy rates of its subscribers to be low compared to long term buy rates projected by industry pay-per-view analysts. As noted above, the Company experienced a decrease in the average monthly buy rate from 23.2% for the six months ended June 30, 1997 to 18.9% for the six months ended June 30, 1998, as a result of an industry wide drop in buy rates. Hence, there can be no assurance that buys rates will increase or will remain at their current level.

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

10.13 Letter effective as of March 31, 1998, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2000
       (incorporated by reference to the March 31, 1998, Form 10-QSB).

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       June 30, 1998 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 8/05/98              By:  /s/Frank J. Carcione
                                 --------------------------------------------
                                 Frank J. Carcione, (Chief Executive Officer)


Dated: 8/05/98              By:  /s/Irene A. DeZwaan
                                 -------------------------------------------
                                 Irene A. DeZwaan, Treasurer (Controller)




