Form 10-Q
period 1998-09-30
TELVUE CORP
filed 1998-11-13
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1998

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

Issuer's telephone number, including area code:(609) 273-8888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X   No
                                                                    ----  ----

Number of shares of registrant's common stock outstanding as of November 1, 1998: 24,194,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                 ----       ----
This report includes a total of 15 pages.

                                   TELVUE CORPORATION

                                       INDEX

                                                                    PAGE
                                                                     NO.
                                                                    -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 1998
          (unaudited) and as of December 31, 1997

          Statements of Operations for the three
          months ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited)


          Statements of Cash Flows for the nine
          months ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                              September 30,    December 31,
                                                   1998            1997
                                               -------------   -----------
ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $   380,302     $  445,368
  Accounts receivable - trade                       785,376        922,737
  Other receivables                                   4,783          5,281
  Prepaid income taxes                                1,000           -
  Deferred tax asset                                416,987        477,987
  Other current assets                               42,803         10,898
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,631,251      1,862,271

PROPERTY AND EQUIPMENT
  Machinery and equipment                         4,732,269      4,534,168
  Less accumulated depreciation                   3,299,482      2,639,651
                                                -----------     ----------
                                                  1,432,787      1,894,517

DEFERRED TAXES, net                               1,910,450      2,027,450

SECURITY DEPOSITS                                     9,300          9,300
                                                 -----------    ----------
                                                 $4,983,788     $5,793,538
                                                 ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $ 1,800,000    $ 1,800,000
  Accounts payable - trade                          274,434        422,527
  Accounts payable - equipment                       26,150          1,324
  Accrued expenses                                  264,690        192,305
  Accrued dividends                                 316,683           -
  Income taxes payable                                  -           12,000
  Deferred trunk credit                             169,250        164,200
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,851,207      2,592,356

NOTES PAYABLE - MAJORITY STOCKHOLDER              1,069,712      2,519,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER           2,585,707      2,187,721

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding         3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,194,500 and 23,814,500
  shares issued and outstanding at September
  30, 1998 and December 31, 1997, respectively      241,945        238,145
  Additional paid-in capital                      1,550,535      1,516,335
  Accumulated deficit                            (6,834,012)    (6,779,425)
                                                 -----------    -----------
                                                 (5,041,532)    (5,024,945)
                                                 -----------    -----------
                                                 $4,983,788     $5,793,538
                                                 ===========    ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                                     1998            1997
                                                     ----            ----
REVENUES                                       $ 1,515,761     $ 1,548,768

OPERATING EXPENSES
  Service                                          743,320         733,618
  Selling and marketing                            129,932         147,265
  General and administrative                       148,395         153,856
  Depreciation                                     223,383         212,037
                                               -----------     -----------
                                                 1,245,030       1,246,776
                                               -----------     -----------

OPERATING INCOME                                   270,731         301,992

OTHER INCOME (EXPENSE)
  Interest income                                    5,961          11,515
  Interest expense                                (125,726)       (111,121)
  Litigation settlement, net                         7,033           -
                                                -----------     -----------
                                                  (112,732)        (99,606)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         157,999         202,386

(INCOME TAX) INCOME TAX BENEFIT                    (53,000)        800,000
                                                ------------     -----------

NET INCOME                                         104,999       1,002,386

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)        (89,569)
                                                 -----------   ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                            $    (562)    $   912,817
                                                 ===========   ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                              ($.00)         $.04
                                                 ============   ===========

  DILUTED                                            ($.00)         $.01
                                                 ============  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC                                          24,194,500      23,794,500
                                                 ==========      ==========
  DILUTED                                        80,866,511      76,909,746
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                      Nine months Ended
                                                        September 30,
                                                     --------------------
                                                     1998            1997
                                                    ----          ----
REVENUES                                       $ 4,706,869     $ 4,708,153

OPERATING EXPENSES
  Service                                        2,239,638       2,347,507
  Selling and marketing                            446,926         431,233
  General and administrative                       495,027         481,191
  Depreciation                                     659,831         615,153
                                               -----------     -----------
                                                 3,841,422       3,875,084
                                               -----------     -----------

OPERATING INCOME                                   865,447         833,069

OTHER INCOME (EXPENSE)
  Interest income                                   18,066          32,654
  Interest expense                                (397,986)       (360,965)
  Litigation settlement, net                       (33,430)           -
                                                -----------     -----------
                                                  (413,350)       (328,311)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         452,097         504,758

(INCOME TAX) INCOME TAX BENEFIT                   (190,000)      2,620,000
                                                 ----------      -----------

NET INCOME                                         262,097       3,124,758

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (316,683)       (268,707)
                                                 ------------  ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  (54,586)    $ 2,856,051
                                                ===========    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                              ($.00)          $.12
                                                ===========    ===========
  DILUTED                                            ($.00)          $.04
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC                                         23,981,533      23,794,500
                                               ===========     ===========
  DILUTED                                       80,653,544      76,909,746
                                               ===========     ===========






The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                   Nine Months Ended
                                                      September 30,
                                                    1998          1997
                                                    ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   262,097    $ 3,124,758
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    659,831        615,153
    Deferred taxes                                  178,000     (2,620,000)
    Issuance of common stock                         38,000             -
 Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     137,361        (26,877)
    Other receivables                                   498        284,694
    Prepaid income taxes                             (1,000)           -
    Other current assets                            (31,906)           280
    Security deposits                                   -             (500)
   Increase (decrease) in -
    Accounts payable - trade                       (148,093)       107,137
    Accounts payable - equipment                     24,826        (82,363)
    Accrued expenses                                 72,385         12,988
    Income taxes payable                            (12,000)           -
    Deferred trunk credit                             5,050          5,050
    Accrued interest - majority stockholder         397,986        359,827
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                    1,583,035      1,780,147
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (198,101)       (348,183)
                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder        (1,450,000)     (1,550,000)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (65,066)       (118,036)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              445,368         668,367
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  380,302      $  550,331
                                                ===========     ============






The accompanying unaudited notes are an integral part of these statements.



                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

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

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of
$316,683 and $268,707 during the nine months ended September 30, 1998 and
1997, respectively.  During the nine months ended September 30, 1998 and 1997, no shares of preferred stock were issued in payment of preferred stock dividends.

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

The following is reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 1997. Because of the net loss available to common stockholders for the nine months ended
September 30, 1998, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

                                       Net Income
                                         (Loss)
                                       Available      Average
                                        to Common     Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  ---------

1998                                  $  (54,586)    23,981,533    $ .00
                                      ===========    ==========    ========

1997                                  $2,856,051     23,794,500    $ .12
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            268,707     19,905,235
  Convertible accrued interest           105,860      3,294,851
                                      -----------    ----------    --------
Diluted                               $3,230,618     76,909,746    $ .04
                                      ===========    ==========    ========

4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 1998, undeclared dividends on outstanding preferred stock amounted to $316,683.

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

The provisions for income tax benefit (expense) consist of the following components:

                                                  1998              1997
                                              -----------        ----------
Current
 Federal                                     $   (18,000)       $   -
 State                                              -               -
                                              -----------       ----------

                                                 (18,000)           -
Deferred
 Federal                                        (149,000)         (200,000)
 State                                           (23,000)          (55,000)
                                               -----------      ----------
                                                (172,000)         (255,000)
 Valuation allowance decrease                         -          2,875,000
                                              -----------        ----------
                                                (172,000)        2,620,000
                                              -----------        ----------

                                             $  (190,000)       $2,620,000
                                              ===========       ==========

The Company has a net operating loss carryforward of approximately $4,200,000 on a tax-reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of September 30, 1998, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $2,869,712 and accrued interest due on these notes in the aggregate amount of $2,585,707.
Effective as of March 31, 1998, the Company obtained from the majority stockholder an extension to January 1, 2000, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept monthly payments against loan principal in the amount of $150,000 through December 31, 1998. The Company may make monthly principal payments in excess of $150,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made principal payments of $1,450,000 during the nine months ended September
30, 1998. The Company has classified twelve payments of $150,000 each as a current liability on the balance sheet.

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

8.  LITIGATION SETTLEMENT
    ---------------------

In April 1996, a former employee filed suit against the Company and its majority stockholder, James T. Shelley vs. TelVue Corporation and H.F.
Lenfest, with the Superior Court of Burlington County, New Jersey, Civil
Action Number 01368-96 (the "Shelley Case"). The complaint alleged breach of contract, breach of implied covenant of good faith and fair dealing detrimental reliance and unjust enrichment. The lawsuit sought compensation and compensatory damages. Although the Company believed the employee's claims were without merit, the Company settled the lawsuit in June 1998, after considering the amount the Company's insurance carrier was willing to reimburse the Company versus the legal fees that would be incurred if the case went to trial. The Company has recorded $33,430 in litigation settlement expense, net of proceeds received from the Company's insurance carrier.

9.  STOCK COMPENSATION
    ------------------

In June 1998, the Company issued 375,000 shares of its common stock to four of its executives as a discretionary bonus and 5,000 shares to a non-employee board member. The shares were issued at the fair value on the grant date of $.10 per share. The Company recorded compensation expense of $38,000 with the issuance of these shares. All of these shares are fully vested.


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

    The Company had income before income taxes of $157,999 for the quarter ended September 30, 1998, compared $202,386 for the quarter ended September
30, 1997. The Company had income before income taxes of $452,097 for the nine months ended September 30, 1998, compared $504,758 for the nine months ended
September 30, 1997.

    The Company experienced a decrease in the average monthly buy rate from
20.3% and 22.2% for the quarter and nine months ended September 30, 1997, respectively, to 17.0% and 18.2% for the third quarter and nine months ended
September 30, 1998, respectively.  The drop in the buy rate caused the pay-per-view buy revenue to decrease $36,417 and $169,296 for the quarter and nine months ended September 30, 1998, respectively.  During the third quarter
1998, a somewhat weak movie product contributed to the low buy rates.  The
Company believes the decrease in the buy rates for the nine months ended
September 30, 1998, is attributable to a lack of major special events.
Although the pay-per-view buy revenue decreased, the Company still had an increase in feature revenue of $79,705 and $228,530 for the quarter and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997.  This is a result of the Company serving approximately
1,800,000 more full-time subscribers at September 30, 1998.  PPV+ revenue decreased $88,716 and $38,853 for the quarter and nine months ended September
30, 1998, respectively.  The PPV+ revenue decrease for the third quarter is partially due to the Company writing off PPV+ revenue of $60,207 generated from club promotions in 1998.  The vendor who was responsible for the billing and collection of the club package fees from consumers has filed for
bankruptcy.   The Company intends to pursue payment of its portion of the revenue that may be received from a bankruptcy claim.  However, in an effort to conservatively present the financial statements all unpaid club promotion revenue has been reversed.  PPV+ revenue decreased for the nine months ended
September 30, 1998, as a result of the buy rate decrease (see above) and fewer major boxing events being broadcast.

     The Company had net income of $262,097 for the nine months ended
September 30, 1998.  Included in net income is income tax of $190,000 for the nine months ended September 30, 1998 compared to an income tax benefit of
$2,620,000 for the nine months ended September 30, 1997.  The Company's income before income taxes is $452,097 for the nine months ended September 30,
1998.  In 1997, the Company reduced its deferred tax asset valuation allowance since the Company believed that it would benefit from the full utilization of its net operating losses.  As of December 31, 1997, the valuation allowance was reduced to zero and, as a result, there will be no further reduction of the valuation allowance in 1998 and no further resulting
tax benefit.   As of September 30, 1998, the Company's net operating loss carryforward is approximately $4,200,000 on a tax-reporting basis (see
Note 5 to the Company's financial statements).

     Service expenses increased $9,702 for the third quarter and decreased
$107,869 for the nine months ended September 30, 1998. Trunk expense decreased $34,529 and $77,594 for the third quarter and nine months ended
September 30, 1998, respectively, as a result of the buy rate decrease
(see above) and a reduction in the telephone rates charged by MCI. There was an increase in 800 number database expenses of $79,220 and $59,834 for the quarter and nine months ended September 30, 1998, respectively. This is a result of the Company receiving, during August 1997, a refund of $73,803 from its 800 number database management company. The refund was for a reduction in 800 number database charges for the period May 1, 1993 through December 31, 1996, as a result of a FCC rate restructuring. Data link expense decreased
$6,966 and $42,654 for the third quarter and nine months ended September 30, 1998, respectively, primarily as a result of cable operating customers consolidating their billing centers.

     During June 1998, the Company settled a lawsuit filed by a former employee and recorded litigation settlement expense of $33,430, net of proceeds received from the Company's insurance carrier (see Note 8 to the Company's financial statements). The Company decided to settle the lawsuit after considering the amount the Company's insurance carrier was willing to reimburse the Company versus the legal fees that would be incurred if the case went to trial.

     As of September 30, 1998, the Company was serving approximately
11,200,000 full-time cable subscribers and 1,300,000 part-time subscribers on the National POP compared to approximately 9,300,000 full-time cable subscribers and 1,700,000 part-time subscribers served as of September 30, 1997. The part-time subscribers did not significantly contribute to the revenue or service expenses for the nine months ended September 30, 1998 and 1997. However, during the nine months ended September 30, 1998, 165,000 part-time subscribers converted to using the Company's service on a full-time basis.

      The Company's operations had required a substantial purchase of equipment by the Company. During the nine months ended September 30, 1998, the Company purchased $198,101 of equipment compared to $348,183 purchased during the nine months ended September 30, 1997. Depreciation accounted for 17% of total operating expenses for the nine months ended September 30, 1998, compared to 16% for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, selling and marketing expenses increased 4% and general and administrative expenses increased 3%. This is primarily a result of an increase in compensation expense of $10,000 and $20,500 for selling and marketing and general and administrative expenses, respectively, due to issuing stock grants (see Note 9 to the Company's financial statements).

     The Company's software for its pay-per-view ANI ordering is "Year 2000
Compliant". The Company's long distance telecommunications provider, MCIWorldCom, has informed the Company that they have implemented a Strategic
Year 2000 Compliance Plan in which appropriate remedial action to non-compliant elements is being performed. Many telecommunications providers use the same switch suppliers. Telecommunications companies, including
MCIWorldCom, will not be able to declare their systems compliant until these switch manufacturers have completed their compliance programs. MCIWorldCom is targeting all systems to be compliant by the second quarter 1999 to allow full testing and monitoring. Interconnect agreements formed with other telecommunications companies mean that some of MCIWorldCom's services are dependent on third party carriers. All the major telecommunications companies, including MCIWorldCom, rely to some extent on interconnect agreements with third parties and need to validate the compliance of these third parties. In the event that MCI is not Year 2000 compliant, there exists the possibility that the Company would not be able to receive telephones calls from the cable operator subscribers, and therefore, could not process any orders. If MCIWorldCom does not become fully Year 2000 compliant during 1999, the Company will switch to another long distance telephone service provider who is Year 2000 compliant. As a result of such switch the Company would incur duplicate facility and data link costs for a few months as a result of temporarily having redundant facilities in service.

     The Company has also requested Year 2000 compliance certificates from the cable operator billing vendors to whom the Company transmits the pay-per-view ordering data. In the event that the billing vendors do not become Year 2000 compliant, the Company would not be able to transfer information regarding pay-per-view orders, and therefore, no pay-per-view orders could be fulfilled. To date, the billing vendors have indicated they are working on being Year 2000 compliant. The Company plans to run tests during the first quarter of 1999, to see if the billing vendors are Year 2000 compliant with regard to processing the pay-per-view ordering information transmitted by the Company. There is presently no contingency plan in the event of non-compliance by the billing vendors. The Company's contingency plan would be determined by the cable operator's decision with respect to selecting a different billing vendor.

     A majority of the Company's software that it uses for administrative
purposes is "Year 2000 Compliant".   The software that creates the customer
invoices is not presently Year 2000 compliant.  The vendor of such software has made available software to upgrade to be Year 2000 compliant.  The Company is currently working on upgrading the software.  In the unlikely event that such software does not get upgraded, the Company would have to create its invoices in another software program, which would be time consuming and involve some manual effort.

     The Company has performed its Year 2000 compliance checks internally and therefore has not incurred any related costs. The Company expects the fees to be nominal for converting its administrative software to be Year
2000 compliant.

      Total liabilities decreased $793,163 and total assets decrease
$809,750 for the nine months ended September 30, 1998. The decrease in total liabilities was primarily a result of a decrease in notes payable
- majority stockholder of $1,450,000 due to debt repayment. Partially offsetting the debt repayment is an increase in accrued interest of $397,986 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and Chairman of the Board of Directors of the Company ("Mr. Lenfest"), and an increase in accrued dividends on preferred stock of $316,683. The decrease in assets is partially attributable to a decrease in deferred tax asset of $178,000 (see above and Note 5 to the financial statements), and an increase in accumulated depreciation of $659,831. The Company's days for sales in accounts receivable is 50 days for the nine months ended September 30, 1998 compared to 54 days for the nine months ended September 30, 1997. The
Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operations of $1,583,035 during the nine months ended September 30, 1998. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net loss to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,137,928 for the nine months ended September 30, 1998, compared to positive cash flow from operating activities of $1,119,911 for the nine months ended September 30, 1997. Cash flow for the nine months ended
September 30, 1998, has not increased significantly as a result of the decrease in buy rates (see above) despite more subscribers using the Company's Service.

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans in the principal amount of $1,471,272 as of September 30, 1998, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan through December 31, 1997, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science the Company's non-interest bearing note in the amount of $541,000 (the "Prior Science Note").

    Effective as of March 31, 1998, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2000. The deferring of the interest payments has enabled the Company to accumulate cash.
Interest payments would have amounted to $397,986 for the nine months ended
September 30, 1998, compared to $359,827 for the nine months ended September
30, 1997. During the fourth quarter of 1997, the Board of Directors of the Company (with Mr. Lenfest not participating) authorized the Company to make monthly principal payments of $150,000 to Mr. Lenfest and, at management's discretion, the Company may make monthly principal payments in excess of $150,000 when the Company has excess cash not needed to fund operations.
In addition, the Board also authorized the Company to begin accruing interest on all unpaid interest on all outstanding loan balances due to Mr. Lenfest effective January 1, 1998. Mr. Lenfest has agreed to accept payments of principal through December 31, 1998. During the first nine months of 1998, the Company made principal payments of $1,450,000 to Mr. Lenfest. The aggregate outstanding loan balances due to Mr. Lenfest as of September 30, 1998 are $2,869,712 in principal and $2,585,707 in accrued interest.

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

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of the cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers.
In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates.
As noted above, the Company experienced a decrease in the average monthly buy rate from 22.2% for the nine months ended September 30, 1997 to 18.2% for the nine months ended September 30, 1998, as a result of an industry wide drop in buy rates. Hence, there can be no assurance that buys rates will increase or will remain at their current level.

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


PART II.  OTHER INFORMATION

ITEM 5.  Other Information

     At the end of October 1998, the previous disclosed insider trading suit filed by the Securities and Exchange Commission against H.F. Lenfest and his wife in the United States Court for the Eastern District of Pennsylvania was dismissed by the trial judge.

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

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

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

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       September 30, 1998 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 11/12/98           By:  /s/Frank J. Carcione
                          --------------------------------------------
                          Frank J. Carcione, (Chief Executive Officer)


Dated: 11/12/98          By:  /s/Irene A. DeZwaan
                         -------------------------------------------
                         Irene A. DeZwaan, Treasurer (Controller)




