Form 10-K
period 1998-12-31
TELVUE CORP
filed 1999-03-31
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1998

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

The Issuer's revenue for the fiscal year ended December 31, 1998 was $6,122,249.

The Market Value of voting stock held by non-affiliates of the Issuer March 1, 1999, based on a per share average bid and asked price of $.1138 was $1,040,729.

Number of shares of Issuer's common stock outstanding as of March 1, 1999: 24,194,500 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    _____    _____

ITEM 1.     BUSINESS

GENERAL

      TelVue Corporation, a Delaware corporation (the "Company"), was incorporated on November 26, 1986. Until December 30, 1988, the Company was a wholly owned subsidiary of Science Dynamics Corporation ("Science"). On that date, the Company's shares of Common Stock were distributed to Science's shareholders of record as of December 30, 1988, on the basis of three shares of the Company's Common Stock for each share of Science's Common Stock then outstanding. The Company is a marketing and operating company primarily selling automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service").

     ANI permits cable television companies to process special ordering services without the attendant high-manpower requirements or extensive physical plant and facilities that are otherwise required. ANI systems provide an electronic means of recording a subscriber's telephone number together with information as to what program or service was ordered and by whom, permitting cable television companies to then unscramble appropriate signals for viewing by the ordering subscriber, all without any interactive cable system and without any form of operator intervention. At the time of dialing the order, the recognition of the subscriber's telephone number is automatically recorded by the Company's ANI unit, presenting the subscriber with both a confirmation and acknowledgment of receipt of his order. In turn, the automatically recorded information regarding placement of an order is utilized by cable television companies for purposes of billing for such specialized services.

  The Company's equipment for providing the Service nationwide is located at the Company's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features. These enhanced service features, which identify the cable operator by name ("Custom Greeting") and, on accepted orders, speaks the movie or event title, start-time and channel appearance ("Title Speak"), are necessary, the Company believes, for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). The Company serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. The Company believes it receives a favorable trunk usage rate from MCIWorldcom.

     The equipment used to provide the Service is owned and installed by the Company. As of December 31, 1998, the Company had contracts to provide service to 693 cable television systems, serving approximately 11.4 million full-time subscribers and 1.3 million part-time subscribers. Part-time subscribers are subscribers who only use the Company's ANI service for major special events, such as boxing, wrestling and concerts. The Company is marketing and providing service to cable television systems on a part-time basis because it wants cable television systems who are using alternate pay-per-view ordering services to become familiar and comfortable with the Company's ANI service in anticipation that these cable television systems may choose to use the Company's ANI service on a full-time basis.

     The Company's contracts with cable television system operators cover the provision of ANI order entry services at a specified rate per subscriber order. Cable television systems are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, enhanced feature fees and PPV+ service promotion fees. Monthly charges are due and payable to the Company within twenty days of the end of each month. Generally, the contracts carry an initial term of three years with automatic renewal unless a party gives notice of non-renewal prior to the renewal date. Generally, the contracts are terminable at will upon ninety days prior notice (subject to applicable cancellation fees). Each contract is also terminable upon default by a party. In addition, the contract is also assignable upon the sale or transfer of the business or assets of the cable operator.

      The Company's business is oriented principally to the provision of services, and it does not engage in the manufacture of equipment required to provide its services. During 1998, the Company purchased its required ANI equipment and software from Telco Solutions, Inc.

      For information regarding the Company's revenue, operations and assets, please refer to the Company's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation.

LICENSES

      The Company has previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). The Company possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. The Company purchased no SARUs from Atlas Telecom during 1998. There is no affiliation between the Company and Atlas Telecom other than a customer and supplier relationship.

     The Company pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license, within the United States, for use of pay-per-view application software which resides on two (2) communication subsystems ("HPs") that the Company owns. The Company purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. The Company is purchasing LINK ONs in place of SARUs because the LINK ONs are more cost effective. The Company pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license, within the United States, for use of the pay-per-view application software residing on the LINK ONs. The Company purchased two (2) LINK ONs during 1998.

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

      The Company's business is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services are the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. The Company believes its services resolve these pay-per-view ordering problems. As of December 31, 1998, there are four (4) Multi System Operators ("MSOs") who individually comprise greater than 10% of the Company's annual service revenue. These percentages may vary as contracts with additional cable companies are concluded and the pay-per-view service is expanded by existing customers of the Company.

COMPETITION

     The Company uses state-of-the-art, feature laden equipment for its automated pay-per-view order processing service. The Company has a strong reputation for offering customer friendly features and excellent customer service. In addition, the Company offers 24-hour customer service and reliability with near zero down time, particularly under heavy load during major special events. Although competition is strong from the Company's major competitor, the Company is attracting significant numbers of new customers. The Company's aggressive marketing strategies and reputation allowed it to grow its full-time customer base by 14% to approximately 11.4 million full-time addressable homes in 1998, which makes it the largest service provider of ANI pay-per-view ordering service to the cable industry. The Company plans to continue its marketing approach during 1999 and believes that strategy will provide continued growth in numbers of subscribers.

EMPLOYEES

      At December 31, 1998, the Company had 17 full-time employees. Additional personnel may be added as the Company's business develops and as circumstances require.

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

ITEM 2.     PROPERTIES

      The Company leases office space of approximately 8,700 square feet in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 1999. The Company intends to renew its lease. The office space is used to house the equipment used to provide the Service as well as the Company's present executive, sales, secretarial and technical support personnel.

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

      The Company has received notice from a cable operating company customer asserting its right to be indemnified against claims of patent infringement made to the cable operator by a third party. The third party has alleged to the cable operator that portions of the cable operator's pay-per-view operations infringe one or more patents held by such party. No notice of alleged infringement has been received by the Company from such third party. The Company has retained independent patent counsel to review the terms and the alleged infringement. The Company is unable at this time to determine the amount or extent of liability, if any, to the cable operator.

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

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for the Company's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 1998                          HIGH                    LOW

        First                               $.09                   $.06

        Second                              $.23                   $.08

        Third                               $.10                   $.06

        Fourth                              $.11                   $.03


      QUARTER 1997

        First                               $.03                   $.03

        Second                              $.03                   $.03

        Third                               $.03                   $.02

        Fourth                              $.06                   $.03

      As of March 1, 1999, there were 394 holders of record of the Common Stock of the Company.

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

      Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of December 31, 1998, 18,083,512 shares of the Company's Common Stock were entitled to 10 votes per share. The remaining 6,110,988 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock which are entitled to ten votes per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Net income before income taxes was $781,158 for the year ended December 31, 1998, compared $642,197 for the year ended December 31, 1997. The Company experienced a decrease in the average monthly buy rate from 21.7% for the year ended December 31, 1997, to 17.2% for the year ended December 31, 1998. The drop in the buy rate caused the pay-per-view buy revenue to decrease approximately $361,000. The Company believes the decrease in the buy rates for the year ended December 31, 1998, is attributable to a somewhat weak movie product and a lack of major special events. Although the pay-per-view buy revenue decreased, the Company had an increase in feature revenue of $251,011 as a result of the Company serving approximately 1,400,000 more full-time subscribers at December 31, 1998. PPV+ service revenue decreased $119,136 for the year ended December 31, 1998. PPV+ service revenue decreased as a result of the buy rate decrease (see above) and fewer major boxing events being broadcast.

     The Company had net income of $472,773 for the year ended December 31, 1998 compared to $3,135,634 for the year ended December 31, 1997. Included in net income is income tax expense of $308,385 for the year ended December 31, 1998 compared to an income tax benefit of $2,493,437 for the year ended December 31, 1997. The Company's income before income taxes is $781,158 for the year ended December 31, 1998. In 1997, the Company reduced its deferred tax asset valuation allowance since the Company believed that it would benefit from the full utilization of its net operating losses. As of December 31, 1997, the valuation allowance was reduced to zero and, as a result, there was no further reduction of the valuation allowance in 1998 and
no further resulting tax benefit.   As of December 31, 1998, the Company's
net operating loss carryforward is approximately $3,600,000 on a tax reporting basis (see Note 7 to the Company's financial statements).

     Service expenses decreased $474,686 for the year ended December 31, 1998. This is primarily a result of a decrease in trunk expense of $437,087 due to the buy rate decrease (see above) and a reduction in the telephone rates charged by MCIWorldcom.

     During June 1998, the Company settled a lawsuit filed by a former employee and recorded litigation settlement expense of $33,430, net of proceeds received from the Company's insurance carrier (See Legal
Proceedings).

     As of December 31, 1998, the Company was serving approximately 11,400,000 full-time cable subscribers and 1,300,000 part-time subscribers, compared to approximately 10,000,000 full-time cable subscribers and 1,500,000 part-time subscribers served as of December 31, 1997. The part-time subscribers did not significantly contribute to the revenue or service expenses for the year ended December 31, 1998 and 1997. However, during the year ended December 31, 1998, 211,000 part-time subscribers converted to using the Company's service on a full-time basis.

      The Company's operations had required a substantial purchase of equipment by the Company. During the year ended December 31, 1998, the Company purchased $303,996 of equipment compared to $513,676 purchased during the year ended December 31, 1997. Depreciation accounted for 18% of total operating expenses for the year ended December 31, 1998, compared to 16% for the year ended December 31, 1997. For the year ended December 31, 1998, both selling and marketing expenses and general and administrative expenses marginally increased approximately 1% each.

     The Company's software for its pay-per-view ANI ordering is "Year 2000 Compliant". The Company' long distance telecommunications provider, MCIWorldcom, has informed the Company that they have implemented a Strategic Year 2000 Compliance Plan in which appropriate remedial action to non-compliant elements is being performed. Many telecommunications providers use the same switch suppliers. Telecommunications companies, including MCIWorldcom, will not be able to declare their systems compliant until these switch manufacturers have completed their compliance programs. MCIWorldcom is targeting all systems to be compliant by the second quarter 1999 to allow full testing and monitoring. Interconnect agreements formed with other telecommunications companies mean that some of MCIWorldcom's services are dependent on third party carriers. All the major telecommunications companies, including MCIWorldcom, rely to some extent on interconnect agreements with third parties and need to validate the compliance of these third parties. In the event that MCIWorldcom is not Year 2000 compliant, there exists the possibility that the Company would not be able to receive telephones calls from the cable operator subscribers, and therefore, could not process any orders. If MCIWorldcom does not become fully Year 2000 compliant during 1999, the Company will switch to another long distance telephone service provider who is Year 2000 compliant. As a result of such switch the Company would incur duplicate facility and data link costs for a few months due to temporarily having redundant facilities in service.

     The Company has also requested Year 2000 compliance certificates from the cable operator billing vendors to whom the Company transmits the pay-per-view ordering data. In the event that the billing vendors do not become Year 2000 compliant, the Company would not be able to transfer information regarding pay-per-view orders, and therefore, no pay-per-view orders could be fulfilled. To date, the billing vendors have indicated they are working on being Year 2000 compliant. The Company has verified, through testing, that one billing vendor is Year 2000 compliant with regard to processing the pay-per-view ordering information transmitted by the Company. The Company plans to test the remaining billing vendors during the second quarter of 1999. The Company's contingency plan would be determined by the cable operator's decision with respect to selecting a different billing vendor.

     A majority of the Company's software that it uses for administrative
purposes is "Year 2000 Compliant".   The software that creates the customer
invoices is not presently Year 2000 compliant. The vendor of such software has made available software to upgrade to be Year 2000 compliant. The Company is currently working on upgrading the software. In the unlikely event that such software does not get upgraded, the Company would have to create its invoices in another software program that would be time consuming and involve some manual effort.

     The Company has performed its Year 2000 compliance checks internally and therefore has not incurred any related costs. The Company expects the fees to be nominal for converting its administrative software to be Year 2000 compliant.

      Total liabilities decreased $1,069,449 and total assets decreased $980,920 for the year ended December 31, 1998. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $1,900,000 due to debt repayment. Partially offsetting the debt repayment is an increase in accrued interest of $507,116 on outstanding loans from Mr. H.F. Lenfest, the majority stockholder and Chairman of the Board of Directors of the Company ("Mr. Lenfest"), and an increase in accrued dividends on preferred stock of $422,244. The decrease in assets is partially attributable to a decrease in deferred tax asset of $286,724 (see above and Note 7 to the financial statements), and an increase in accumulated depreciation of $823,172. The Company's days for sales in accounts receivable is 51 days for the year ended December 31, 1998 compared to 53 days for the year ended December 31, 1997. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operations of $2,212,197 during the year ended December 31, 1998. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,667,593 for the year ended December 31, 1998, compared to positive cash flow from operating activities of $1,487,687 for the year ended December 31, 1997. Cash flow for the year ended December 31, 1998, increased mainly as a result of a reduction in trunk expense due to a decrease in the MCIWorldcom rates during 1998 (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans in the principal amount of $1,471,272 as of December 31, 1998, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. No Preferred Stock has been issued for 1998 accrued interest. In addition, during January 1995, Mr. Lenfest purchased from Science the Company's non-interest bearing note in the amount of $541,000 (the "Prior Science Note").

    Effective as of March 31, 1998, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2000. The deferring of the interest payments has enabled the Company to accumulate cash. Interest payments would have amounted to $507,116 for the year ended December 31, 1998, compared to $457,883 for the year ended December 31, 1997. During 1998, the Company had been making monthly principal payments of $150,000 to Mr. Lenfest and, at management's discretion, the Company made monthly principal payments in excess of $150,000 when the Company had cash not needed to fund operations. In addition, at the direction of the Board, without the participation of Mr. Lenfest, effective January 1, 1998, the Company began accruing interest on all unpaid interest on all outstanding loan balances due to Mr. Lenfest. During 1998, the Company made principal payments of $1,900,000 to Mr. Lenfest. The aggregate outstanding loan balances due to Mr. Lenfest as of December 31, 1998 are $2,419,712 in principal and $2,694,837 in accrued interest. Beginning January 1, 1999, the Company will voluntarily begin to pay current monthly interest payments to Mr. Lenfest from the $150,000 payment. The balance of the payment will be applied to loan principal

      The Company believes that increases in accrued interest under the loans from Mr. Lenfest do not have a direct material effect on operations or continued availability of credit. Cash flow from operations is sufficient to fund current operations but is insufficient to fund total debt repayment. The Company believes its suppliers look primarily to the Company's timely payment of outstanding invoices. Historically, the Company has paid all the suppliers it deals with on a timely basis and, therefore, the cash flow from operations has no effect on the Company's availability of credit from key suppliers of goods and services. The payment terms of the Company's equipment and software providers are net 30 days.

      The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates. As noted above, the Company experienced a decrease in the average monthly buy rate from 21.7% for the year ended December 31, 1997 to 17.2% for the year ended December 31, 1998, as a result of an industry wide drop in buy rates.
Hence, there can be no assurance that buys rates will increase or will remain at their current level.

     The Company remains dependent upon the deferral of principal and interest payments due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Mr. Lenfest has agreed not to demand the cash repayment of principal or accrued interest on the outstanding loans through January 1, 2000. Nevertheless, management intends to continue to repay the outstanding principal and current month interest amount of loans made by Mr. Lenfest from cash not needed for operations. Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1999.

ITEM 7.     FINANCIAL STATEMENTS

      See Item 13 for a list of financial statements.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements of any nature at any time with the Company's auditors with regard to any aspect of the Company's financial statements, its financial disclosure or its accounting practices.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

      The following table sets forth certain information as of December 31, 1998 with respect to each of the Company's directors and officers.

                                            POSITION(S) WITH       DIRECTOR
NAME                          AGE             THE COMPANY           SINCE

H.F. (Gerry) Lenfest          68            Chairman of the          1989
                                            Board and Director

Frank J. Carcione             58            President,               1990
                                            Chief Executive
                                            Officer, and Director

Donald L. Heller              53            Director                 1993

Joseph M. Murphy              45            Executive Vice           1997
                                            President of Sales
                                            & Operations, and
                                            Director

Joseph DiJulio                44            Director                 1998

Irene A. DeZwaan              35            Secretary & Treasurer

      The employee directors of the Company receive no compensation. Non-employee directors (other than Mr. Lenfest) receive $500 paid in shares of common stock of the Company for each meeting of the Board attended. The shares are priced at the higher of $.05/share or the ask price on the date of grant. During 1998, Messers Heller and DiJulio, were entitled to receive 5,000 shares of common stock each.

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

     Joseph A. DiJulio has been the Vice President of Network Services since January 1995 and General Manager since July 1988 of Suburban Cable TV Company, Inc. ("Suburban"), a subsidiary of Lenfest Communications, Inc. From January 1993 through December 1995, Mr. DiJulio was a regional Manager of Suburban. Mr. DiJulio has held various positions of increasing responsibility with Suburban since joining the company in June 1984.

     Irene A. DeZwaan, CPA, has been the Secretary and Treasurer of the Company since in July 1993. Prior to this appointment, Ms. DeZwaan had been the Manager of Finance and Administration of the Company since November 1990.

     On December 6, 1995, the Securities and Exchange Commission (the "SEC") sued H.F. Lenfest and his wife, in the United States District Court for the Eastern District of Pennsylvania. The SEC alleged that, in October 1993, Mr. Lenfest, while in possession of non-public information, recommended to one of his sons that he purchase Tele-Communications, Inc. ("TCI") stock and that his wife traded in TCI stock in October 1993 on the basis of information she misappropriated from her husband. During October 1998, the case was dismissed by the trial judge.

ITEM 10.    EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

                              ANNUAL  COMPENSATION   ALL OTHER   RESTRICTED
NAME AND                                              ANNUAL       STOCK
PRINCIPAL POSITION    YEAR    SALARY  COMMISSIONS  COMPENSATION    AWARDS

Frank J. Carcione     1998  $135,000       -        $3,375 (1)    $9,219(2)
CEO                   1997   124,950       -         3,124 (1)       -
                      1996   119,000       -         2,761 (1)       -


Joseph Murphy         1998  $93,767    $21,448      $2,344 (1)    $7,375(3)
Executive Vice        1997   89,302     44,155       2,233 (1)        -
President of Sales    1996   85,362     53,710       2,134 (1)        -
& Operations

(1) Company funded contributions to the Company's Simplified Pension Plan
(SEP).

(2) Includes 125,000 shares of common stock awarded to Frank J. Carcione at a value of $.07375 per share.

(3) Includes 100,000 shares of common stock awarded to Joseph Murphy at a value of $.07375 per share.

       AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                         AND FY-END OPTION VALUES

                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
                         ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE

Frank J. Carcione
CEO                      -           -             -                  -


Joseph M. Murphy         -           -         15,000            $1,725 (1)


(1) Value calculated based upon the average of the bid and ask price on such dates.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 1, 1999, certain information with respect to each person who was known to the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F (Gerry) Lenfest               67,931,746 (2)                87.6% (2)
200 Cresson Blvd.
Oaks, PA  19456-0989
Chairman of the Board and Director

(1) As of March 1, 1999, 24,194,500 shares of Common Stock were outstanding.

(2) Includes 26,274,234 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes Warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock for the period ended December 31, 1998, which may be converted into shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of March 1, 1999, certain information with respect to the Common Stock beneficially owned by the directors and executive officers of the Company and by all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel, NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F. (Gerry) Lenfest              67,931,746  (2)                87.6% (2)
Chairman of the Board
and Director

Frank Carcione                       125,000                       .5%
Chief Executive Officer,
President and Director

Joseph M. Murphy                     190,000  (3)                  .8%
Executive Vice President
of Sales and Operations and
Director

Donald L. Heller                      15,000                       .1%
Director

Joseph DiJulio                         5,000                       .0%
Director

All Directors and                 68,446,546(2)(3)(4)            88.2%
Officers as a Group
(7 Persons)

(1) As of March 1, 1999, 24,194,500 shares of Common Stock were outstanding.

(2) Includes 26,274,234 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes Warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock for the period ended December 31, 1998, which may be converted into shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock.

(3) Includes 15,000 shares issuable to Joseph Murphy upon exercise of currently exercisable stock options held by Mr. Murphy.

(4) Includes 3,000 shares issuable to Randy Gilson upon exercise of currently exercisable stock options held by Mr. Gilson.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 1998, the Company was indebted to Mr. Lenfest in the principal amount of $2,419,712. Mr. Lenfest has agreed to accept payments at the rate of $150,000 per month. (See Management's Discussion and Analysis or Plan of Operation and Note 4 of the 1998 financial statements of the Company).

      The Company provided its ANI services to subsidiaries of Lenfest Communications, Inc. ("LCI"), a company operating under the control of Mr. Lenfest. The Company recognized revenues of approximately $400,000 from LCI subsidiaries during 1998. (See Note 9 of the 1998 financial statements of the Company).

     In 1998, the Company issued 375,000 shares of its common stock to four of its executives as a discretionary bonus. All of these shares are fully vested (See Note 2 to the 1998 financial statements).

     Other related transactions are described in Notes 4, 6 and 9 of the 1998 financial statements of the Company.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON
              FORM 8-K

FINANCIAL STATEMENTS

      Report of Independent Certified Public Accountants dated February
      2, 1999.

      Balance Sheets as of December 31, 1998 and 1997.

      Statements of Operations for the years ended December 31, 1998 and 1997.

      Statements of Stockholders' Deficit for the years ended December 31, 1998 and 1997.

      Statements of Cash Flows for the years ended December 31, 1998 and 1997.

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

11. Statement re: Computation of Per Share Earnings (see the Company's 1998 Financial Statements included herein).


SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TELVUE CORPORATION


DATED:   3/26/99                  By:   /s/Frank J. Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED:   3/26/99                  By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE


--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Frank J. Carcione                Director                  3/26/99
--------------------------------
Frank J. Carcione

/s/Donald Heller                    Director                  3/26/99
--------------------------------
Donald Heller

/s/Joseph M. Murphy                 Director                  3/26/99
--------------------------------
Joseph Murphy

/s/J.A. DiJulio                     Director                  3/26/99
--------------------------------
Joseph A. DiJulio

TELVUE CORPORATION

FINANCIAL STATEMENTS

Years Ended December 31, 1998 and 1997



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

      Statements of Cash Flows

      Notes to Financial Statements






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors and Stockholders
TelVue Corporation



We have audited the balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


February   2, 1999

TELVUE CORPORATION
BALANCE SHEETS
December 31, 1998 and 1997

                                                   1998            1997
                                               -------------   -----------
[S]                                              [C]             [C]

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $   453,569     $  445,368
  Accounts receivable - trade                       786,083        922,737
  Other receivables                                   4,910          5,281
  Deferred tax asset                                285,935        477,987
  Other current assets                               11,626         10,898
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,542,123      1,862,271

PROPERTY AND EQUIPMENT                            4,791,240      4,534,168
  Less accumulated depreciation                   3,462,823      2,639,651
                                                -----------     ----------
                                                  1,328,417      1,894,517
OTHER ASSETS
 Deferred tax asset                               1,932,778      2,027,450
 Deposits                                             9,300          9,300
                                                 -----------    ----------
                                                  1,942,078      2,036,750
                                                 -----------    ----------

                                                 $4,812,618     $5,793,538
                                                 ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $ 1,380,000    $ 1,800,000
  Accounts payable                                  512,047        423,851
  Accrued expenses                                  172,839        192,305
  Accrued dividends payable                         422,244           -
  Income taxes payable                                8,661         12,000
  Deferred trunk credit                                -           164,200
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,495,791      2,592,356

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
of current portion                                1,039,712      2,519,712


ACCRUED INTEREST - MAJORITY STOCKHOLDER           2,694,837      2,187,721


REDEEMABLE CONVERTIBLE PREFERRED STOCK,
 $1 par value, 6,900,000 shares authorized,
 3,518,694 shares issued and outstanding at
 December 31, 1998 and 1997, (liquidation value
 $3,940,938 and $3,518,694, respectively)         3,518,694      3,518,694


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,194,500 and 23,814,500
  shares issued and outstanding at December
  31, 1998 and 1997, respectively                   241,945        238,145
  Additional paid-in capital                      1,550,535      1,516,335
  Accumulated deficit                            (6,728,896)    (6,779,425)
                                                 -----------    -----------
                                                 (4,936,416)    (5,024,945)
                                                 -----------    -----------
                                                 $4,812,618     $5,793,538
                                                 ===========    ===========
See accompanying notes

TELVUE CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 1998 and 1997

                                                     1998            1997
                                                     ----            ----
REVENUES                                       $ 6,122,249     $ 6,330,675

OPERATING EXPENSES
  Service                                        2,711,860       3,186,546
  Selling and marketing                            593,862         585,544
  General and administrative                       648,893         642,767
  Depreciation                                     870,095         831,609
                                               -----------     -----------
                                                 4,824,710       5,246,466
                                               -----------     -----------

OPERATING INCOME                                 1,297,539       1,084,209

OTHER INCOME (EXPENSE)
  Interest income, net of reimbursement           (507,116)       (459,352)
  Interest income                                   24,165          42,221
  Other income (expense)                           (33,430)        (24,881)
                                                -----------     -----------
                                                  (516,381)       (442,012)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         781,158         642,197

INCOME TAX BENEFIT (EXPENSE)                      (308,385)      2,493,437
                                                ------------    -----------

NET INCOME                                         472,773       3,135,634


DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (422,244)       (359,932)
                                                 -----------   ------------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                            $  50,529     $ 2,775,702
                                                 ===========   ============

EARNINGS (LOSS) PER COMMON SHARE
  BASIC                                          $       -     $       .12
                                                 ============  ============
  DILUTED                                        $     .01     $       .04
                                                 ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               24,036,167      23,795,102
                                                 ==========      ==========


See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 1998 and 1997

                                      Additional                 Total
                             Common    Paid-In    Accumulated Stockholders'
                              Stock    Capital      Deficit      Deficit
                             -------  ----------  ----------- -------------
BALANCE,
 DECEMBER 31, 1996          $237,945 $1,515,535  $(9,555,127)  $(7,801,647)

Accrued dividends on
redeemable convertible
 preferred stock                  -           -     (359,932)     (359,932)
Issuance of 20,000 shares
 of common stock under
 director compensation plan     200         800            -         1,000
Net income                        -           -    3,135,634     3,135,634
                            -------  ----------  -----------   -----------

BALANCE,
 DECEMBER 31, 1997          238,145   1,516,335   (6,779,425)   (5,024,945)

Accrued dividends on
redeemable convertible
 preferred stock                  -           -     (422,244)     (422,244)
Issuance of 380,000 shares
 of common stock              3,800      34,200            -        38,000
Net income                        -           -      472,773       472,773
                           --------  ----------  -----------   -----------
BALANCE,
 DECEMBER 31, 1998         $241,945  $1,550,535  $(6,728,896)  $(4,936,416)
                           ========  ==========  ===========   ===========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998 and 1997
                                                    1998          1997
                                                    ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                             $  472,773    $ 3,135,634
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
   Depreciation                                    870,095        831,609
   Loss on sales or disposal of property and
    equipment                                            -         24,881
   Deferred tax (benefit) expense                  286,725     (2,505,437)
   Issuance of common stock                         38,000          1,000
 Changes in assets and liabilities:
   Accounts receivable - trade and other           137,025        274,430
   Other current assets                               (728)         2,066
   Deposits                                              -           (500)
   Accounts payable - trade and other               88,196        104,877
   Accrued expenses                                (19,466)        27,429
   Income taxes payable                             (3,339)        12,000
   Deferred trunk credit                          (164,200)       (26,600)
   Accrued interest - majority stockholder         507,116        457,883
                                                 -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        2,212,197      2,339,272
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (303,996)      (513,676)
  Proceeds from sales or disposal of
   property and equipment                                -          1,405
                                                 -----------    -----------
NET CASH (USED IN)INVESTING ACTIVITIES            (303,996)      (512,271)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder        (1,900,000)    (2,050,000)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   8,201       (222,999)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              445,368        668,367
                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  453,569     $  445,368
                                                ===========    ===========





See accompanying notes.

TELVUE CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of TelVue Corporation
("the Company") is presented to assist in understanding its financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS ACTIVITY AND CONCENTRATION OF CREDIT RISK

The Company primarily provides automatic telephone number identification services to the cable television industry throughout the United States for the automated ordering of pay-per-view features and events.

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

During 1998 and 1997, four customers accounted for 50% and 51% of sales, respectively, and 37% and 48% of receivables at December 31, 1998 and 1997, respectively.

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

ACCOUNTS RECEIVABLE - TRADE

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1998 and 1997. Historically, the Company has experienced virtually no bad debt.

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

VALUATION OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. Long-lived assets include property and equipment. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value of the assets. The Company also evaluates the depreciation periods of assets, to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 1998, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required.

REVENUE RECOGNITION

The Company recognizes revenue in the month service is provided, net of an estimate for programs not billable by the cable television operator.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted average number of shares of outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 57,027,826 and 53,497,636 in 1998 and 1997, respectively, were used in the calculation of diluted earnings (loss) per common share.

NOTE 2 - SUPPLEMENTARY DISCLOSURES TO STATEMENTS OF CASH FLOWS

Cash paid during the year for:
                                                   1998        1997
                                                   ----        ----
Interest                                        $   -       $   -

Income taxes                                    $ 25,000    $   -


NONCASH INVESTING AND FINANCING TRANSACTIONS

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 and $359,932 in 1998 and 1997, respectively. In 1998 and 1997, the Company issued 5,000 and 20,000 shares of common stock valued at $500 and $1,000, respectively under the Director Compensation Plan (See Note 6). In 1998, the Company issued 375,000 shares of common stock valued at $37,500 to four key employees. In 1997, the Company issued 359,932 shares of redeemable convertible preferred stock in payment of both semi-annual 1997 dividends. In 1997, the Company issued 173,126 shares, of redeemable convertible preferred stock in payment of interest on a line of credit.

NOTE 3 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1998 and 1997, is as follows:

                                                               Estimated
                                                             Useful Lives
                                        1998        1997       in Years
                                        ----        ----     ------------
Operating equipment                  $4,549,957  $4,250,971       5
Office furniture and equipment          201,599     243,513       5
Leasehold improvements                   39,684      39,684       5
                                     ----------  ----------
                                     $4,791,240  $4,534,168
                                     ==========  ==========

NOTE 4 - NOTES PAYABLE - MAJORITY STOCKHOLDER

Notes payable to the majority stockholder consisted of the following at December 31, 1998 and 1997:

                                                    1998           1997
                                                    ----           ----

National equipment loan (a)                      $1,471,272    $1,471,272
Additional lines of credit (b)                      407,440     2,307,440
Notes payable (SDC) (c)                             541,000       541,000
                                                 ----------    ----------
                                                 $2,419,712    $4,319,712
                                                 ==========    ==========

(a) In March 1994, the Company's majority stockholder provided a 1,500,000 line of credit for the purchase of additional equipment to expand the National POP (Point of Presence). Amounts outstanding bear interest at prime plus one percent (1%) and interest is payable quarterly. At the option of the Company, interest may be paid by the delivery of shares of Redeemable Convertible Preferred Stock (see Note 6) at $1 per share. In 1997, the Company issued 173,126 shares of redeemable convertible preferred stock in payment of interest. The effective interest rates, at December 31, 1998 and 1997, were 8.75% and 9.5%, respectively.

(b) The Company's majority stockholder has provided several additional lines of credit. Borrowings under all of these lines of credit bear interest at prime plus one percent (1%). The effective interest rates, at December 31, 1998 and 1997, were 8.75% and 9.5%, respectively. The availability of additional funding may be terminated at any time if the majority stockholder determines that there is no reasonable prospect that the Company will be able to achieve net income on a consistent basis.

(c) In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") a subordinated note in the amount of $541,000. The note is noninterest-bearing and repayment is restricted to cash not needed for operations as determined by the Company.

The Company has obtained from the majority stockholder an extension of a prior agreement whereby the majority stockholder has agreed not to demand repayment of principal or interest during 1999. However, the Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments against the loan principal in the amount of $115,000. The Company, at its discretion, may make monthly principal payments in excess of $115,000 when the Company has excess cash not needed to fund operations. The Company has, therefore, classified $1,380,000 of the notes payable to the majority stockholder as a short term liability and has classified the balance of the notes payable and the accrued interest as long-term liabilities.

NOTE 5 - LEASES

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases consisted of the following:

            Year Ending               Operating
            December 31,                Lease
            -----------              ----------
               1999                   $ 49,117

Rental expense under the operating lease for office facilities amounted to $97,798 for each of the years ended December 31, 1998 and 1997.

In connection with the lease of its trunk lines, the Company received credits of which $164,200 was not yet earned by the Company as of December 31, 1997.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 1999.

NOTE 6 - CAPITAL STOCK

COMMON STOCK VOTING RIGHTS AND CONCENTRATION OF CONTROL

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

REDEEMABLE CONVERTIBLE PREFERRED STOCK

In April 1990, the Company issued 1,250,000 shares of Class A Redeemable Convertible Preferred Stock (Preferred Stock) for $1,250,000. The Preferred Stock has a par value of $1 per share and pays a cumulative $.06 semiannual dividend. The dividend is payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. Each share of Preferred Stock is convertible into 6.667 shares of Common Stock at any time, at the option of the holder. The Preferred Stock has a preference of $1 per share plus unpaid dividends in the event of liquidation. In December 1997, the 1997 semiannual dividends were declared and paid with 359,932 shares of Preferred Stock.

The Company may redeem the Preferred Stock at any time for $2 per share. The stockholder of the Preferred Stock is the majority stockholder. The majority stockholder can designate all of the Company's directors and, therefore, could influence the Company's willingness to cause a redemption of the Preferred Stock. As a result, the Preferred Stock has been classified outside of the stockholders' deficit section of the accompanying balance sheets.

DIRECTOR COMPENSATION PLAN

In December 1997, the Company adopted a Director Compensation Plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of Common Stock issued at the higher of the per share fair market value of the Common Stock as of the board of directors meeting date or $.05 per share. In 1998 and 1997, the Company issued 5,000 and 20,000 shares of Common Stock under this plan, respectively, and recognized director compensation expense of $500 and $1,000, respectively.

COMMON STOCK WARRANTS

In connection with one of the lines of credit discussed in Note 4, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's Common Stock for $.01 per share, the fair market value of the Common Stock on the grant date. The warrants provide for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of Common Stock and other events as defined in the warrant agreement. The warrant holder is entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's Common Stock issued pursuant to exercise of the warrants.

NOTE 7 - CORPORATE INCOME TAXES

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

The provisions for income tax benefit (expense) consist of the following components:


                                                    1998          1997
                                                -----------   -----------
Current
  Federal (alternative minimum tax)             $(21,660)    $  (12,000)
  State                                                -              -
                                                ---------    -----------
                                                 (21,660)       (12,000)
Deferred
  Federal                                       (264,994)      (208,368)
  State                                          (73,844)       (60,763)
                                                ---------    ----------
                                                (338,838)      (269,131)
  Valuation allowance (increase) decrease         52,113      2,774,568
                                                ---------    ----------
                                                (286,725)     2,505,437
                                                ---------    ----------

                                                $(308,385)   $2,493,437
                                                ==========   ==========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                        Federal                State
                                    ---------------        --------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
Deferred Tax Assets:
  Accrued interest -
   stockholder                  $  830,347  $  674,092  $252,641  $205,099
                                ----------  ----------  --------  --------

  Net operating loss
   carryforward                  1,215,281   1,716,879   190,321   329,764
  Alternative minimum tax
   credit                           33,000      12,000         -         -
                                ----------  ----------  --------  --------
Gross Deferred Tax Asset         2,078,628   2,402,971   442,962   534,863

Deferred Tax Liabilities:
 Property and equipment,
   principally due to differences
   in depreciation                 (86,299)   (145,648)  (26,257)  (44,315)
                                ----------   --------- ---------  --------
  Net deferred tax asset before
   valuation allowance           1,992,329   2,257,323   416,705   490,548
  Valuation allowance                    -           -  (190,321) (242,434)
                                ----------  ----------- --------   --------
Net Deferred Tax Asset           1,992,329  $2,257,323  $226,384  $248,114
                                 =========  ==========  ========  ========

The Company has a net operating loss carryforward of approximately $3,600,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. The Company also has an alternative minimum tax credit carryforward of approximately $33,000. This carryforward has no expiration date.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

NOTE 8 - PENSION PLAN

The Company maintains a Simplified Employee Pension (SEP) plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make discretionary contributions for the participants. The Company elected to match fifty percent (50%) of 1998 and 1997 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum contribution of 2.5% of salary. The Company's contributions for 1998 and 1997 amounted to $21,223 and $19,930, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has several notes payable to the majority stockholder.  (See
Note 4).

The Company provided its automated number identification services to subsidiaries of Lenfest Communications, Inc. ("LCI"). The Company recognized revenues of approximately $400,000 and $470,000 from LCI subsidiaries in 1998 and 1997, respectively and had a receivable of $59,848 and $65,916 due from LCI at December 31, 1998 and 1997, respectively.
These services were provided at normal billing rates. The Company and LCI are under the control of the majority stockholder of the Company.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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