Form 10-Q
period 1999-03-31
TELVUE CORP
filed 1999-05-07
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

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

Number of shares of registrant's common stock outstanding as of April 19, 1999: 24,194,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.



                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 1999
          (unaudited) and as of December 31, 1998

          Statements of Operations for the three
          months ended March 31, 1999 (unaudited)
          and March 31, 1998 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 1999 (unaudited)
          and March 31, 1998 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 March 31,    December 31,
                                                   1999            1998
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   300,520     $  453,569
  Accounts receivable - trade                       863,851        786,083
  Other receivables                                   6,075          4,910
  Prepaid income taxes                                6,339           -
  Deferred tax asset                                285,935        285,935
  Other current assets                               39,892         11,626
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,502,612      1,542,123

PROPERTY AND EQUIPMENT
  Machinery and equipment                         4,810,579      4,791,240
  Less accumulated depreciation                   3,669,887      3,462,823
                                                -----------     ----------
                                                  1,140,692      1,328,417

DEFERRED TAXES, net                               1,823,971      1,932,778

SECURITY DEPOSITS                                     9,300          9,300
                                                 -----------    ----------
                                                 $4,476,575     $4,812,618
                                                 ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $ 1,416,000    $ 1,380,000
  Accounts payable - trade                          312,074        512,047
  Accrued expenses                                  173,585        172,839
  Accrued dividends                                 527,805        422,244
  Income taxes payable                                  -            8,661
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,429,464      2,495,791

NOTES PAYABLE - MAJORITY STOCKHOLDER                785,050      1,039,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER           2,564,424      2,694,837

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding         3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,194,500 shares issued
  and outstanding                                   241,945        241,945
  Additional paid-in capital                      1,550,535      1,550,535
  Accumulated deficit                            (6,613,537)    (6,728,896)
                                                 -----------    -----------
                                                 (4,821,057)    (4,936,416)
                                                 -----------    -----------
                                                 $4,476,575    $ 4,812,618
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       March 31,
                                               ----------------------------
                                                     1999            1998
                                                     ----            ----
REVENUES                                       $ 1,586,056     $ 1,601,353

OPERATING EXPENSES
  Service                                          623,689         754,015
  Selling and marketing                            161,214         169,781
  General and administrative                       163,333         160,654
  Depreciation                                     207,064         216,841
                                               -----------     -----------
                                                 1,155,300       1,301,291
                                               -----------     -----------

OPERATING INCOME                                   430,756         300,062

OTHER INCOME (EXPENSE)
  Interest income                                    4,896           7,176
  Interest expense                                (100,925)       (140,204)
                                                -----------     -----------
                                                   (96,029)       (133,028)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         334,727         167,034

INCOME TAX                                        (113,807)        (74,000)
                                                ------------     ----------

NET INCOME                                         220,920          93,034

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  115,359     $   (12,527)
                                                ===========    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.01           ($.00)
                                                ============    ===========
  DILUTED                                             $.00           ($.00)
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,194,500      23,814,500
                                                 ==========      ==========
   DILUTED                                       82,043,370            -
                                                 ==========      ==========







The accompanying unaudited notes are an integral part of these statements.






                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Three months Ended
                                                          March 31,
                                                    ---------------------
                                                     1999            1998
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   220,920       $ 93,034
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    207,064        216,841
    Deferred taxes                                  108,807         74,000
Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     (77,768)       (22,701)
    Other receivables                                (1,165)           578
    Prepaid income taxes                             (6,339)       (13,000)
    Other current assets                            (28,266)       (18,348)
    Security deposits                                   -             -
   Increase (decrease) in -
    Accounts payable                               (199,973)       (40,704)
    Accrued expenses                                    746          7,417
    Income taxes payable                             (8,661)       (12,000)
    Deferred trunk credit                             -            (31,650)
    Accrued interest - majority stockholder        (130,413)       140,204
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                       84,952        393,671
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (19,339)       (86,833)
                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder           (218,662)      (550,000)
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (153,049)      (243,162)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               453,569        445,368
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  300,520     $  202,206
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











                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                                       1999         1998
                                                       ----         ----
             Income taxes                            $ 20,000      $25,000
             Interest                                $231,338         $  0

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 105,561 for each of the three months ended March 31, 1999 and 1998.
During the three months ended March 31, 1999 and 1998, no shares of preferred stock were issued in payment of preferred stock dividends.


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

The following is reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 1999. Because of the net loss available to common stockholders for the three months ended
March 31, 1998, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.



                                       Net Income
                                         (Loss)
                                       Available      Average
                                        to Common     Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------


1999                                  $  115,359     24,194,500    $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            105,561     26,978,009
  Convertible accrued interest              -           955,701
                                      -----------    ----------    --------
Diluted                               $  220,920     82,043,370    $ .00
                                      ===========    ==========    ========

1998                                  $  (12,527)    23,814,500    $ .00
                                      ===========    ==========    ========


4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 1999, undeclared dividends on outstanding preferred stock amounted to $527,805.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  1999              1998
                                              -----------        ----------
Current
 Federal                                       $  (5,000)        $    -
 State                                              -                 -
                                              -----------        ----------
                                                  (5,000)             -
Deferred
 Federal                                        (108,807)          (59,000)
 State                                               -             (15,000)
                                               ----------        ----------
                                               $(113,807)        $ (74,000)
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately
$3,200,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of March 31, 1999, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $2,201,050 and accrued interest due on these notes in the aggregate amount of $2,564,424.
Effective as of March 31, 1999, the Company obtained from the majority stockholder an extension to January 1, 2001, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments in the amount of $150,000 through December 31, 1999. Effective January 1, 1999, the Company began to make current interest payments from the $150,000 monthly payment. The balance of the payment is applied to loan principal. The Company may make monthly payments in excess of $150,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made payments of $450,000 during the three months ended March 31, 1999. The
Company has classified twelve estimated principal payments of $118,000 each as a current liability on the balance sheet.

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

     Income before income taxes was $334,727 for the quarter ended March
31, 1999, compared $167,034 for the quarter ended March 31, 1998.  The
Company experienced a decrease in the average monthly buy rate from 19.5% for the quarter ended March 31, 1998, to 15.5% for the quarter ended March
31, 1999. The drop in the buy rate caused the pay-per-view buy revenue to decrease approximately $73,000. The Company believes a somewhat weak movie product is one of the reasons for the decrease in the buy rates for the quarter ended March 31, 1999. Although the pay-per-view buy revenue decreased, the Company had an increase in feature revenue of $77,897 as a result of the Company serving approximately 1,800,000 more full-time subscribers at March 31, 1999, when compared to March 31, 1998. PPV+ service revenue decreased $43,712 for the quarter ended March 31, 1999, because included in the 1998 PPV+ revenue was $41,435 of club promotion revenue. The club promotion revenue was written off as uncollectable in September 1998. No club promotion revenue was generated or recorded during the first quarter of 1999.

     The Company had net income of $220,920 for the quarter ended March 31, 1999, compared to $93,034 for the quarter ended March 31, 1998. Included in net income is income tax of $113,807 for the quarter ended March 31, 1999, compared to $74,000 for the quarter ended March 31, 1998. As of March 31, 1999, the Company's net operating loss carryforward is approximately
$3,200,000 on a tax reporting basis (see Note 5 to the Company's financial statements).

     Service expenses decreased $130,326 for the quarter ended March 31, 1999. This is a result of a decrease in trunk expense due to the buy rate decrease (see above) and a reduction in the telephone rates charged by MCIWorldcom.

     As of March 31, 1999, the Company was serving approximately 11,600,000 full-time cable subscribers and 1,253,000 part-time subscribers, compared to approximately 9,800,000 full-time cable subscribers and 1,300,000 part-time subscribers served as of March 31, 1998. The part-time subscribers did not significantly contribute to the revenue or service expenses for the quarters ended March 31, 1999 and 1998. However, during the quarter ended March 31,
1999, 58,000 part-time subscribers converted to using the Company's service on a full-time basis.

      The Company's operations had required a substantial purchase of equipment by the Company. During the quarter ended March 31, 1999, the Company purchased $19,339 of equipment compared to $86,833 purchased during the quarter ended March 31, 1998. Depreciation accounted for 18% of total operating expenses for the quarter ended March 31, 1999, compared to 17% for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, selling and marketing expenses decreased 5% as a result of a decrease in advertising expense and cable show expense. General and administrative expenses increased approximately 2% due to small increases in various expense categories.

      Total liabilities decreased $451,402 and total assets decreased
$336,043 for the quarter ended March 31, 1999. The decrease in total liabilities was partially as result of a decrease in accounts payable of $199,973. The accounts payable at December 31, 1998, was higher than usual as a result of an $84,000 equipment purchase and DS3 trunk invoices of approximately $100,000 that were on hold due to incorrect billing. There was also a decrease in notes payable - majority stockholder of $218,662 and a decrease in accrued interest - majority stockholder of $130,413 due to debt repayment. Partially offsetting the above decreases is an increase in accrued dividends on preferred stock of $105,561. The decrease in assets is partially attributable to a decrease in deferred tax asset of $108,807 (see above and Note 5 to the financial statements), and an increase in accumulated depreciation of $207,064. The Company's days for sales in accounts receivable is 47 days for the quarter ended March 31, 1999, compared to 52 days for the quarter ended March 31, 1998. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operations of $84,952 for the quarter ended March 31, 1999 compared to $393,671 for the quarter ended
March 31, 1998. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $536,791 for the quarter ended March 31, 1999, compared to positive cash flow from operating activities of $383,875 for the quarter ended March 31, 1998. Cash flow for the quarter ended March 31, 1999, increased mainly as a result of a reduction in trunk expense due to a decrease in the MCI rates during the first quarter of 1999 (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the
Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC
Bank to a fixed rate of 12%. Interest on one of the loans in the principal amount of $1,471,272 as of March 31, 1999, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's
Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. No
Preferred Stock has been issued for 1998 or 1999 accrued interest. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics
Corporation (the Company's former parent company) the Company's non-interest bearing note in the amount of $541,000.

     The Company remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest, to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 1999, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2001. Nevertheless, the Company intends to continue to voluntarily make monthly payments of $150,000 to Mr. Lenfest. On
January 1, 1999, the Company began to pay current monthly interest payments to Mr. Lenfest from the $150,000 monthly payment. The balance of the payment is applied to loan principal. During the first quarter of 1999, the Company made total payments of $450,000 to Mr. Lenfest. Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1999. The aggregate outstanding loan balance due to Mr.
Lenfest as of March 31, 1999, is $2,201,050 in loan principal and $2,564,424 in accrued interest.

     The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates. As noted above, the Company experienced a decrease in the average monthly buy rate from 19.5% for the quarter ended March 31, 1998, to 15.5% for the quarter ended March 31, 1999. Hence, there can be no assurance that buys rates will increase or will remain at their current level.

      The Company's software for its pay-per-view ANI ordering is "Year
2000 Compliant". The Company's long distance telecommunications provider, MCIWorldcom, has informed the Company that they have implemented a Strategic Year 2000 Compliance Plan in which appropriate remedial action to non-compliant elements is being performed. Many telecommunications providers use the same switch suppliers. Telecommunications companies, including MCIWorldcom, will not be able to declare their systems compliant until these switch manufacturers have completed their compliance programs.
MCIWorldcom is targeting all systems to be compliant by the second quarter
1999 to allow full testing and monitoring. Interconnect agreements formed with other telecommunications companies mean that some of MCIWorldcom's services are dependent on third party carriers. All the major telecommunications companies, including MCIWorldcom, rely to some extent on interconnect agreements with third parties and need to validate the compliance of these third parties. In the event that MCIWorldcom is not Year 2000 compliant, there exists the possibility that the Company would not be able to receive telephone calls from the cable operator subscribers, and therefore, could not process any orders. If MCIWorldcom does not become fully Year 2000 compliant during 1999, the Company will switch to another long distance telephone service provider who is Year 2000 compliant. As a result of such switch the Company would incur duplicate facility and data link costs for a few months due to temporarily having redundant facilities in service.

     The Company has also requested Year 2000 compliance certificates from the cable operator billing vendors to whom the Company transmits the pay-per-view ordering data. In the event that the billing vendors do not become Year 2000 compliant, the Company would not be able to transfer information regarding pay-per-view orders, and therefore, no pay-per-view orders could be fulfilled. To date, the billing vendors have indicated they are working on being Year 2000 compliant. The Company has verified, through testing, that two billing vendors are Year 2000 compliant with regard to processing the pay-per-view ordering information transmitted by the Company. The Company plans to test the remaining billing vendors during the second quarter of 1999. The Company's contingency plan would be determined by the cable operator's decision with respect to selecting a different billing vendor.

     A majority of the Company's software that it uses for administrative
purposes is Year 2000 compliant.   The software that creates the customer
invoices is not presently Year 2000 compliant.  The vendor of such software has made available software to upgrade to Year 2000 compliancy.  The
Company is currently working on upgrading the software.  In the unlikely event that such software does not get upgraded, the Company would have to create its invoices in another software program that would be time consuming and involve some manual effort.

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

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

10.1  Distributorship Agreement, dated November 2, 1989, between the
      Company and Science Dynamics Corporation (incorporated by reference to the 1989 Form 10-K).

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

10.13 Letter effective as of March 31, 1999, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2001.

11.   Statement re:  Computation of Per Share Earnings (see the Company's
      March 31, 1999 Financial Statements included herein).




                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 5/06/99           By:  /s/Frank J. Carcione
                         --------------------------------------------
                         Frank J. Carcione
                         President (Chief Executive Officer)


Dated: 5/06/99           By:  /s/Irene A. DeZwaan
                         -------------------------------------------
                         Irene A. DeZwaan
                         Treasurer (Controller)







                              EXHIBIT INDEX

10.13 Letter effective as of March 31, 1999, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2001.




                                              As of March 31, 1999


Frank Carcione, President
TelVue Corporation
16000 Horizon Way, Suite 500
Mt. Laurel, NJ 08054


Dear Frank:

	At your request, this will continue our prior agreement. Namely, absent any default under the terms of my loans to TelVue or any other obligations of TelVue to any other person, including, without limitation, any voluntary or involuntary bankruptcy or insolvency proceedings by or against TelVue, I agree not to demand repayment of the loans or payment in cash of the accrued interest prior to January 1, 2001.

                                              Very truly yours,


                                              /s/H F Lenfest
                                              -------------------
                                              H.F. (Gerry) Lenfest






