Form 10-K/A
period 1998-12-31
TELVUE CORP
filed 1999-05-20
CIK 839443

                              FORM 10-KSB/A

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

Transitional Small Business Disclosure Format:  Yes       No   X
                                                             -----

    This Form 10-KSB/A is being filed to amend Part II Item 7 of the annual report on Form 10-KSB of TelVue Corporation for the fiscal year ended December 31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999 ("Form 10-KSB"), to include Note 11 and portions of Notes 2 and 6 which were incorrectly omitted from the Form 10-KSB, and re-numbering Note 12 of the Financial Statements.

ITEM 7.     FINANCIAL STATEMENTS


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


February   2, 1999

TELVUE CORPORATION
BALANCE SHEETS
December 31, 1998 and 1997

                                                 1998          1997
                                             -------------   ---------
[S]                                            [C]             [C]
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $   453,569     $  445,368
  Accounts receivable - trade                    786,083        922,737
  Other receivables                                4,910          5,281
  Deferred tax asset                             285,935        477,987
  Other current assets                            11,626         10,898
                                             -----------     ----------
     TOTAL CURRENT ASSETS                      1,542,123      1,862,271

PROPERTY AND EQUIPMENT                         4,791,240      4,534,168
  Less accumulated depreciation                3,462,823      2,639,651
                                             -----------     ----------
                                               1,328,417      1,894,517
OTHER ASSETS
 Deferred tax asset                            1,932,778      2,027,450
 Deposits                                          9,300          9,300
                                             -----------    -----------
                                               1,942,078      2,036,750
                                             -----------    -----------

                                              $4,812,618     $5,793,538
                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current $ 1,380,000    $1,800,000
  Accounts payable                               512,047       423,851
  Accrued expenses                               172,839       192,305
  Accrued dividends payable                      422,244          -
  Income taxes payable                             8,661        12,000
  Deferred trunk credit                             -          164,200
                                            ------------     ---------

     TOTAL CURRENT LIABILITIES                 2,495,791     2,592,356

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
of current portion                             1,039,712     2,519,712


ACCRUED INTEREST - MAJORITY STOCKHOLDER        2,694,837     2,187,721


REDEEMABLE CONVERTIBLE PREFERRED STOCK,
 $1 par value, 6,900,000 shares authorized,
 3,518,694 shares issued and outstanding at
 December 31, 1998 and 1997, (liquidation value
 $3,940,938 and $3,518,694, respectively)      3,518,694     3,518,694


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,194,500 and 23,814,500
  shares issued and outstanding at December
  31, 1998 and 1997, respectively                241,945        238,145
  Additional paid-in capital                   1,550,535      1,516,335
  Accumulated deficit                         (6,728,896)    (6,779,425)
                                              -----------   -----------

                                              (4,936,416)    (5,024,945)
                                              -----------    ----------
                                              $4,812,618     $5,793,538
                                              ===========    ===========
See accompanying notes

TELVUE CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 1998 and 1997

                                                  1998        1997
                                                  ----        ----
REVENUES                                    $ 6,122,249     $ 6,330,675

OPERATING EXPENSES
  Service                                     2,711,860       3,186,546
  Selling and marketing                         593,862         585,544
  General and administrative                    648,893         642,767
  Depreciation                                  870,095         831,609
                                            -----------     -----------
                                              4,824,710       5,246,466
                                            -----------     -----------

OPERATING INCOME                              1,297,539       1,084,209

OTHER INCOME (EXPENSE)
  Interest income, net of reimbursement        (507,116)       (459,352)
  Interest income                                24,165          42,221
  Other income (expense)                        (33,430)        (24,881)
                                             -----------     -----------
                                               (516,381)       (442,012)
                                             -----------     ----------

INCOME BEFORE INCOME TAXES                      781,158         642,197

INCOME TAX BENEFIT (EXPENSE)                   (308,385)      2,493,437
                                             -----------     ----------

NET INCOME                                      472,773       3,135,634

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                  (422,244)       (359,932)
                                             -----------     -----------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                        $    50,529    $ 2,775,702
                                             ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE
  BASIC                                      $     -        $       .12
                                             ===========    ===========
  DILUTED                                    $      .01     $       .04
                                             ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            24,036,167     23,795,102
                                             ===========    ===========


See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 1998 and 1997

                                      Additional                 Total
                             Common    Paid-In    Accumulated Stockholders'
                              Stock    Capital      Deficit     Deficit
                             -------  ----------  -----------  -----------
BALANCE,DECEMBER 31, 1996   $237,945 $1,515,535  $(9,555,127) $(7,801,647)

Accrued dividends on
redeemable convertible
 preferred stock                  -           -     (359,932)    (359,932)
Issuance of 20,000 shares
 of common stock under
 director compensation plan     200         800            -        1,000
Net income                        -           -    3,135,634    3,135,634
                            -------  ----------  -----------   ----------
BALANCE,
 DECEMBER 31, 1997          238,145   1,516,335   (6,779,425)  (5,024,945)

Accrued dividends on
redeemable convertible
 preferred stock                  -           -     (422,244)    (422,244)
Issuance of 380,000 shares
 of common stock              3,800      34,200            -       38,000
Net income                        -           -      472,773      472,773
                           --------  ----------  -----------   ----------
BALANCE,DECEMBER 31, 1998  $241,945  $1,550,535  $(6,728,896)  $(4,936,416)
                           ========  ==========  ===========   ===========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998 and 1997
                                                    1998         1997
                                                    ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                             $  472,773    $ 3,135,634
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
   Depreciation                                    870,095        831,609
   Loss on sales or disposal of property and
    equipment                                            -         24,881
   Deferred tax (benefit) expense                  286,725     (2,505,437)
   Issuance of common stock                         38,000          1,000
 Changes in assets and liabilities:
   Accounts receivable - trade and other           137,025        274,430
   Other current assets                               (728)         2,066
   Deposits                                              -           (500)
   Accounts payable - trade and other               88,196        104,877
   Accrued expenses                                (19,466)        27,429
   Income taxes payable                             (3,339)        12,000
   Deferred trunk credit                          (164,200)       (26,600)
   Accrued interest - majority stockholder         507,116        457,883
                                                 -----------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        2,212,197      2,339,272
                                                 -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (303,996)      (513,676)
  Proceeds from sales or disposal of
   property and equipment                                -          1,405
                                                 -----------    ---------
NET CASH (USED IN)INVESTING ACTIVITIES            (303,996)      (512,271)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder        (1,900,000)   (2,050,000)
                                                -----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   8,201      (222,999)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              445,368       668,367
                                                -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  453,569     $ 445,368
                                                ===========    ==========





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

NOTE 2 - SUPPLEMENTARY DISCLOSURES TO STATEMENTS OF CASH FLOWS

Cash paid during the year for:
                                                1998      1997
                                                ----      ----
Interest                                     $   -      $ 1,470

Income taxes                                 $  25,000  $  -


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

NOTE 3 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1998 and 1997, is as follows:


                                                               Estimated
                                                             Useful Lives
                                        1998        1997       in Years
                                        ----        ----     ----------
Operating equipment                  $4,549,957  $4,250,971       5
Office furniture and equipment          201,599     243,513       5
Leasehold improvements                   39,684      39,684       5
                                     ----------  ----------
                                     $4,791,240  $4,534,168
                                     ==========  ==========

NOTE 4 - NOTES PAYABLE - MAJORITY STOCKHOLDER

Notes payable to the majority stockholder consisted of the following at December 31, 1998 and 1997:

                                                    1998        1997
                                                    ----        ----

National equipment loan (a)                      $1,471,272  $1,471,272
Additional lines of credit (b)                      407,440   2,307,440
Notes payable (SDC) (c)                             541,000     541,000
                                                 ----------   ---------
                                                 $2,419,712  $4,319,712
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

STOCK COMPENSATION

In June 1998, the Company issued 375,000 shares of common stock to four executives as a discretionary bonus. The shares were issued at the fair value on the grant date of $.10 per share. The Company recorded compensation expense of $37,500 with the issuance of these shares.

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

The provisions for income tax benefit (expense) consist of the following components:


                                                    1998         1997
                                                -----------   ---------
Current
  Federal (alternative minimum tax)             $  (21,660)   $ (12,000)
  State                                                  -         -
                                                ----------    ---------
                                                   (21,660)     (12,000)
Deferred
  Federal                                         (264,994)    (208,368)
  State                                            (73,844)     (60,763)
                                                ----------    ---------
                                                  (338,838)    (269,131)
  Valuation allowance (increase) decrease           52,113    2,774,568
                                                ----------    ---------
                                                  (286,725)   2,505,437
                                                ----------    ---------

                                                $ (308,385)  $2,493,437
                                                ===========  ==========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                        Federal             State
                                    ---------------     -----------
                                    1998     1997       1998      1997
                                    ----     ----       ----      ----
Deferred Tax Assets:
  Accrued interest -
   stockholder                  $  830,347  $  674,092  $252,641  $205,099
  Net operating loss
   carryforward                  1,215,281   1,716,879   190,321   329,764
  Alternative minimum tax
   credit                           33,000      12,000      -         -
                                ----------  ----------  ---------  --------
Gross Deferred Tax Asset         2,078,628   2,402,971   442,962   534,863

Deferred Tax Liabilities:
 Property and equipment,
   principally due to differences
   in depreciation                 (86,299)   (145,648)  (26,257)  (44,315)
                                ----------  ----------  ---------  --------
  Net deferred tax asset before
   valuation allowance           1,992,329   2,257,323   416,705   490,548
  Valuation allowance                    -           -  (190,321) (242,434)
                                ----------  ----------- --------   --------
Net Deferred Tax Asset           1,992,329  $2,257,323  $226,384  $248,114
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

NOTE 11 - LITIGATION SETTLEMENT

In April 1996, a former employee filed suit against the Company and its majority stockholder. The complaint alleged breach of contract, breach of implied covenant of good faith and fair dealing, detrimental reliance and unjust enrichment. The lawsuit sought compensation and compensatory damages. Although the Company believed the former employee's claims were without merit, the Company settled the lawsuit in June 1998. The litigation settlement of $33,430, net of proceeds received from the Company's insurance carrier, is included in "other expense" in the accompanying statement of operations.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

                                                   TELVUE CORPORATION


DATED:   5/20/99             By:   /s/Frank J. Carcione
                                   -------------------------------
                                   Frank J. Carcione
                                   President (Chief Executive Officer)