Form 10QSB
period 1999-06-30
TELVUE CORP
filed 1999-08-12
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

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

Number of shares of registrant's common stock outstanding as of July 27, 1999: 24,194,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 1999
          (unaudited) and as of December 31, 1998

          Statements of Operations for the three
          months ended June 30, 1999 (unaudited)
          and June 30, 1998 (unaudited)

          Statements of Operations for the six
          months ended June 30, 1999 (unaudited)
          and June 30, 1998 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 1999 (unaudited)
          and June 30, 1998 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 June 30,    December 31,
                                                   1999            1998
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   363,061     $  453,569
  Accounts receivable - trade                       765,460        786,083
  Other receivables                                   6,957          4,910
  Prepaid income taxes                                1,339           -
  Deferred tax asset                                285,935        285,935
  Other current assets                               31,624         11,626
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,454,376      1,542,123

PROPERTY AND EQUIPMENT
  Machinery and equipment                         4,863,417      4,791,240
  Less accumulated depreciation                   3,860,038      3,462,823
                                                -----------     ----------
                                                  1,003,379      1,328,417

DEFERRED TAXES, net                               1,731,154      1,932,778

SECURITY DEPOSITS                                     9,300          9,300
                                                 -----------    ----------
                                                 $4,198,209     $4,812,618
                                                 ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $ 1,416,000    $ 1,380,000
  Accounts payable                                  222,856        512,047
  Accrued expenses                                  151,419        172,839
  Accrued dividends                                 633,366        422,244
  Income taxes payable                                  -            8,661
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,423,641      2,495,791

NOTES PAYABLE - MAJORITY STOCKHOLDER                524,737      1,039,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER           2,467,818      2,694,837

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding         3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized and 24,194,500
  shares issued and outstanding                     241,945        241,945
  Additional paid-in capital                      1,550,535      1,550,535
  Accumulated deficit                            (6,529,161)    (6,728,896)
                                                 -----------    -----------
                                                 (4,736,681)    (4,936,416)
                                                 -----------    -----------
                                                 $4,198,209    $ 4,812,618
                                                 ===========    ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                          June 30,
                                               ----------------------------
                                                     1999            1998
                                                     ----            ----
REVENUES                                       $ 1,425,838     $ 1,589,755

OPERATING EXPENSES
  Service                                          563,565         742,303
  Selling and marketing                            136,061         147,213
  General and administrative                       160,611         184,093
  Depreciation                                     190,151         221,492
                                               ------------     -----------
                                                 1,050,388       1,295,101
                                               ------------     -----------

OPERATING INCOME                                   375,450         294,654

OTHER INCOME (EXPENSE)
  Interest income                                    5,392           4,929
  Interest expense                                 (93,081)       (132,056)
  Litigation settlement                                -           (40,463)
                                                -----------     -----------
                                                   (87,689)       (167,590)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         287,761         127,064

INCOME TAX                                         (97,817)        (63,000)
                                                -----------      ----------

NET INCOME                                         189,944          64,064

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------     -----------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $   84,383      $  (41,497)
                                                ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.00           ($.00)
                                                ===========      ==========
  DILUTED                                             $.00           ($.00)
                                                ===========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                        24,194,500      23,931,424
                                                ==========      ==========
   DILUTED                                      82,262,387      23,931,424
                                                ==========      ==========






The accompanying unaudited notes are an integral part of these statements.



                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Six Months Ended
                                                         June 30,
                                               ----------------------------
                                                     1999            1998
                                                     ----            ----
REVENUES                                       $ 3,011,894     $ 3,191,108

OPERATING EXPENSES
  Service                                        1,187,254       1,496,318
  Selling and marketing                            297,275         316,994
  General and administrative                       323,944         346,632
  Depreciation                                     397,215         436,448
                                               -----------     -----------
                                                 2,205,688       2,596,392
                                               -----------     -----------

OPERATING INCOME                                   806,206         594,716

OTHER INCOME (EXPENSE)
  Interest income                                   10,288          12,105
  Interest expense                                (194,006)       (272,260)
  Litigation settlement, net                          -            (40,463)
                                                -----------     -----------
                                                  (183,718)       (300,618)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         622,488         294,098

INCOME TAX                                        (211,624)       (137,000)
                                                ------------     ----------

NET INCOME                                         410,864         157,098

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (211,122)       (211,122)
                                                -----------     -----------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  199,742      $  (54,024)
                                                ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.01           ($.00)
                                                ===========     ===========
  DILUTED                                             $.00           ($.00)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                        24,194,500      23,873,285
                                                ===========     ===========
   DILUTED                                      82,262,387      23,873,285
                                                ===========     ===========







The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Six months Ended
                                                          June 30,
                                                    ---------------------
                                                     1999            1998
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   410,864      $  157,098
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    397,215         436,448
    Deferred taxes                                  201,624         125,000
    Issuance of common stock                           -             38,000
Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      20,616          (5,767)
    Other receivables                                (2,047)       (114,748)
    Prepaid income taxes                             (1,339)         (1,000)
    Other current assets                            (19,998)        (17,922)
 Increase (decrease) in -
    Accounts payable                               (289,191)        (30,206)
    Accrued expenses                                (21,420)         13,401
    Income taxes payable                             (8,661)        (12,000)
    Deferred trunk credit                             -             (63,300)
    Accrued interest - majority stockholder        (227,019)        272,260
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                      460,644         797,264
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (72,177)       (131,500)
                                                 -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder           (478,975)       (925,000)
                                                 -----------     -----------
NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (90,508)       (259,236)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               453,569         445,368
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  363,061      $  186,132
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




                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                                       1999         1998
                                                       ----         ----
             Income taxes                            $ 20,000      $25,000
             Interest                                $421,025         $  0

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 211,122 for each of the six months ended June 30, 1999 and 1998.  During the six months ended June 30, 1999 and 1998, no shares of preferred stock were issued in payment of preferred stock dividends.


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

The following is a reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 1999. Because of the net loss available to common stockholders for the six months ended June 30, 1998, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.



                                       Net Income
                                         (Loss)
                                       Available      Average
                                        to Common     Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------


1999                                  $  199,742     24,194,500    $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            211,122     27,681,784
  Convertible accrued interest            -             955,701
                                      -----------    ----------    ------
Diluted                               $  410,864     82,747,145    $ .00
                                      ===========    ==========    ======

1998                                  $  (54,024)    23,873,285    $ .00
                                      ===========    ==========    ======


4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 1999, undeclared dividends on outstanding preferred stock amounted to $633,366.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  1999              1998
                                              -----------        ----------
Current
 Federal                                       $    -            $ (12,000)
 State                                              -                 -
                                              -----------        ----------
                                                    -              (12,000)
Deferred
 Federal                                        (211,624)          (97,000)
 State                                               -             (28,000)
                                               ----------        ----------
                                               $(211,624)        $(125,000)
                                               ----------        ----------
                                               $(211,624)        $(137,000)
                                               ==========        ==========

The Company has a net operating loss carryforward ("NOL") of approximately
$3,000,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. The Company believes it is more likely than not that it will utilize the NOL prior to the expiration dates.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of June 30, 1999, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of 1,940,737 and accrued interest due on these notes in the aggregate amount of $2,467,818.
Effective as of March 31, 1999, the Company obtained from the majority stockholder an extension to January 1, 2001, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments in the amount of $150,000 through December 31, 1999. Effective January 1, 1999, the Company began to make current interest payments from the $150,000 monthly payment. The balance of the payment is applied to loan principal. The Company may make monthly payments in excess of $150,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made payments of $900,000, including interest, during the six months ended
June 30, 1999. The Company has classified twelve estimated principal payments of $118,000 each as a current liability on the balance sheet.

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

     Income before income taxes was $287,761 and $127,064 for the three months ended June 30, 1999 and 1998, respectively. The Company had income before income taxes of $410,864 and $157,098 for the six months ended June
30, 1999 and 1998, respectively. The Company experienced a decrease in the average monthly buy rate from 18.2% and 18.9% for the three and six months ended June 30, 1998, respectively, to 12.6% and 14.0% for the three and six months ended June 30, 1999, respectively. The drop in the buy rate caused the pay-per-view buy revenue to decrease approximately $175,019 and $247,782 for the three and six months ended June 30, 1999, respectively.
The Company believes a somewhat weak movie product is one of the reasons for the decrease in the buy rates for the three and six months ended June
30, 1999. Although the pay-per-view buy revenue decreased, the Company had an increase in feature revenue of $35,838 and $113,735 for the three and six months ended June 30, 1999, respectively as a result of the Company serving approximately 1,400,000 more full-time subscribers at June 30, 1999 when compared to June 30, 1998. PPV+ service revenue decreased $111,536 for the six months ended June 30, 1999, primarily because included in the 1998 PPV+ revenue was $89,000 of revenue from the Company's share of a PPV+ product which was written off as uncollectable in September 1998. The PPV+ promotion of such product was discontinued as of June 1998.

     The Company had net income of $410,864 for the six months ended June
30, 1999, compared to $157,098 for the six months ended June 30, 1998, respectively. Included in net income is income tax of $211,624 for the six months ended June 30, 1999 compared to $137,000 for the six months ended
June 30, 1998. The Company's income before income taxes is $622,488 for the six months ended June 30, 1999. As of June 30, 1999, the Company's net operating loss carryforward is approximately $3,000,000 on a tax reporting basis (see Note 5 to the Company's financial statements).

     Service expenses decreased $178,738 and $309,064 for the three and six months ended June 30, 1999, respectively. This is a result of a decrease in trunk expense due to the buy rate decrease (see above) and a reduction in the telephone rates charged by MCIWorldcom effective January 1, 1999.

     As of June 30, 1999, the Company was serving approximately 11,700,000 full-time cable subscribers and 1,253,000 part-time subscribers, compared to approximately 10,300,000 full-time cable subscribers and 1,200,000 part-time subscribers served as of June 30, 1998. The part-time subscribers did not significantly contribute to the revenue or service expenses for the six months ended June 30, 1999 and 1998. However, during the six months ended
June 30, 1999, 58,000 part-time subscribers converted to using the Company's service on a full-time basis.

     During the six months ended June 30, 1999, the Company purchased
$72,177 of equipment compared to $131,500 purchased during the six months ended June 30, 1998. Depreciation accounted for 18% of total operating expenses for the six months ended June 30, 1999, compared to 17% for the six months ended June 30, 1998. Selling and marketing expenses decreased 8% and 6% for the three and the six months ended June 30, 1999, respectively, and general and administrative expenses decreased 13% and 7% for the three and six months ended June 30, 1999, respectively. The decreases occurred primarily as a result of stock grants being issued during the three months ended June 30, 1998, to key employees. Compensation expense of $10,000 for selling and marketing and $20,000 for general and administrative was recorded as a result of the stock grants. No such stock grants were issued during the six months ended June 30, 1999.


      Total liabilities decreased $814,144 and total assets decreased
$614,409 for the six months ended June 30, 1999. The decrease in total liabilities was partially as result of a decrease in accounts payable of $289,191. The accounts payable at December 31, 1998, was higher than usual as a result of an $84,000 equipment purchase and DS3 trunk invoices of approximately $100,000 that were on hold due to incorrect billing. There was also a decrease in notes payable - majority stockholder of $478,975 and a decrease in accrued interest - majority stockholder of $227,019 due to debt repayment. Partially offsetting the above decreases is an increase in accrued dividends on preferred stock of $211,122. The decrease in assets is partially attributable to a decrease in deferred tax asset of $201,624, and an increase in accumulated depreciation of $397,215. The Company's days for sales in accounts receivable is 47 days for the six months ended June 30, 1999 compared to 53 days for the six months ended June 30, 1998. The
Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operating activities of $460,644 during the six months ended June 30, 1999 compared to $797,264 for the six months ended June 30, 1998. Net cash provided by operating activities decreased as a result of a decrease in accounts payable due to additional payables being recorded at December 31, 1998 (see above) and a decrease in accrued interest majority stockholder as a result of paying interest during the six months ended June 30, 1999. During 1998, no interest was paid to the majority stockholder. All payments were applied to principal and are in the cash flows from investing activities section of the statement of cash flows. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,009,703 for the six months ended June 30, 1999, compared to positive cash flow from operating activities of $756,546 for the six months ended June 30, 1998.

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

     The Company remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest, to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 1999, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2001. Nevertheless, the Company intends to continue to voluntarily make monthly payments of $150,000 to Mr. Lenfest. On
January 1, 1999, the Company began to pay current monthly interest payments to Mr. Lenfest from the $150,000 monthly payment. The balance of the payment is applied to loan principal. During the six months ended June 30, 1999, the Company made total payments of $900,000 to Mr. Lenfest (see Note 6 to the Company's financial statements). Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1999.
The aggregate outstanding loan balance due to Mr. Lenfest as of June 30, 1999, is $1,940,737 in loan principal and $2,467,818 in accrued interest.

     The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates. As noted above, the Company experienced a decrease in the average monthly buy rate from 18.2% and 18.9% for the three and six months ended June 30, 1998, to 12.6% and 14.0% for the three and six months ended June 30, 1999, respectively. Hence, there can be no assurance that buys rates will increase or will remain at their current level.

     The Company's software for its pay-per-view ANI ordering is "Year 2000
Compliant". The Company's long distance telecommunications provider, MCIWorldcom, has informed the Company that they have implemented a Strategic Year 2000 Compliance Plan in which appropriate remedial action to non-compliant elements is being performed. According to MCIWorldcom the network systems that provide dial tone and `data tone' are remediated and Year 2000 tested, and are in the final stages of field deployment. In addition, the application components that comprise MCIWorldcom's major revenue products and services are Year 2000 ready. During the third quarter of 1999 MCIWorldcom has stated that it plans to focus on continued integration and interoperability testing, testing of contingency plans, independent verification and validation, and change management to achieve ongoing compliance. Finally, MCIWorldcom has stated that it will complete decommissioning projects, customer-specific migrations/upgrades, and selected internal and international systems. In the event that MCIWorldcom is not fully Year 2000 compliant, there exists the possibility that the Company would not be able to receive telephones calls from the cable operator subscribers, and therefore, could not process any orders. If
MCIWorldcom does not become fully Year 2000 compliant during 1999, the Company will switch to another long distance telephone service provider who is Year 2000 compliant. As a result of such switch the Company would incur duplicate facility and data link costs for a few months due to temporarily having redundant facilities in service. There can be no assurances, however, that other long distance telephone service providers will be year
2000 compliant.

    The Company has verified, through testing, that all but one of the cable operator billing vendors, to whom the Company transmits the pay-per-view ordering data, are Year 2000 compliant. The Company has received Year
2000 compliance certificates from these billing vendors. The one remaining billing vendor has informed the Company that they have performed tests and are Year 2000 compliant. The Company has requested a compliance certificate. In the event that the billing vendors are not fully Year 2000 compliant, the Company would not be able to transfer information regarding pay-per-view orders, and therefore, no pay-per-view orders could be fulfilled. The Company's contingency plan would be determined by the cable operator's decision with respect to selecting a different billing vendor.

     The Company's software that it uses for administrative purposes and the software that creates the customer invoices are "Year 2000 Compliant".


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

10.13 Letter effective as of March 31, 1999, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2001
      (incorporated by reference to the March 31, 1999, Form 10-QSB).

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       June 30, 1999 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 8/12/99        By:  /s/Frank J. Carcione
                     ------------------------------------------------------
                      Frank J. Carcione, President (Chief Executive Officer)



Dated: 8/12/99        By:  /s/Irene A. DeZwaan
                      -----------------------------------------------------
                      Irene A. DeZwaan, Treasurer (Controller)




