Form 10QSB/A
period 1999-06-30
TELVUE CORP
filed 1999-08-20
CIK 839443

U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB/A

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

This form 10QSB/A is being filed to amend Part 1 Item 2 of the Form 10QSB of TelVue Corporation for the six months ended June 30, 1999, that was filed on August 12, 1999. Paragraph two, line two, has been amended. It incorrectly stated net income for the six months ended June 30, 1999 and 1998, instead of income before income taxes for the six months ended June 30, 1999 and 1998, although the numbers were properly stated in the financial statements.

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

     Income before income taxes was $287,761 and $127,064 for the three months ended June 30, 1999 and 1998, respectively. The Company had income before income taxes of $622,488 and $294,098 for the six months ended June
30, 1999 and 1998, respectively. The Company experienced a decrease in the average monthly buy rate from 18.2% and 18.9% for the three and six months ended June 30, 1998, respectively, to 12.6% and 14.0% for the three and six months ended June 30, 1999, respectively. The drop in the buy rate caused the pay-per-view buy revenue to decrease approximately $175,019 and $247,782 for the three and six months ended June 30, 1999, respectively.
The Company believes a somewhat weak movie product is one of the reasons for the decrease in the buy rates for the three and six months ended June
30, 1999. Although the pay-per-view buy revenue decreased, the Company had an increase in feature revenue of $35,838 and $113,735 for the three and six months ended June 30, 1999, respectively as a result of the Company serving approximately 1,400,000 more full-time subscribers at June 30, 1999 when compared to June 30, 1998. PPV+ service revenue decreased $111,536 for the six months ended June 30, 1999, primarily because included in the 1998 PPV+ revenue was $89,000 of revenue from the Company's share of a PPV+ product which was written off as uncollectable in September 1998. The PPV+ promotion of such product was discontinued as of June 1998.

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


                                            TELVUE CORPORATION



Dated: 8/19/99        By:  /s/Frank J. Carcione
                     ------------------------------------------------------
                      Frank J. Carcione, President (Chief Executive Officer)



Dated: 8/19/99        By:  /s/Irene A. DeZwaan
                      -----------------------------------------------------
                      Irene A. DeZwaan, Treasurer (Controller)




