Form 10QSB
period 1999-09-30
TELVUE CORP
filed 1999-11-15
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1999

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

Issuer's telephone number, including area code:(856) 273-8888

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ------   ------

Number of shares of registrant's common stock outstanding as of October 21, 1999: 24,194,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 1999
          (unaudited) and as of December 31, 1998

          Statements of Operations for the three
          months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                September 30,  December 31,
                                                   1999            1998
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   375,269     $  453,569
  Accounts receivable - trade                       802,980        786,083
  Other receivables                                   4,599          4,910
  Deferred tax asset                                430,935        285,935
  Other current assets                               27,445         11,626
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,641,228      1,542,123

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,006,071      4,791,240
  Less accumulated depreciation                   4,007,087      3,462,823
                                                -----------     ----------
                                                    998,984      1,328,417

DEFERRED TAXES, net                               1,467,506      1,932,778

SECURITY DEPOSITS                                     9,300          9,300
                                                 -----------    ----------
                                                 $4,117,018     $4,812,618
                                                 ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $ 1,452,000    $ 1,380,000
  Accounts payable                                  234,593        512,047
  Accrued expenses                                  250,227        172,839
  Accrued dividends                                 738,927        422,244
  Income taxes payable                                  -            8,661
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,675,747      2,495,791

NOTES PAYABLE - MAJORITY STOCKHOLDER                174,534      1,039,712

ACCRUED INTEREST - MAJORITY STOCKHOLDER           2,420,174      2,694,837

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding         3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized and 24,194,500
  shares issued and outstanding                     241,945        241,945
  Additional paid-in capital                      1,550,535      1,550,535
  Accumulated deficit                            (6,464,611)    (6,728,896)
                                                 -----------    -----------
                                                 (4,672,131)    (4,936,416)
                                                 -----------    -----------
                                                 $4,117,018     $4,812,618
                                                 ===========    ===========



*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                                     1999            1998
                                                     ----            ----
REVENUES                                       $ 1,411,637     $ 1,515,761

OPERATING EXPENSES
  Service                                          638,450         743,320
  Selling and marketing                            130,582         129,932
  General and administrative                       155,386         148,395
  Depreciation                                     147,049         223,383
                                               ------------     -----------
                                                 1,071,467       1,245,030
                                               ------------     -----------

OPERATING INCOME                                   340,170         270,731

OTHER INCOME (EXPENSE)
  Interest income                                    6,653           5,961
  Interest expense                                 (89,053)       (125,726)
  Litigation settlement                                -             7,033
                                                -----------     -----------
                                                   (82,400)       (112,732)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         257,770         157,999

INCOME TAX                                         (87,663)        (53,000)
                                                -----------      ----------

NET INCOME                                         170,107         104,999

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------     -----------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $   64,546      $     (562)
                                                ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.00           ($.00)
                                                ===========      ==========
  DILUTED                                             $.00           ($.00)
                                                ===========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                        24,194,500      24,194,500
                                                ==========      ==========
   DILUTED                                      83,450,920      24,194,500
                                                ==========      ==========






The accompanying unaudited notes are an integral part of these statements.



                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Nine Months Ended
                                                      September 30,
                                               ----------------------------
                                                     1999            1998
                                                     ----            ----
REVENUES                                       $ 4,423,531     $ 4,706,869

OPERATING EXPENSES
  Service                                        1,825,704       2,239,638
  Selling and marketing                            427,857         446,926
  General and administrative                       479,330         495,027
  Depreciation                                     544,264         659,831
                                               -----------     -----------
                                                 3,277,155       3,841,422
                                               -----------     -----------

OPERATING INCOME                                 1,146,376         865,447

OTHER INCOME (EXPENSE)
  Interest income                                   16,941          18,066
  Interest expense                                (283,059)       (397,986)
  Litigation settlement, net                          -            (33,430)
                                                -----------     -----------
                                                  (266,118)       (413,350)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         880,258         452,097

INCOME TAX                                        (299,287)       (190,000)
                                                ------------     ----------

NET INCOME                                         580,971         262,097

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (316,683)       (316,683)
                                                -----------     -----------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  264,288      $  (54,586)
                                                ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.01           ($.00)
                                                ===========     ===========
  DILUTED                                             $.01           ($.00)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                        24,194,500      23,981,533
                                                ===========     ===========
   DILUTED                                      83,450,920      23,981,533
                                                ===========     ===========







The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Nine months Ended
                                                         September 30,
                                                      ---------------------
                                                     1999            1998
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   580,971      $  262,097
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    544,264         659,831
    Deferred taxes                                  320,272         178,000
    Issuance of common stock                           -             38,000
Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     (16,897)        137,361
    Other receivables                                   311             498
    Prepaid income taxes                               -             (1,000)
    Other current assets                            (15,819)        (31,906)
 Increase (decrease) in -
    Accounts payable                               (277,457)       (123,267)
    Accrued expenses                                 77,388          72,385
    Income taxes payable                             (8,661)        (12,000)
    Deferred trunk credit                             -               5,050
    Accrued interest - majority stockholder        (274,663)        397,986
                                                 -----------     -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                      929,709       1,583,035
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (214,831)       (198,101)
                                                 -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder           (793,178)     (1,450,000)
                                                 -----------     -----------
NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (78,300)        (65,066)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               453,569         445,368
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  375,269      $  380,302
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




                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September
30, 1999, the results of operations for the three and nine months ended
September 30, 1999 and 1998 and cash flows for the nine months ended
September 30, 1999 and 1998.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of net cash paid (received) during the period-

                                                       1999         1998
                                                       ----         ----
             Income taxes                           ($ 12,324)     $25,000
             Interest                                $557,722      $  0

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 316,683 for each of the nine months ended September 30, 1999 and 1998.
During the nine months ended September 30, 1999 and 1998, no shares of preferred stock were issued in payment of preferred stock dividends.


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

The following is a reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 1999. Because of the net loss available to common stockholders for the nine months ended
September 30, 1998, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.



                                       Net Income
                                         (Loss)
                                       Available      Average
                                        to Common     Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------


1999                                  $  264,288     24,194,500    $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            316,683     28,385,559
  Convertible accrued interest            -             955,701
                                      -----------    ----------    ------
Diluted                               $  580,971     83,450,920    $ .01
                                      ===========    ==========    ======

1998                                  $  (54,586)    23,981,533   ($ .00)
                                      ===========    ==========    ======


4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 1999, undeclared dividends on outstanding preferred stock amounted to $738,927.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  1999              1998
                                              -----------        ----------
Current
 Federal                                       $  20,985          $ (18,000)
 State                                              -                 -
                                              -----------        ----------
                                                  20,985           (18,000)
Deferred
 Federal                                        (320,272)         (149,000)
 State                                               -             (23,000)
                                               ----------        ----------
                                                (320,272)         (172,000)
                                               ----------        ----------
                                               $(299,287)        $(190,000)
                                               ==========        ==========

The Company has a net operating loss carryforward ("NOL") of approximately
$2,700,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized. The Company believes it is more likely than not that it will utilize the NOL prior to the expiration dates.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of September 30, 1999, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of 1,626,534 and accrued interest due on these notes in the aggregate amount of $2,420,174.
Effective as of March 31, 1999, the Company obtained from the majority stockholder an extension to January 1, 2001, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments in the amount of $150,000 through December 31, 1999. Effective January 1, 1999, the Company began to make current interest payments from the $150,000 monthly payment. The balance of the payment is applied to loan principal. The Company may make monthly payments in excess of $150,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made payments of $1,350,000, including interest, during the nine months ended September 30, 1999. The Company has classified twelve estimated principal payments of $121,000 each as a current liability on the balance sheet.

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

8. STOCK OPTION PLAN
-----------------

The Company's 1999 Stock Option Plan (the "Plan"), that was approved by the
Company's stockholders at its annual meeting in June 1999, was filed with the Securities and Exchange Commission in September 1999. The purpose of the Plan is to promote the overall financial objectives of the Company and its stockholders by motivating those persons selected to participate in the Plan to achieve long-term growth of the Company and by retaining the association of those individuals who are instrumental in achieving this growth. The aggregate maximum number of shares of the Common Stock for which options may be granted under the Plan is 10,000,000 shares. As of September 30, 1999, no shares have been granted under the Plan.



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

     Income before income taxes was $257,770 and $157,999 for the three months ended September 30, 1999 and 1998, respectively. The Company had income before income taxes of $880,258 and $452,097 for the nine months ended September 30, 1999 and 1998, respectively. The Company experienced a decrease in the average monthly buy rate from 17.0% and 18.2% for the three and nine months ended September 30, 1998, respectively, to 13.0% and 13.7% for the three and nine months ended September 30, 1999, respectively. The decline in the buy rates caused the pay-per-view buy revenue to decrease approximately $160,223 and $408,005 for the three and nine months ended
September 30, 1999, respectively. Although the pay-per-view buy revenue decreased, the Company had an increase in feature revenue of $18,456 and $132,191 for the three and nine months ended September 30, 1999, respectively, as a result of the Company serving approximately 1,000,000 more full-time subscribers at September 30, 1999 when compared to September
30, 1998. PPV+ service revenue decreased $35,878 and $75,658 for the three and nine months ended September 30, 1999, respectively, primarily as a result of the buy rate decrease.

     The Company had net income of $580,971 for the nine months ended
September 30, 1999, compared to $262,097 for the nine months ended September
30, 1998. Included in the net income is income tax of $299,287 for the nine months ended September 30, 1999, compared to $190,000 for the nine months ended September 30, 1998. As of September 30, 1999, the Company's net operating loss carryforward is approximately $2,700,000 on a tax reporting basis (see Note 5 to the Company's financial statements).

     Service expenses decreased $104,870 and $413,934 for the three and nine months ended September 30, 1999, respectively. This is a result of a decrease in trunk expense due to the buy rate decrease (see above) and a reduction in the telephone rates charged by MCIWorldcom effective January 1, 1999.

     As of September 30, 1999, the Company was serving approximately
12,200,000 full-time cable subscribers and 4,100,000 part-time subscribers, compared to approximately 11,200,000 full-time cable subscribers and 1,300,000 part-time subscribers served as of September 30, 1998. The part-time subscribers did not significantly contribute to the revenue or service expenses for the nine months ended September 30, 1999 or 1998. However, during the nine months ended September 30, 1999, 58,000 part-time subscribers converted to using the Company's service on a full-time basis.

     During the nine months ended September 30, 1999, the Company purchased
$214,831 of equipment compared to $198,101 purchased during the nine months ended September 30, 1998. Depreciation accounted for 17% of total operating expenses for each of the nine months ended September 30, 1999 and 1998.
Selling and marketing expenses stayed approximately the same for the three months ended September 30, 1999 and decreased 4% for the nine months ended
September 30, 1999. The decrease for the nine months ended September 30, 1999, is partially a result of a decrease in commission expense as a result of fewer cable subscribers being added to the Company's Service during the nine months ended September 30, 1999 when compared to same period of 1998.
General and administrative expenses increased 5% for the three months ended
September 30, 1999 and decreased 3% for the nine months ended September 30, 1999, respectively. The increase for the three months ended September 30, 1999, is due partially to an increase in payroll as a result of salary increase and increases in various other expense categories. The decrease for the nine months ended September 30, 1999 is due largely to a decrease in legal expense of $25,443. During the nine months ended September 30, 1998, additional legal expenses were incurred as a result of a pending lawsuit filed by a former employee of the Company. This lawsuit was settled during June 1998.

      Total liabilities decreased $959,885 and total assets decreased
$695,600 for the nine months ended September 30, 1999. The decrease in total liabilities was partially a result of a decrease in accounts payable of $277,454. The accounts payable at December 31, 1998, was higher than usual as a result of an $84,000 equipment purchase and DS3 trunk invoices of approximately $100,000 that were on hold due to incorrect billing. These invoices were paid during January 1999. There was also a decrease in notes payable - majority stockholder of $793,178 and a decrease in accrued interest - majority stockholder of $274,663 due to debt repayment.
Partially offsetting the above decreases is an increase in accrued dividends on preferred stock of $316,683. The decrease in assets is partially attributable to a decrease in deferred tax asset of $320,272, and an increase in accumulated depreciation of $544,264. The Company's days for sales in accounts receivable is 49 days for the nine months ended September
30, 1999 compared to 50 days for the nine months ended September 30, 1998.
The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operating activities of $929,709 during the nine months ended September 30, 1999 compared to $1,583,035 for the nine months ended September 30, 1998. Net cash provided by operating activities decreased as a result of the payment of equipment purchases and DS3 trunk invoices that were outstanding as of December 31, 1998 (see above) and a decrease in accrued interest majority stockholder as a result of paying interest during the nine months ended September 30, 1999.
During 1998, no interest was paid to the majority stockholder. All payments were applied to loan principal and are in the cash flows from financing activities section of the statement of cash flows. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,445,507 for the nine months ended September 30, 1999, compared to positive cash flow from operating activities of $1,137,928 for the nine months ended September 30, 1998.

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the
Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC
Bank to a fixed rate of 12%. Interest on one of the loans in the principal amount of $1,471,272 as of December 31, 1998, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. No Preferred Stock has been issued for 1998 or 1999 accrued interest. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation the Company's non-interest bearing note in the amount of $541,000.

     The Company remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 1999, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2001. Nevertheless, the Company intends to continue to voluntarily make monthly payments of $150,000 to Mr. Lenfest. On
January 1, 1999, the Company began to pay current monthly interest payments to Mr. Lenfest from the $150,000 monthly payment. The balance of the payment is applied to loan principal. During the nine months ended
September 30, 1999, the Company made total payments of $1,350,000 to Mr.
Lenfest (see Note 6 to the Company's financial statements). Management believes that the Company will have sufficient funds to continue such repayments and will be able to fund its core business from operating cash flow through December 31, 1999. The aggregate outstanding loan balance due to Mr. Lenfest as of September 30, 1999, is $1,626,534 in loan principal and $2,420,174 in accrued interest.

     The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates. As noted above, the Company experienced a decrease in the average monthly buy rate from 17.0% and 18.2% for the three and nine months ended September 30, 1998, to 13.0% and 13.7% for the three and nine months ended September 30, 1999, respectively. Hence, there can be no assurance that buys rates will increase or will remain at their current level.

     The Company's software for its pay-per-view ANI ordering is "Year
2000 Compliant". The Company's long distance telecommunications provider, MCIWorldcom, has informed the Company that it has implemented a Strategic
Year 2000 Compliance Plan in which appropriate remedial action to non-compliant elements is being performed. According to MCIWorldcom the network systems that support customer voice and data traffic are remediated and Year 2000 tested and the application components that comprise MCIWorldcom's major revenue products and services are Year 2000 ready. MCIWorldcom has stated that it plans to focus on continued integration and interoperability testing, preparation and testing of contingency plans, independent verification and validation of the work already complete, and change management to achieve ongoing compliance. Finally, MCIWorldcom has stated that it will complete decommissioning projects, customer-specific migrations/upgrades, and selected internal and international systems.

     MCIWorldcom has stated that they have completed their Year 2000
Business Contingency Master Plan to address any unforeseen problems that may occur. The Year 2000 contingency plan is based on the recovery plans
MCIWorldcom already has in place for other emergencies - fiber cuts, weather-related outages, and outages by other common carriers. MCIWorldcom has stated that they have completed three main phases of contingency planning: Organizational Planning, Business Impact Analysis, and Detailed
Contingency Planning. The fourth phase, Preparation and Testing, is ongoing through the end of 1999. Certain systems have been designated as high-level mission-critical systems. They include systems that affect
Network/Traffic Flow, Data Integrity, Customer Communications/Call
Handling, and Core Business Processes.

     In the event that MCIWorldcom has an unforeseen problem that its contingency plan can not correct, there exists the possibility that the Company would not be able to receive telephones calls from the cable operator subscribers, and therefore, could not process any orders. In the event MCIWorldcom does not correct the problem within a reasonable amount of time the Company would change service to another telecommunications provider who is not experiencing Year 2000 problems. Such a switch could take from two to four weeks to complete. In addition, there is no guaranty that other telecommunication providers will not be experiencing similar
Year 2000 problems.

    The Company has verified, through testing, that all but one of the cable operator billing vendors, to whom the Company transmits the pay-per-view ordering data, are Year 2000 compliant. The Company has received Year
2000 compliance certificates from these billing vendors. The one remaining billing vendor has determined, through its own internal testing, that its billing system protocol has no date and time components and, therefore, informed the Company that it will not be testing with the Company. In the event that the billing vendors are not fully Year 2000 compliant, the Company would not be able to transfer information regarding pay-per-view orders, and therefore, no pay-per-view orders could be fulfilled. The
Company's contingency plan would be determined by the cable operator's decision with respect to selecting a different billing vendor.

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

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

4.5 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8, dated September 23, 1999)

10.1   Distributorship Agreement, dated November 2, 1989, between the
       Company and Science (incorporated by reference to the 1989 Form
       10-K).

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

11.    Statement re:  Computation of Per Share Earnings (see the Company's
       September 30, 1999 Financial Statements included herein).

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 11/15/99       By:/s/Frank J. Carcione
                      ------------------------------------------------------
                      Frank J. Carcione, President (Chief Executive Officer)



Dated: 11/15/99       By:/s/Irene A. DeZwaan
                      -----------------------------------------------------
                      Irene A. DeZwaan, Treasurer (Controller)




