Form 10KSB
period 1999-12-31
TELVUE CORP
filed 2000-03-28
CIK 839443

                              FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1999

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

Issuer's telephone number, including area code:  856-273-8888
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

      Title of Each Class

      Common, $0.01 per share par value

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                              ----
Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Issuer's revenue for the fiscal year ended December 31, 1999 was $5,619,968.

The Market Value of voting stock held by non-affiliates of the Issuer March 10, 2000, based on a per share average bid and asked price of $.52 was $5,034,664.

Number of shares of Issuer's common stock outstanding as of March 10, 2000: 24,539,500 shares.

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

  The Company's equipment for providing the Service nationwide is located at the Company's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. The Company believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). The Company serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. The Company believes it receives a favorable trunk usage rate from MCIWorldcom.

     The equipment used to provide the Service is owned and installed by the Company. As of December 31, 1999, the Company had contracts to provide service to 704 cable television systems, serving approximately 15.8 million full-time subscribers and 1.3 million part-time subscribers. Part-time subscribers are subscribers who only use the Company's ANI service for major special events, such as boxing, wrestling and concerts. The Company is marketing and providing service to cable television systems on a part-time basis because it wants cable television systems who are using alternate pay-per-view ordering services to become familiar and comfortable with the Company's ANI service in anticipation that these cable television systems may choose to use the Company's ANI service on a full-time basis.

     The Company's contracts with cable television system operators cover the provision of ANI order entry services at a specified rate per subscriber order. Cable television systems are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, enhanced feature fees and PPV+ service promotion fees. Monthly charges are due and payable to the Company within twenty days of the end of each month. Generally, the contracts carry an initial term of three years with automatic renewal unless a party gives notice of non-renewal prior to the renewal date. Generally, the contracts are terminable at will upon ninety days prior notice. Each contract is also terminable upon default by a party. In addition, the contract is also assignable upon the sale or transfer of the business or assets of the cable operator.

      The Company's business is oriented principally to the provision of services, and it does not engage in the manufacture of equipment required to provide its services. During 1999, the Company purchased its required ANI equipment and software from Telco Solutions, Inc.

      For information regarding the Company's revenue, operations and assets, please refer to the Company's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation.

LICENSES

     The company has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. On August 4, 1998, the Company filed a patent application with the U.S. Patent and Trademark Office related to this system and subsequently also filed corresponding foreign patent applications.
The patenting process is still in progress at this time.


     The Company has previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). The Company possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. The Company purchased no SARUs from Atlas Telecom during 1999. There is no affiliation between the Company and Atlas Telecom other than a customer and supplier relationship.

     The Company pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license, within the United States, for use of pay-per-view application software which resides on two (2) communication subsystems ("HPs") that the Company owns. The Company purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. The Company purchases LINK ONs in place of SARUs because the LINK ONs are more cost effective. The Company pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license, within the United States, for use of the pay-per-view application software residing on the LINK ONs. The Company purchased two (2) LINK ONs during 1999.

     The Company also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). The Company holds a perpetual, no charge, nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

      Sales of the Company's services to date have been made to operating cable television companies with a broad geographical distribution. Relations with all customers are good.

      The Company's business is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services are the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. The Company believes its services resolve these pay-per-view ordering problems. As of December 31, 1999, there are four (4) Multi System Operators ("MSOs") who individually comprise greater than 10% of the Company's annual service revenue. These percentages may vary as contracts with additional cable companies are concluded and as cable operators continue to consolidate their systems with other cable operators.

COMPETITION

     The Company uses telephone company grade, feature laden equipment for its automated pay-per-view order processing service. The Company has a strong reputation for offering customer friendly features and excellent customer service. In addition, the Company offers 24-hour customer service and reliability with near zero down time, particularly under heavy load during major special events. Although competition is strong from the Company's major competitor, the Company is attracting significant numbers of new customers. The Company's aggressive marketing strategies and reputation allowed it to grow its full-time customer base by 39% to approximately 15.8 million full-time addressable homes in 1999, which makes it the largest service provider of ANI pay-per-view ordering service to the cable industry. The Company plans to continue its marketing approach during 2000 and believes that strategy will provide continued growth in numbers of subscribers.

EMPLOYEES

      At December 31, 1999, the Company had 17 full-time employees. Additional personnel may be added as the Company's business develops and as circumstances require.

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

ITEM 2.     PROPERTIES

      The Company leases office space of approximately 8,700 square feet in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2004. The office space is used to house the equipment used to provide the Service as well as the Company's present executive, sales, secretarial and technical support personnel.

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

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for the Company's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 1999                          HIGH                    LOW
      ------------                          ----                    ---

        First                               $.22                   $.10

        Second                              $.08                   $.06

        Third                               $.10                   $.06

        Fourth                              $.06                   $.055


      QUARTER 1998
      ------------

        First                               $.09                   $.06

        Second                              $.23                   $.08

        Third                               $.10                   $.06

        Fourth                              $.11                   $.03

      As of March 10, 2000, there were 379 holders of record of the Common Stock of the Company.

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

      Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of March 10, 2000, 18,257,070 shares of the Company's Common Stock were entitled to 10 votes per share. The remaining 6,282,430 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock which are entitled to ten votes per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Net income before income taxes was $1,011,547 for the year ended December 31, 1999, compared to $781,158 for the year ended December 31, 1998. The Company experienced a decrease in the average monthly buy rate from 17.2% for the year ended December 31, 1998, to 12.8% for the year ended December 31, 1999. The drop in the buy rate caused the pay-per-view buy revenue to decrease approximately $616,560. The Company believes the decrease in the buy rates for the year ended December 31, 1999, is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems. Although the pay-per-view buy revenue decreased, the Company had an increase in feature revenue of $132,971 as a result of the Company serving approximately 4,400,000 more full-time subscribers at December 31, 1999. PPV+ service revenue decreased $51,091 for the year ended December 31, 1999, also as a result of the buy rate decrease.

     The Company had net income of $650,475 for the year ended December 31, 1999 compared to $472,773 for the year ended December 31, 1998. Included in net income is income tax expense $361,072 for the year ended December 31, 1999 compared to $308,385 for the year ended December 31, 1998. As of December 31, 1999, the Company's net operating loss carryforward is approximately $2,700,000 on a tax reporting basis (see Note 7 to the Company's financial statements).

     Service expenses decreased $346,196 for the year ended December 31, 1999. This is primarily a result of a decrease in trunk expense of $368,213 due to the buy rate decrease (see above) and a reduction in the telephone rates charged by MCIWorldcom.

     As of December 31, 1999, the Company was serving approximately 15,800,000 full-time cable subscribers and 1,300,000 part-time subscribers, compared to approximately 11,400,000 full-time cable subscribers and 1,300,000 part-time subscribers served as of December 31, 1998. The part-time subscribers did not significantly contribute to the revenue or service expenses for the year ended December 31, 1999 and 1998.

     During the year ended December 31, 1999, the Company purchased $254,109 of equipment compared to $303,996 purchased during the year ended December 31, 1998. Depreciation accounted for 16% of total operating expenses for the year ended December 31, 1999, compared to 18% for the year ended December 31, 1998. For the year ended December 31, 1999, both selling and marketing expenses and general and administrative expenses remained relatively constant with decreases of less than 1% each.

      Total liabilities decreased $1,180,626 and total assets decreased $951,895 for the year ended December 31, 1999. The decrease in total liabilities was partially a result of a decrease in accounts payable of $156,704. The accounts payable at December 31, 1998, was higher than usual as a result of an $84,000 equipment purchase and DS3 trunk invoices of approximately $100,000 that were on hold due to incorrect billing. These invoices were paid during January 1999. There was also a decrease in notes payable - majority stockholder of $1,161,613 and a decrease in accrued interest - majority stockholder of $274,663 due to debt repayment. Partially offsetting the above decreases is an increase in accrued dividends on preferred stock of $422,244. The decrease in assets is partially attributable to a decrease in deferred tax asset of $382,057, and an increase in accumulated depreciation of $660,830. The Company's days for sales in accounts receivable is 50 days at December 31, 1999 compared to 51 days at December 31, 1998. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operating activities of $1,287,601 for the year ended December 31, 1999 compared to $2,212,197 for the year ended December 31, 1998. Net cash provided by operating activities decreased as a result of the payment of equipment purchases and DS3 trunk invoices that were outstanding as of December 31, 1998 (see above) and as a result of paying interest on the loans to the majority stockholder during the year ended December 31, 1999. During 1998, no interest was paid to the majority stockholder. All 1998 payments were applied to loan principal and are in the cash flows from financing activities section of the statement of cash flows. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,699,684 for the year ended December 31, 1999, compared to positive cash flow from operating activities of $1,667,593 for the year ended December 31, 1998.

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the $2,500,000 of proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans in the principal amount of $717,099 as of December 31, 1999, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. No Preferred Stock has been issued for 1998 accrued interest and the 1999 interest was paid in cash. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation the Company's non-interest bearing note in the amount of $541,000.

     The Company remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 1999, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2001. Nevertheless, the Company intends to continue to voluntarily make monthly payments of $125,000 to Mr. Lenfest during 2000. On January 1, 1999, the Company began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment. The balance of the payment is applied to loan principal. During the year ended December 31, 1999, the Company made monthly payments to Mr. Lenfest of $150,000 bringing the total payments for the year to $1,800,000. The Company intends to make monthly repayments to Mr. Lenfest in the amount of $125,000 throughout 2000 and management believes it will be able to fund its core business from operating cash flow through December 31, 2000. The aggregate outstanding loan balance due to Mr. Lenfest as of December 31, 1999, is $1,258,099 in loan principal and $2,420,174 in accrued interest (see Note 4 to the Company's financial statements).

     The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, the Company experienced a decrease in the average monthly buy rate from 17.2% for the year ended December 31, 1998, to 12.8% for the year ended December 31, 1999, respectively, partially as a result of movement of cable operators to impulse ordering on digital cable systems. Some cable operators have begun deploying digital services to their customers. These digital services will allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where the cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using the Company's service. The long-term effect of the deployment of digital two-way service on the Company is not clear. The deployment of digital cable and the activation of two-way service require a significant capital commitment from the cable operator. In addition, the Company has found that some cable operators with digital service have chosen to use the Company's single number ordering technology for pay-per-view ordering. In addition, the Company believes that the Company's patent pending Internet pay-per-view technology for pay-per-view order processing may be used by cable operators as an additional method for the operator's customers to order pay-per-view movies and events. The Company intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position the Company to continue to be the cable operator's provider of choice for processing pay-per-view orders. There can be no assurances that the Company will be successful in this effort, however.

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

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

      The following table sets forth certain information as of December 31, 1999 with respect to each of the Company's directors and officers.

                                            POSITION(S) WITH       DIRECTOR
NAME                          AGE             THE COMPANY           SINCE
----                          ---           ----------------       --------

H.F. (Gerry) Lenfest          69            Chairman of the          1989
                                            Board and Director

Frank J. Carcione             59            President,               1990
                                            Chief Executive
                                            Officer, and Director

Joseph M. Murphy              46            Executive Vice           1997
                                            President of Sales
                                            & Operations, and
                                            Director

H. Chase Lenfest              35            Director                 1999

Brook J. Lenfest              30            Director                 1999

Irene A. DeZwaan              36            Secretary & Treasurer

      The directors of the Company receive no compensation.

      All directors serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. All officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE

      H. F. Lenfest has been a director of the Company since 1989. Mr. Lenfest is currently a member of the Lenfest Group, LLC, a privately owned holding company for a group of companies owned by the Lenfest family. From 1974 until January 2000, Mr. Lenfest was the President, CEO and a director of Lenfest Communications, Inc. and each of its subsidiaries. Lenfest Communications, Inc. and its subsidiaries were engaged in operating cable television systems, and providing cable advertising and programming.

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

	H. Chase Lenfest has been a director of the Company since June 1999. Since January 2000, Mr. Chase Lenfest has been the Vice President of Local Sales of Starnet, L.P., the successor interest to Starnet, Inc. From December 1998 until January 2000, Chase Lenfest was the Vice President of Local
Sales of Lenfest Advertising, Inc., a subsidiary of Lenfest Communications, Inc. From January 1996 through January 1997, he was the Regional Photo Classified Manager of Lenfest Programming Services, Inc., a subsidiary of Lenfest Communications, Inc. From February 1994 through January 1996, he was employed by the Company as a Special Projects Manager. From March 1988 until January 1994, he was a stockbroker with Wheat First Butcher & Singer. He is the son of H.F. Lenfest.

	Brook J. Lenfest has been a director of the Company since June 1999. Since January 2000, Mr. Brook Lenfest has been the Chairman and CEO of NetCarrier, Inc., an internet service provider. He was the Vice President-Business Development for Suburban Cable TV Company, Inc., a subsidiary of Lenfest Communications, Inc. from May 1997 until January 2000. Mr. Brook Lenfest was a Vice President and Director of Operations for Starnet, Inc.,
a subsidiary of Lenfest Communications, Inc., and was an officer of Starnet
Inc. from January 1995.   He was Vice President-Business Development,
Director of Communications and Product Manager, for Starnet, Inc. from January 1994 to 1995. From 1993 to 1994 he was a Marketing Manager for South Jersey Cablevision (now Lenfest Atlantic, Inc.), a subsidiary of Lenfest Communications, Inc. Prior to 1993, he held various positions at Garden State Cablevision. He is the son of H.F. Lenfest.

     Irene A. DeZwaan, CPA, has been the Secretary and Treasurer of the Company since in July 1993. Prior to this appointment, Ms. DeZwaan had been the Manager of Finance and Administration of the Company since November 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, there are no events of delinquent filing requiring disclosure under Item 405 of Regulation S-K, except that each of Frank Carcione, Joseph Murphy and Irene DeZwaan did not timely file a Form 5 with respect to grant to them on June 29, 1999 of options to acquire 300,000, 250,000 and 200,000, respectively, under the Company's 1999 Stock Option Plan.

ITEM 10.    EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE
                        --------------------------

                          ANNUAL COMPENSATION   OTHER     RESTRICTED
NAME AND                                        ANNUAL      STOCK     OPTIONS/
PRINCIPAL POSITION YEAR   SALARY COMMISSIONS COMPENSATION   AWARDS    SARs (#)
----------------------    ------ ----------- ------------ ---------- ---------

Frank J. Carcione  1999  $140,400     -       $3,510(1)      -      300,000(2)
CEO                1998   135,000     -        3,375(1)   $9,219(3)
                   1997   124,950     -        3,124(1)      -


Joseph Murphy      1999  $97,519  $45,799     $2,438(1)      -      250,000(4)
Executive Vice     1998   93,767   21,448      2,344(1)   $7,375(5)
President of Sales 1997   89,302   44,155      2,233(1)      -
& Operations

(1) Company funded contributions to the Company's Simplified Pension Plan
(SEP).

(2) Includes 300,000 shares of common stock granted to Frank J. Carcione under the 1999 Stock Option Plan at a purchase price of $.07 per share.

(3) Includes 125,000 shares of common stock awarded to Frank J. Carcione at a value of $.07375 per share.

(4) Includes 250,000 shares of common stock granted to Joseph Murphy under the 1999 Stock Option Plan at a purchase price of $.07 per share.

(5) Includes 100,000 shares of common stock awarded to Joseph Murphy at a value of $.07375 per share.


             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
             --------------------------------------

                          INDIVIDUAL GRANTS
---------------------------------------------------------------------------
                  NUMBER OF       PERCENT OF TOTAL
                  SECURITIES      OPTIONS/SARs
                  UNDERLYING      GRANTED TO        EXERCISE
                  OPTIONS/SARs    EMPLOYEES IN      OR BASE      EXPIRATION
NAME              GRANTED (#)     FISCAL YEAR       PRICE($/SH)      DATE
----------        ------------    ----------------  -----------  ----------
Frank J. Carcione
President & CEO       300,000         18%             $.07         6/28/09

Joseph Murphy
Executive Vice
President of Sales
& Operations          250,000         15%             $.07         6/28/09




  AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION VALUES
  ----------------------------------------------------------------------------
                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
-----                   ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE
                     ----------  --------    -------------    -------------

Frank J. Carcione        -           -           75,000             - (1)
President & CEO                               exercisable
                         -           -          225,000             - (1)
                                              unexercisable

Joseph Murphy            -           -           62,500             - (1)
Executive Vice President                      exercisable
of Sales & Operations       -           -       187,500             - (1)
                                              unexercisable


(1) Value calculated based upon the average of the bid and ask price on 12/31/99 which is less than the exercise price.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 10, 2000, certain information with respect to each person who was known to the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)
--------------------            -----------------              ----------

H.F (Gerry) Lenfest               67,931,746 (2)                87.2% (2)
1332 Enterprise Drive
West Chester, PA 19380
Chairman of the Board and Director

(1) As of March 10, 2000, 24,539,500 shares of Common Stock were outstanding.

(2) Includes 23,459,133 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes Warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock as of December 31, 1999, which may be converted into shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of March 10, 2000, certain information with respect to the Common Stock beneficially owned by the directors and executive officers of the Company and by all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel, NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)
--------------------            -----------------              ----------

H.F. (Gerry) Lenfest              67,931,746  (2)                87.2% (2)
Chairman of the Board
and Director

Frank Carcione                       425,000  (3)                  1.7%
Chief Executive Officer,
President and Director

Joseph M. Murphy                     350,000  (4)                  1.4%
Executive Vice President
of Sales and Operations and
Director

All Directors and                 68,981,746(2)(3)(4)(5)           87.7%
Officers as a Group
(6 Persons)

(1) As of March 10, 2000, 24,539,500 shares of Common Stock were outstanding.

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

(3) Includes 300,000 shares issuable to Frank J. Carcione upon exercise of stock options held by Mr. Carcione, of which 75,000 shares are currently exercisable and have been exercised.

(4) Includes 250,000 shares issuable to Joseph Murphy upon exercise of stock options held by Mr. Murphy, 62,500 shares are currently exercisable, of which 60,000 shares have been exercised.

(5) Includes 200,000 shares issuable to Irene DeZwaan upon exercise of stock options held by Ms. DeZwaan, 50,000 shares are currently exercisable and have been exercised.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 1999, the Company was indebted to Mr. Lenfest in the principal amount of $1,258,099 and accrued interest of $2,420,174. During 1999, Mr. Lenfest agreed to accept payments at the rate of $150,000 per month. (See Management's Discussion and Analysis or Plan of Operation and
Note 4 of the 1999 financial statements of the Company).

      The Company provided its ANI services to subsidiaries of Lenfest Communications, Inc. ("LCI"), a company that had operated under the control of Mr. Lenfest until January 2000. The Company recognized revenues of approximately $390,000 from the LCI subsidiaries during 1999. (See Note 9 of the 1999 financial statements of the Company).

     In May 1999, the Company established a stock option plan. Under this plan, the Company may grant options for up to 10 million shares of common stock. As of December 31, 1999, 1,625,000 options have been granted and 367,500 options are vested and exercisable (See Note 6 of the 1999 financial statements of the Company).

     Other related transactions are described in Notes 4, 6 and 9 of the 1999 financial statements of the Company.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

      Report of Independent Certified Public Accountants dated January 31,
      2000.

      Balance Sheets as of December 31, 1999 and 1998.

      Statements of Operations for the years ended December 31, 1999 and 1998.

      Statements of Stockholders' Deficit for the years ended December 31, 1999 and 1998.

      Statements of Cash Flows for the years ended December 31, 1999 and 1998.

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

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

4.5 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8, dated September 23, 1999), (the "1999 Stock Option Plan")).

4.6   Form of ISO Option Agreement issued pursuant to the 1999 Stock Option
      Plan.

4.7   Form of NQSO Option Agreement issued pursuant to the 1999 Stock
      Option Plan.

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

10.11 Loan Agreement dated December 24, 1991, between the Company and H.F. Lenfest (incorporated by reference to the 1991 Form 10-K).

10.12 Lease Agreement for office space and the First Amendment to Lease dated March 30, 1994 ("Office Lease Agreement"), between the Company and Bloom Associates (incorporated by reference to the 1994 Form 10-
      KSB).

10.13 Letter effective as of March 31, 1999, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2001 (incorporated by reference to the March 31, 1999, Form 10-QSB).

10.14 Second Amendment to Office Lease Agreement Dated May 5, 1999, between the Company and Bloom Associates.

11. Statement re: Computation of Per Share Earnings (see the Company's December 31, 1999 Financial Statements included herein).


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

SIGNATURES                            TITLE                   DATE


--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Frank J. Carcione                Director                  3/27/00
--------------------------------
Frank J. Carcione

/s/Joseph Murphy                    Director                  3/27/00
--------------------------------
Joseph Murphy

/s/H. Chase Lenfest                 Director                  3/27/00
--------------------------------
H. Chase Lenfest

/s/Brook Lenfest                    Director                  3/27/00
--------------------------------
Brook Lenfest

                            EXHIBIT INDEX


4.6   Form of ISO Option Agreement issued pursuant to the 1999 Stock
      Option Plan.

4.7   Form of NQSO Option Agreement issued pursuant to the 1999 Stock
      Option Plan.

10.14 Second Amendment to Office Lease Agreement Dated May 5, 1999, between the Company and Bloom Associates.

EXHIBIT 4.6

                          TELVUE CORPORATION

                         1999 STOCK OPTION PLAN

                          ISO OPTION AGREEMENT


	THIS INCENTIVE STOCK OPTION ("ISO") Agreement is made as of June 29, 1999 by and between TELVUE CORPORATION, a Delaware corporation (the "Company"), and ______________ (the "Optionee").


	WITNESSETH:

	1. GRANT. Effective as of the date hereof (the "Date of Grant"), the Company hereby grants to the Optionee an option (the "Option") to purchase on the terms and conditions hereinafter set forth all or any part of an aggregate of ____ shares of the Company's Common Stock, par value $0.01, (the "Option Shares"), at the purchase price of $[Insert Price] per share (the "Option Price"). The Optionee shall have the cumulative right to exercise the Option, and the Option is only exercisable, as follows:

     NUMBER OF OPTION SHARES THAT                     TOTAL OPTION SHARES
     MAY BE PURCHASED ON OR AFTER:                    -------------------
     ----------------------------

    DATE        DATE        DATE        DATE
   _______     _______     _______     _______            ______________

	2. TERM. The Option granted hereunder shall expire in all events at 5:00 p.m. (local time in Philadelphia, Pennsylvania) on June 28, 2009 (the "Expiration Date"), unless sooner terminated as provided in Subparagraphs
(a), (b), (c), (d), (e) or (f) below.

		(a) TERMINATION FROM EMPLOYMENT. The Option shall terminate three(3) months after the Optionee's employment with the Company is terminated for any reason other than (i) disability (within the meaning of section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the "Code"); "Disability") or death, or (ii) circumstances described in Subsection (2)(b) below. During such three-month period the Optionee may purchase any remaining Option Shares that could have been purchased on the date Optionee's employment terminated, but may not purchase any Option Shares that would otherwise first become purchasable after Optionee's employment terminated.

		(b) DISMISSAL FOR CAUSE. The Option shall immediately terminate upon termination of the Optionee's employment with the Company if the Optionee is dismissed from employment with the Company for Cause (as defined below). In addition to the immediate termination of the Option, the Optionee shall automatically forfeit all vested Option Shares for which the Company has not yet delivered the share certificates upon refund by the Company of the Option Price for such Option Shares.

		(c) DISABILITY OR DEATH. The Option shall terminate one (1) year after Optionee's employment with the Company is terminated by reason of the Optionee's Disability or death. During such one-year period the Optionee (or the Optionee's heirs or legal representatives if Optionee is deceased) may purchase any remaining Option Shares which could have been purchased on the date Optionee's employment terminated, but may not purchase any Option Shares which would otherwise first become purchasable after Optionee's employment terminated.

		(d) CHANGE IN CONTROL. In the event of a Change in Control (as defined in the Plan), the Committee may either (i) accelerate the termination date of the Option to a date no earlier than thirty (30) days after notice of such acceleration is given to the Optionee whereupon the Option shall become immediately exercisable in full or (ii) terminate any Option which has not then vested.

		(e) CHANGE IN ACCOUNTING TREATMENT. If the Committee finds that a change in the financial accounting treatment for options granted under the Plan (as defined below) from that in effect on the date of the Plan was adopted, materially and adversely affects the Company or, in the determination of the Committee, may materially and adversely affect the Company in the foreseeable future, the Committee may, in its discretion, set an accelerated termination date for the Option. In such event, the Committee may take whatever other action, including acceleration of any exercise provisions, it deems necessary.

		(f) LIMITATION ON EXERCISE. No Option may be exercised after five years from the Grant Date if, on the Grant Date the Optionee owns, directly or by attribution under Section 424(d) of the Code, shares possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company.

		(g) DEFINITIONS. For purposes of this Option the following terms shall have the meanings set forth below:

			(i) "Cause" shall mean (A) a breach by the Optionee of his or her employment agreement with the Company, (B) a breach of the Optionee's duty of loyalty to the Company, including, without limitation, any act of dishonesty, embezzlement or fraud with respect to the Company,
(C) the commission by Optionee of a felony, a crime involving moral turpitude or other act causing material harm to the Company's standing and reputation, (D) Optionee's continued failure to perform his duties to the Company or (E) unauthorized disclosure of trade secrets or other confidential or proprietary information belonging to the Company;

			(ii) "Committee" shall refer to the Committee designated to administer the Plan; and

			(iii) "Plan" shall mean the TelVue Corporation, 1999
Stock Option Plan.

	3. GENERAL RULES. To the extent otherwise exercisable, this Option may be exercised in whole or in part except that (i) any partial exercise of this Option must be for a round lot of 100 Option Shares or a whole number multiple thereof and (ii) this Option may in no event be exercised
(A) with respect to fractional shares or (B) after the expiration of the Option term for any reason under Paragraph 2 hereof.

	4. TRANSFERS. No Option granted under the Plan may be transferred, except by will or by the laws of descent and distribution. During the lifetime of the person to whom an Option is granted, such Option may be exercised only by such person. Any attempt at assignment, transfer, pledge or disposition of the Option contrary to the provisions hereof or the levy of any execution, attachment or similar process upon the Option shall immediately cause the Option to terminate, all vested and unvested options to be forfeited and this Option Agreement shall be null and void and without effect. Any exercise of the Option by a person other than the Optionee shall be accompanied by appropriate proofs of the right of such person to exercise the Option.

	5. METHOD OF EXERCISE AND PAYMENT.

		(a) METHOD OF EXERCISE. When exercisable under Paragraphs 1, 2 and 3, the Option may be exercised by written notice, pursuant to Paragraph 10, to the Company's President specifying the number of Option Shares to be purchased. The notice shall also contain the representation described in Paragraph 12, if applicable, and shall be accompanied by payment of the aggregate Option Price of the Option Shares being purchased. Such exercise shall be effective upon the actual receipt by the Company's President of such written notice and payment.
Notwithstanding the above, should the Company be advised by counsel that the issuance of Option Shares upon the exercise of an Option should be delayed pending (A) registration under federal or state securities laws,
(B) the receipt of an opinion that an appropriate exemption therefrom is available, (C) the listing or inclusion of the Option Shares on any securities exchange or in an automated quotation system or (D) the consent or approval of any governmental regulatory body whose consent or approval is necessary in connection with the issuance of such Option Shares, the Company may defer the exercise of any Option granted hereunder until either such event in A, B, C, or D has occurred.

		(b) MEDIUM OF PAYMENT.  An Optionee may pay for Option Shares
(i) in cash, (ii) by certified check payable to the order of the Company, or (iii) by such other mode of payment as the Committee may approve, including payment through a broker in accordance with procedures permitted by Regulation T of the Federal Reserve Board.

	6. ADJUSTMENTS ON CHANGES IN COMMON STOCK. The aggregate number of shares of Common Stock as to which Options may be granted under the Plan, the number of Option Shares covered by each outstanding Option and the Option Price per Option Share specified in each outstanding Option shall be appropriately adjusted in the event of a stock dividend, stock split or other increase or decrease in the number of issued and outstanding shares of Common Stock resulting from a subdivision or consolidation of the Common Stock or other capital adjustment (not including the issuance of Common Stock on the conversion of other securities of the Company which are convertible into Common Stock) effected without receipt of consideration by the Company. The Committee shall have the authority to determine the adjustments to be made under this Section and any such determination by the Committee shall be final, binding and conclusive, provided that no adjustment shall be made which will cause an Option to lose its status as an incentive stock option.

	7. WITHHOLDING. In addition to payment of the Option Price for the Option Shares being purchased, as a condition to the issuance of Option Shares and the delivery of any certificate for such Option Shares, the Optionee shall be required to remit to the Company an amount sufficient to satisfy any federal, state and/or local tax withholding requirements arising in connection with the exercise of the Option. If the Company for any reason does not require the Optionee to make a payment sufficient to satisfy such withholding requirements, any tax withholding payments made by the Company to any federal, state or local tax authority with respect to the exercise of the Option shall constitute a personal obligation of the Optionee to the Company, payable upon demand or, at the option of the Company, by deduction from future compensation payable to the Optionee.

	8. LEGAL REQUIREMENTS. If the listing, registration or qualification of the Option Shares upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary as a condition of or in connection with the purchase of such Option Shares, the Company shall not be obligated to issue or deliver the certificates representing the Option Shares as to which the Option has been exercised unless and until such listing, registration, qualification, consent or approval shall have been effected or obtained. If registration is considered unnecessary by the Company or its counsel, the Company may cause a legend to be placed on the Option Shares being issued calling attention to the fact that they have been acquired for investment and have not been registered.

	9. ADMINISTRATION. The Option has been granted pursuant to, and is subject to the terms and provisions of, the Plan. All questions of interpretation and application of the Plan and the Option shall be determined by the Committee, and such determination shall be final, binding and conclusive.

	10. NOTICES. Any notice to be given to the Company shall be addressed to the President of the Company at its principal executive office, and any notice to be given to the Optionee shall be addressed to the Optionee at the address then appearing on the personnel records of the Company, or at such other address as either party hereafter may designate in writing to the other. Any such notice shall be deemed to have been duly given when deposited in the United States mail, addressed as aforesaid, registered or certified mail, and with proper postage and registration or certification fees prepaid.

	11. EMPLOYMENT. Nothing herein contained shall affect the right of the Company to terminate the Optionee's employment, services, responsibilities, duties, or authority to represent the Company at any time for any reason whatsoever or no reason.

	12. NOTICE OF DISPOSITION. As a condition to the grant of this Option, Optionee agrees to provide written notice to the Company if Optionee sells, transfers or otherwise disposes of any Option Shares on or prior to the later of (a) the date which is two years after the date this Option was granted or (b) the date which is one year after the date the Company transferred the Option Shares to Optionee. The written notice of exercise described in Paragraph 5(a) shall contain a representation that Optionee shall provide written notice to the Company if the Option Shares acquired upon such exercise are sold, transferred or otherwise disposed of within the period described in this Paragraph 12.

	13. 	ADDITIONAL PROVISION.  None.

	14. 	INCORPORATION.  This ISO Option Agreement incorporates by this reference all the terms and conditions set forth in the Plan and except as expressly set forth in Paragraph 13 hereof, if any provision hereof is inconsistent with the terms and conditions set forth in the Plan, the terms and conditions of the Plan shall control. A copy of the Plan is attached hereto as Exhibit A.

	IN WITNESS WHEREOF, the Company has granted this Option as of the day and year first above written.

ATTEST:                                       TELVUE CORPORATION


By:_____________________________
                                              ----------------------------
Secretary                                     Frank J. Carcione, President



      (Corporate Seal)



WITNESS:                                      ACCEPTED BY:

__________________________________            ____________________________


EXHIBIT 4.7

                                  TELVUE CORPORATION

                                1999 STOCK OPTION PLAN

                                 NQSO OPTION AGREEMENT


	THIS NON-QUALIFIED STOCK OPTION ("NQSO") Agreement is made as of [Insert Date of Grant] by and between TELVUE CORPORATION, a Delaware corporation (the "Company"), and ____________________ (the "Optionee").


                                W I T N E S S E T H :

        1. Grant.  Effective as of [Insert Date of Grant] (the
"Date of Grant"), the Company hereby grants to the Optionee an option (the "Option") to purchase on the terms and conditions hereinafter set forth all or any part of an aggregate of ____ shares of the Company's Common Stock, par value $0.01, (the "Option Shares"), at the purchase price of $[Insert Price] per share (the "Option Price"). The Optionee shall have the cumulative right to exercise the Option, and the Option is only exercisable, as follows:

Number of Option Shares that may be             Total Option Shares
Purchased on or after [Insert Date]             -------------------
-----------------------------------
[Date]      [Date]      [Date]      [Date]

______      ______      ______      ______            ___________

        2. Term. The Option granted hereunder shall expire in all events at 5:00 p.m. (local Philadelphia, Pennsylvania time) on [Insert Date - which should be one day short of the tenth anniversary of the date of grant, or earlier] (the "Expiration Date"), unless sooner terminated as provided in Subparagraphs (a), (b), (c), (d), or (e) below.

                (a) Termination from Employment. The Option shall terminate three (3) months after the Optionee's employment with the Company is terminated for any reasons other than (i) disability (within the meaning of section 22(e)(3) of the Internal Revenue Code of 1986, as amended, ("Code"); "Disability") or death, or (ii) circumstances described in Subsection (2)(b) below. During such three-month period the Optionee may purchase any remaining Option Shares that could have been purchased on the date Optionee's employment terminated, but may not purchase any Option Shares that would otherwise first become purchasable after Optionee's employment terminated.

                (b) Dismissal for Cause. The Option shall immediately terminate upon termination of the Optionee's employment with the Company if the Optionee is dismissed from employment with the Company for Cause (as defined below). In addition to the immediate termination of the Option, the Optionee shall automatically forfeit all vested Option Shares for which the Company has not yet delivered the share certificates upon refund by the Company of the Option Price for such Option Shares.

                (c) Disability or Death. The Option shall terminate one (1) year after Optionee's employment with the Company is terminated by reason of the Optionee's Disability or by death. During such one-year period the Optionee (or the Optionee's heirs or legal representatives if Optionee is deceased) may purchase any remaining Option Shares which could have been purchased on the date Optionee's employment terminated, but may not purchase any Option Shares which would otherwise first become purchasable after Optionee's employment is terminated.

                (d) Change in Control. In the event of a Change in Control (as defined in the Plan), the Committee may either (i) accelerate the termination date of the Option to a date no earlier than thirty (30) days after notice of such acceleration is given to the Optionee whereupon the Option shall become immediately exercisable in full or (ii) terminate any Option which has not then vested.

                (e) Change in Accounting Treatment. If the Committee finds that a change in the financial accounting treatment for options granted under the Plan (as defined below) from that in effect on the date of the Plan was adopted, materially and adversely affects the Company or, in the determination of the Committee, may materially and adversely affect the Company in the foreseeable future, the Committee may, in its discretion, set an accelerated termination date for the Option. In such event, the Committee may take whatever other action, including acceleration of any exercise provisions, it deems necessary.

                (f) Definitions. For purposes of this Option the following terms shall have the meanings set forth below:

                        (i) "Cause" shall mean (A) a breach by the Optionee of his or her employment agreement with the Company or an Affiliate, (B) a breach of the Optionee's duty of loyalty to the Company or an Affiliate, including, without limitation, any act of dishonesty, embezzlement or fraud with respect to the Company or an Affiliate, (C) the commission by Optionee of a felony, a crime involving moral turpitude or other act causing material harm to the Company's standing and reputation,
(D) Optionee's continued failure to perform his duties to the Company or an Affiliate or (E) unauthorized disclosure of trade secrets or other confidential or proprietary information belonging to the Company or an Affiliate;

                        (ii) "Committee" shall refer to the Committee designated to administer the Plan; and

                        (iii) "Plan" shall mean the TelVue Corporation, 1999 Stock Option Plan.

        3. General Rules. To the extent otherwise exercisable, this Option may be exercised in whole or in part except that (i) any partial exercise of this Option must be for a round lot of 100 Option Shares or a whole number multiple thereof and (ii) this Option may in no event be exercised (A) with respect to fractional shares or (B) after the expiration of the Option term for any reason under Paragraph 2 hereof.

        4. Transfers. No Option under the Plan may be transferred, except by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder. Any attempt at assignment, transfer, pledge or disposition of the Option contrary to the provisions hereof or the levy of any execution, attachment or similar process upon the Option shall immediately cause the Option to terminate, all vested and unvested options to be forfeited and this Option Agreement shall be null and void and without effect. Any exercise of the Option by a person other than the Optionee shall be accompanied by appropriate proofs of the right of such person to exercise the Option.

        5. Method of Exercise and Payment.

                (a) Method of Exercise.  When exercisable under
Paragraphs 1, 2 and 3, the Option may be exercised by written notice, pursuant to Paragraph 10, to the Company's President specifying the number of Option Shares to be purchased. The notice shall contain the representation described in Paragraph 12 and shall be accompanied by payment of the aggregate Option Price of the Option Shares being purchased. Such exercise shall be effective upon the actual receipt by the Company's President of such written notice and payment. Notwithstanding the above, should the Company be advised by counsel that the issuance of Option Shares upon the exercise of an Option should be delayed pending (A) registration under federal or state securities laws,
(B) the receipt of an opinion that an appropriate exemption therefrom is available, (C) the listing or inclusion of the Option Shares on any securities exchange or in an automated quotation system or (D) the consent or approval of any governmental regulatory body whose consent or approval is necessary in connection with the issuance of such Option Shares, the Company may defer the exercise of any Option granted hereunder until either such event in A, B, C, or D has occurred.

                (b) Medium of Payment. An Optionee may pay for Option Shares (i) in cash, (ii) by certified check payable to the order of the Company, or (iii) by such other mode of payment as the Committee may approve, including payment through a broker in accordance with procedures permitted by Regulation T of the Federal Reserve Board.

        6. Adjustments on Changes in Common Stock. The aggregate number of shares of Common Stock as to which Options may be granted under the Plan, the number of Option Shares covered by each outstanding Option and the Option Price per Option Share specified in each outstanding Option shall be appropriately adjusted in the event of a stock dividend, stock split or other increase or decrease in the number of issued and outstanding shares of Common Stock resulting from a subdivision or consolidation of the Common Stock or other capital adjustment (not including the issuance of Common
Stock on the conversion of other securities of the Company which are convertible into Common Stock) effected without receipt of consideration by the Company. The Committee shall have the authority to determine the adjustments to be made under this Section and any such determination by the Committee shall be final, binding and conclusive.

        7. Withholding. In addition to payment of the Option Price for the Option Shares being purchased, as a condition to the issuance of Option Shares and the delivery of any certificate for such Option Shares, the Optionee shall be required to remit to the Company an amount sufficient to satisfy any federal, state and/or local tax withholding requirements arising in connection with the exercise of the Option. If the Company for any reason does not require the Optionee to make a payment sufficient to satisfy such withholding requirements, any tax withholding payments made by the Company or any Affiliate to any federal, state or local tax authority with respect to the exercise of the Option shall constitute a personal obligation of the Optionee to the Company, payable upon demand or, at the option of the Company, by deduction from future compensation payable to the Optionee.

        8. Legal Requirements. If the listing, registration or qualification of the Option Shares upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary as a condition of or in connection with the purchase of such Option Shares, the Company shall not be obligated to issue or deliver the certificates representing the Option Shares as to which the Option has been exercised unless and until such listing, registration, qualification, consent or approval shall have been effected or obtained. If registration is considered unnecessary by the Company or its counsel, the Company may cause a legend to be placed on the Option Shares being issued calling attention to the fact that they have been acquired for investment and have not been registered.

        9. Administration. The Option has been granted pursuant to, and is subject to the terms and provisions of, the Plan. All questions of interpretation and application of the Plan and the Option shall be determined by the Committee, and such determination shall be final, binding and conclusive.

        10. Notices. Any notice to be given to the Company shall be addressed to the President of the Company at its principal executive office, and any notice to be given to the Optionee shall be addressed to the Optionee at the address then appearing on the personnel records of the Company, or at such other address as either party hereafter may designate in writing to the other. Any such notice shall be deemed to have been duly given when deposited in the United States mail, addressed as aforesaid, registered or certified mail, and with proper postage and registration or certification fees prepaid.

        11. Employment. Nothing herein contained shall affect the right of the Company to terminate the Optionee's employment, services, responsibilities, duties, or authority to represent the Company at any time for any reason whatsoever or no reason.

        12. Notice of Disposition. As a condition to the grant of this Option, Optionee agrees to provide written notice to the Company if Optionee sells, transfers or otherwise disposes of any Option Shares on or prior to the later of (a) the date which is two years after the date this Option was granted or (b) the date which is one year after the date the Company transferred the Option Shares to Optionee. The written notice of exercise described in Paragraph 5(a) shall contain a representation that Optionee shall provide written notice to the Company if the Option Shares acquired upon such exercise are sold, transferred or otherwise disposed of within the period described in this Paragraph 12.

        13. Additional Provision.  None.

        14. Incorporation. This NQSO Option Agreement incorporates by this reference all the terms and conditions set forth in the Plan and except as expressly set forth in Paragraph 13 hereof, if any provision hereof is inconsistent with the terms and conditions set forth in the Plan, the terms and conditions of the Plan shall control. A copy of the Plan is attached hereto as Exhibit A.

	IN WITNESS WHEREOF, the Company has granted this Option as of the day and year first above written.

Attest:	       					TELVUE CORPORATION



By:------------------------------             ----------------------------
Secretary                                      Frank J. Carcione, President


(Corporate Seal)

Witness:                                    ACCEPTED BY:


-------------------------                   -------------------------------

EXHIBIT 10.14

SECOND AMENDMENT TO LEASE
DATED MAY 5, 1999
BETWEEN
BLOOM ASSOCIATES (LANDLORD)
AND
TELVUE CORPORATION (TENANT)



PURSUANT to a Lease dated April 25, 1991 for 2,700 square feet of space known as 18000 Horizon Way, Unit 300, Mt. Laurel, New Jersey; and First Amendment to Lease dated March 30, 1994 (relocating to 16000 Horizon Way, Unit 500 for a total of 8,732 SF); between the aforementioned parties, the following changes shall be made;

        1.  PREMISES:     16000 Horizon Way, Unit 500 Mt. Laurel, NJ 08054

        2.  TERM:         The term of the Lease shall be extended for an
                          additional five (5) years to commence June 1, 1999 and terminating May 30, 2004.

        3.  RENT:         $100,418.00 per year, net;
                            $8,368.17 per month, net.

        4.  OPERATING
            EXPENSES:     $23,663.72 per year; $1,971.98 per month.

        5.  IMPROVEMENTS: Following execution of this Second Amendment to
                          Lease, the Landlord shall repair and steam clean the carpet in Tenant's unit. Landlord and Tenant agree that the carpet shall be cleaned around the furniture and the furniture shall not be moved.

	All other terms and conditions of the original Lease will remain in full force and effect.

                                        BLOOM ASSOCIATES, (Landlord)


                                   By:  /s/Steven Bloom
                                         ----------------
                                         Steven Bloom


                                         TELVUE CORPORATION, (Tenant)


                                   By:   /s/Frank J. Carcione 6/17/99
                                         ---------------------------
                                   Name:  Frank J. Carcione
                                   Title: President