Form 10KSB/A
period 1999-12-31
TELVUE CORP
filed 2000-04-12
CIK 839443

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

This Form 10-KSB/A is being filed to include Part II Item 7 (the "Financial Statements"), of the TelVue Corporation Form 10-KSB for the fiscal year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 28, 2000 ("Form 10-KSB"). A technical error in the filing process caused the Financial Statements not to be included in the EDGAR filing of the Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

TELVUE CORPORATION
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


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

        Statements of Cash Flows

        Notes to Financial Statements



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
TelVue Corporation



We have audited the accompanying balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
January 31, 2000

TELVUE CORPORATION
BALANCE SHEETS
December 31, 1999 and 1998


                                                   1999            1998
                                               -------------   -----------
[S]                                              [C]             [C]
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $   325,698     $  453,569
  Accounts receivable - trade                       752,297        786,083
  Other receivables                                       -          4,910
  Deferred tax asset                                204,000        285,935
  Other current assets                               16,573         11,626
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,298,568      1,542,123

PROPERTY AND EQUIPMENT                            5,039,277      4,791,240
  Less accumulated depreciation                   4,123,653      3,462,823
                                                -----------     ----------
                                                    915,624      1,328,417
OTHER ASSETS
 Deferred tax asset                               1,632,656      1,932,778
 Other assets                                        13,875          9,300
                                                 -----------    ----------
                                                  1,646,531      1,942,078
                                                 -----------    ----------

                                                 $3,860,723     $4,812,618
                                                 ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $ 1,228,198    $ 1,380,000
  Accounts payable                                  355,343        512,047
  Accrued expenses                                  171,610        172,839
  Accrued dividends payable                         844,488        422,244
  Income taxes payable                                    -          8,661
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,599,639      2,495,791

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
of current portion                                   29,901      1,039,712


ACCRUED INTEREST - MAJORITY STOCKHOLDER           2,420,174      2,694,837


REDEEMABLE CONVERTIBLE PREFERRED STOCK,
 $1 par value, 6,900,000 shares authorized,
 3,518,694 shares, issued and outstanding,
 (liquidation value $4,363,182)                   3,518,694      3,518,694


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,199,500 and 24,194,500
  shares issued and outstanding at December
  31, 1999 and 1998, respectively                   241,995        241,945
  Additional paid-in capital                      1,550,985      1,550,535
  Accumulated deficit                            (6,500,665)    (6,728,896)
                                                 -----------    -----------
                                                 (4,707,685)    (4,936,416)
                                                 -----------    -----------
                                                 $3,860,723     $4,812,618
                                                 ===========    ===========
See accompanying notes

TELVUE CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 1999 and 1998

                                                     1999            1998
                                                     ----            ----
REVENUES                                       $ 5,619,968     $ 6,122,249

OPERATING EXPENSES
  Service                                        2,365,664       2,711,860
  Selling and marketing                            588,396         593,862
  General and administrative                       646,623         648,893
  Depreciation                                     666,902         870,095
                                               -----------     -----------
                                                 4,267,585       4,824,710
                                               -----------     -----------

OPERATING INCOME                                 1,352,383       1,297,539

OTHER INCOME (EXPENSE)
  Interest expense                                (363,724)       (507,116)
  Interest income                                   22,638          24,165
  Other income (expense)                               250         (33,430)
                                                -----------     -----------
                                                  (340,836)       (516,381)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                       1,011,547         781,158

INCOME TAX EXPENSE                                 361,072         308,385
                                                ------------    -----------

NET INCOME                                         650,475         472,773

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (422,244)       (422,244)
                                                 -----------   ------------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                            $ 228,231     $    50,529
                                                 ===========   ============

EARNINGS PER COMMON SHARE:
  BASIC                                          $     .01     $         -
                                                 ============  ============
  DILUTED                                        $     .01     $         -
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              24,194,917      24,036,167
                                                ===========     ===========


See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 1999 and 1998

                                      Additional                 Total
                             Common    Paid-In    Accumulated Stockholders'
                              Stock    Capital      Deficit      Deficit
                             -------  ----------  ----------- -------------
BALANCE,
 DECEMBER 31, 1997          $238,145 $1,516,335  $(6,779,425)  $(5,024,945)

Accrued dividends on
redeemable convertible
 preferred stock                   -          -     (422,244)     (422,244)
Issuance of 380,000 shares
 of common stock               3,800     34,200            -        38,000
Net income                         -          -      472,773       472,773
                            --------  ---------  -----------   -----------
BALANCE,
 DECEMBER 31, 1998           241,945  1,550,535   (6,728,896)   (4,936,416)

Accrued dividends on
redeemable convertible
 preferred stock                   -          -     (422,244)     (422,244)
Issuance of 5,000 shares
 of common stock                  50        450            -           500
Net income                         -          -      650,475       650,475
                            --------  ---------  -----------   -----------
BALANCE,
 DECEMBER 31, 1999         $241,995  $1,550,985  $(6,500,665)  $(4,707,685)
                           ========  ==========  ===========   ===========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999 and 1998
                                                    1999          1998
                                                    ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $  650,475    $   472,773
  Adjustments to reconcile net income to
   net cash provided by operating activities
   Depreciation                                    666,902        870,095
   (Gain) on sales or disposal of property and
    equipment                                         (250)             -
   Deferred tax expense                            382,057        286,725
   Issuance of common stock                            500         38,000
 Changes in operating assets and liabilities:
   Accounts receivable - trade and other            38,696        137,025
   Other current assets                             (4,947)          (728)
   Other assets                                     (4,575)             -
   Accounts payable                               (156,704)        88,196
   Accrued expenses                                 (1,229)       (19,466)
   Income taxes payable                             (8,661)        (3,339)
   Deferred trunk credit                                 -       (164,200)
   Accrued interest - majority stockholder        (274,663)       507,116
                                                -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        1,287,601      2,212,197
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (254,109)      (303,996)
  Proceeds from sales or disposal of
   property and equipment                              250              -
                                                 -----------    -----------
NET CASH (USED IN)INVESTING ACTIVITIES            (253,859)      (303,996)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder        (1,161,613)    (1,900,000)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (127,871)         8,201

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                453,569        445,368
                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  325,698     $  453,569
                                                ===========    ===========


See accompanying notes.

TELVUE CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 1999 and 1998

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

During 1999, six customers accounted for 73% of sales and 65% of receivables at December 31, 1999. During 1998, four customers accounted for 50% of sales and 37% of receivables at December 31, 1998.

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

Accounts Receivable - Trade

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1999 and 1998. Historically, the Company has experienced virtually no bad debt.

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

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. Long-lived assets include property and equipment. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value of the assets. The Company also evaluates the depreciation periods of assets, to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 1999, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required.

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

Stock - Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock awards is recorded annually based on the quoted market price of the Company's stock at the date of the grant and the vesting period.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 59,728,815 and 57,027,826 in 1999 and 1998, respectively, were used in the calculation of diluted earnings per common share.

NOTE 2 - SUPPLEMENTARY DISCLOSURES TO STATEMENTS OF CASH FLOWS

  Cash paid (refunded)  during the year for:	1999	         1998

   Interest				               $ 638,387       $      -
                                             =========       ========

   Income taxes				         $ (12,324)      $ 25,000
                                             =========       ========

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 in 1999 and 1998. In 1999 and 1998, the Company issued 5,000 shares of common stock valued at $500 under the Director Compensation Plan (See Note 6). In 1998, the Company issued 375,000 shares of common stock valued at $37,500 to four key employees.

NOTE 3 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1999 and 1998, is as follows:

										Estimated
									     Useful Lives
					 	 1999		  1998	in Years
                                     ----         ----     ------------

 Operating equipment             $ 4,785,771  $ 4,549,957       5
 Office furniture and equipment      213,822      201,599       5
 Leasehold improvements               39,684       39,684       5
                                 ___________  ___________
     					   $ 5,039,277  $ 4,791,240
                                 ===========  ===========

NOTE 4 - NOTES PAYABLE - MAJORITY STOCKHOLDER

Notes payable, unsecured, to the majority stockholder consisted of the following at December 31, 1999 and 1998:

                                                 1999         1998
                                                 ----         ----

 National equipment loan (a)               $   717,099    $ 1,471,272
 Additional lines of credit (b)                      -        407,440
  Notes payable (SDC) (c)                      541,000        541,000
                                            __________    ___________
                                           $ 1,258,099    $ 2,419,712
                                           ===========    ===========

(a) In March 1994, the Company's majority stockholder provided a $1,500,000 line of credit for the purchase of additional equipment to expand the National POP (Point of Presence). Amounts outstanding bear interest at prime plus one percent (1%) and interest is payable quarterly. At the option of the Company, interest may be paid by the delivery of shares of Redeemable Convertible Preferred Stock (see Note 6) at $1 per share. The effective interest rates, at December 31, 1999 and 1998, were 9.5% and 8.75%, respectively.

(b) The Company's majority stockholder has provided several additional lines of credit. Borrowings under all of these lines of credit bear interest at prime plus one percent (1%). There were no outstanding balances at December 31, 1999. The effective interest rates, at December 31, 1998 were all at 8.75%. The availability of additional funding may be terminated at any time if the majority stockholder determines that there is no reasonable prospect that the Company will be able to achieve net income on a consistent basis.

(c) In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") a subordinated note in the amount of $541,000. The note is noninterest-bearing and repayment is restricted to cash not needed for operations as determined by the Company.

The Company has obtained from the majority stockholder an extension of a prior agreement whereby the majority stockholder has agreed not to demand repayment of principal or interest during 2000. However, the Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $125,000 for current interest and loan principal. The Company, at its discretion, may make additional principal payments when the Company has excess cash not needed to fund operations. The Company has, therefore, classified $1,228,198 of the notes payable to the majority stockholder as a short term liability and has classified the balance of the notes payable and the accrued interest as long-term liabilities.

NOTE 5 - LEASES

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:

                Year Ending
                December 31,
                ------------

                   2000                 $124,082
                   2001                  124,082
                   2002                  124,082
                   2003                  124,082
                   2004                   51,701
                                        ________
                                        $548,029
                                        ========

Rental expense under the operating lease for office facilities amounted to $115,681 and $97,798 in 1999 and 1998, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 2000.

NOTE 6 - CAPITAL STOCK

Common Stock Voting Rights and Concentration of Control

Shares of common stock, which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of 2 years prior to the record date of any meeting of stockholders, will be entitled to 10 votes per share in any matters submitted for vote at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors.

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

Redeemable Convertible Preferred Stock

In April 1990, the Company issued 1,250,000 shares of Class A Redeemable Convertible Preferred Stock ("Preferred Stock") for $1,250,000. The Preferred Stock has a par value of $1 per share and pays a cumulative $.06 semiannual dividend. The dividend is payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. Each share of Preferred Stock is convertible into 6.667 shares of common stock at any time, at the option of the holder. The Preferred Stock has a preference of $1 per share plus unpaid dividends in the event of liquidation. The Company may redeem the Preferred Stock at any time for $2 per share. The stockholder of the Preferred Stock is the majority stockholder. The majority stockholder can designate all of the Company's directors and, therefore, could influence the Company's willingness to cause a redemption of the Preferred Stock. As a result, the Preferred Stock has been classified outside of the stockholders' deficit section of the accompanying balance sheets.

Stock Option Plan

In May 1999, the Company established the TelVue Corporation 1999 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant options to acquire up to 10 million shares of common stock. Options granted under the plan are intended to be incentive stock options ("ISO"). The exercise price of each ISO will not be less than the market price of the Company's stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company's stock on the date of the grant. The options expire ten years after the date of the grant. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. As of December 31, 1999, options to purchase 1,625,000 shares of the Company's common stock were granted and outstanding at an exercise price of $.07 per share. At December 31, 1999, 367,500 options were vested and exercisable. There was no significant difference between the amount of compensation recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

Stock Compensation

In December 1997, the Company adopted a Director Compensation Plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $.05 per share. In 1999 and 1998, the Company issued 5,000 shares of common stock under this plan and recognized director compensation expense of $500 each year.

In June 1998, the Company issued 375,000 shares of common stock to four executives as a discretionary bonus. The shares were issued at the fair value on the grant date of $.10 per share. The Company recorded compensation expense of $37,500 with the issuance of these shares.

Common Stock Warrants

In connection with one of the lines of credit discussed in Note 4, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's common stock for $.01 per share, the fair market value of the common stock on the grant date. The warrants provide for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of common stock and other events as defined in the warrant agreement. The warrant holder is entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's common stock issued pursuant to the exercise of the warrants.

NOTE 7 - CORPORATE INCOME TAXES

The provisions for income tax (benefit) consist of the following components:

  Current                                   1999            1998
  -------                                   ----            ----

   Federal (alternative minimum tax)     $ (20,985)      $  21,660
   State                                      -               -
                                         _________        ________
                                           (20,985)         21,660
  Deferred
  --------

   Federal                                 373,121         264,994
   State                                    94,622          73,844
                                         _________        ________
                                           467,743         338,838

   Valuation allowance (decrease)          (85,686)        (52,113)
                                         _________        ________
                                           382,057         286,725
                                         _________       _________
                                         $ 361,072       $ 308,385
                                         =========       =========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                         Federal                 State
                                         -------                 -----
                                     1999       1998        1999       1998
                                     ----       ----        ----       ----
Deferred Tax Assets:

 Accrued interest - stockholder  $  745,716  $  830,347  $ 226,891  $  252,641
 Net operating loss carryforward    904,526   1,215,281    104,635     190,321
 Alternative minimum tax credit          -       33,000          -           -
                                 __________  __________  _________  __________
       Gross Deferred Tax Asset   1,650,242   2,078,628    331,526     442,962

Deferred Tax Liabilities:

 Property and equipment,
  principally due to
  differences in depreciation       (31,034)    (86,299)    (9,443)    (26,257)
                                 __________   _________   ________   _________
 Net deferred tax asset before
  valuation allowance             1,619,208   1,992,329    322,083     416,705
  Valuation allowance                     -           -   (104,635)   (190,321)
                                 __________   _________   ________   _________
         Net Deferred Tax Asset $ 1,619,208 $ 1,992,329  $ 217,448  $  226,384
                                =========== ===========  =========  ==========

The Company has a net operating loss carryforward of approximately $2,700,000 on a tax-reporting basis. The carryforward will expire as follows, if not utilized:

                Year Ending
                December 31,
                ------------

                 2006                  $   400,000
                 2007                      700,000
                 2008                      300,000
                 2009                      800,000
                 2010                      500,000
                                       ___________
                                       $ 2,700,000
                                       ===========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

NOTE 8 - PENSION PLAN

The Company maintains a Simplified Employee Pension (SEP) plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make discretionary contributions for the participants. The Company elected to match fifty percent (50%) of 1999 and 1998 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum contribution of 2.5% of salary. The Company's contributions for 1999 and 1998 amounted to $19,090 and $21,223, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has several unsecured notes payable to the majority stockholder. (See Note 4).

The Company provided its automated number identification services to subsidiaries of Lenfest Communications, Inc. ("LCI"). The Company recognized revenues of approximately $390,000 and $400,000 from LCI subsidiaries in 1999 and 1998, respectively, and had a receivable of $58,914 and $59,648 due from LCI at December 31, 1999 and 1998, respectively. These services were provided at normal billing rates. At December 31, 1999, the Company and LCI were under the control of the majority stockholder of the Company. As of January 18, 2000, the majority stockholder no longer controlled LCI. However, the Company continues to provide its services to subsidiaries of LCI (now known as Comcast LCI Holdings, Inc.).

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has received notice from a cable operating company customer asserting its right to be indemnified against claims of patent infringement made against the cable operator by a third party. The third party has alleged to the cable operator that portions of the cable operator's pay-per-view operations infringe one or more patents held by such party. The Company has not received any notice of alleged infringement from the third party. The Company has retained independent patent counsel to review the third party patents and the alleged infringement. The Company is unable at this time to determine if it has liability under the indemnity provisions of the contracts with the cable operator or the amount of such liability if it exists.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TELVUE CORPORATION


DATED:   4/12/00             By:   /s/Frank J. Carcione
                                   -------------------------------
                                   Frank J. Carcione
                                   President (Chief Executive Officer)