Form 10QSB
period 2000-03-31
TELVUE CORP
filed 2000-05-10
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

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

Number of shares of registrant's common stock outstanding as of April 19, 1999: 24,539,500 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.



                         TELVUE CORPORATION

                              INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 2000
          (unaudited) and as of December 31, 1999

          Statements of Operations for the three
          months ended March 31, 2000 (unaudited)
          and March 31, 1999 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 2000 (unaudited)
          and March 31, 1999 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 March 31,    December 31,
                                                   2000            1999
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   175,738     $  325,698
  Accounts receivable - trade                       746,129        752,297
  Deferred tax asset                                300,000        204,000
  Other current assets                               42,850         16,573
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,264,717      1,298,568

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,055,336      5,039,277
  Less accumulated depreciation                   4,236,152      4,123,653
                                                -----------     ----------
                                                    819,184        915,624

OTHER ASSETS
  Deferred tax asset                              1,459,718      1,632,656
  Other assets                                       13,875         13,875
                                                 ----------     ----------
                                                  1,473,593      1,646,531
                                                 ----------     ----------
                                                 $3,557,494     $3,860,723
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $   958,833    $ 1,228,198
  Accrued interest-majority stockholder-current     240,000          -
  Accounts payable                                  208,381        355,343
  Accrued expenses                                  152,944        171,610
  Accrued dividends                                 950,049        844,488
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,510,207      2,599,639

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
of current portion                                    -             29,901

ACCRUED INTEREST - MAJORITY STOCKHOLDER, net
Of current portion                                2,180,174      2,420,174

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding         3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,539,500 and 24,199,500
  shares issued and outstanding                     245,395        241,995
  Additional paid-in capital                      1,571,385      1,550,985
  Accumulated deficit                            (6,468,361)    (6,500,665)
                                                 -----------    -----------
                                                 (4,651,581)    (4,707,685)
                                                 -----------    -----------
                                                 $3,557,494     $3,860,723
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       March 31,
                                               ----------------------------
                                                     2000            1999
                                                     ----            ----
REVENUES                                       $ 1,233,189     $ 1,586,056

OPERATING EXPENSES
  Service                                          534,321         623,689
  Selling and marketing                            143,101         161,214
  General and administrative                       156,840         163,333
  Depreciation                                     112,499         207,064
                                               -----------     -----------
                                                   946,761       1,155,300
                                               -----------     -----------

OPERATING INCOME                                   286,428         430,756

OTHER INCOME (EXPENSE)
  Interest income                                    4,112           4,896
  Interest expense                                 (75,736)       (100,925)
                                                -----------     -----------
                                                   (71,624)       ( 96,029)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         214,804         334,727

INCOME TAX                                         (76,939)       (113,807)
                                                ------------     ----------

NET INCOME                                         137,865         220,920

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $   32,304     $   115,359
                                                ===========    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.00            $.01
                                                ============   ============
  DILUTED                                             $.00            $.00
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,304,445      24,194,500
                                                 ==========      ==========
   DILUTED                                       84,995,916      82,043,370
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.






                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Three months Ended
                                                          March 31,
                                                    ---------------------
                                                     2000            1999
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   137,865      $ 220,920
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    112,499        207,064
    Deferred taxes                                   76,938        108,807
Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                       6,168        (77,768)
    Other receivables                                   -           (1,165)
    Prepaid income taxes                                -           (6,339)
    Other current assets                            (26,277)       (28,266)
   Increase (decrease) in -
    Accounts payable                               (146,962)      (199,973)
    Accrued expenses                                (18,666)           746
    Income taxes payable                                -           (8,661)
    Accrued interest - majority stockholder             -         (130,413)
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                      141,565         84,952
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (16,059)       (19,339)
                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder           (299,266)      (218,662)
   Issuance of common stock                          23,800           -
                                                 -----------     ----------
    NET CASH USED BY FINANCING ACTIVITIES          (275,466)      (218,662)
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (149,960)      (153,049)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               325,698        453,569
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  175,738     $  300,520
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











                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the three months ended March 31, 2000, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                                       2000         1999
                                                       ----         ----
             Income taxes                            $   -        $20,000
             Interest                                $75,736     $231,338

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 105,561 for each of the three months ended March 31, 2000 and 1999.
During the three months ended March 31, 2000 and 1999, no shares of preferred stock were issued in payment of preferred stock dividends.


3.  EARNINGS (LOSS) PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 60,691,471 and 57,848,870 for the three months ended March 31, 1999 and 1998, respectively, were used in the calculation of diluted earnings per common share.

The following is reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2000.


                                       Net Income
                                       Available     Average
                                       to Common      Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------


2000                                  $   32,304     24,304,445    $ .00
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            105,561     29,793,110
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -            27,500
                                      -----------    ----------    --------
Diluted                               $  137,865     84,995,916    $ .00
                                      ===========    ==========    ========

1999                                  $  115,359     24,194,500    $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            105,561     26,978,009
  Convertible accrued interest              -           955,701
                                      -----------    ----------    --------
Diluted                               $  220,920     82,043,370    $ .00
                                      ===========    ==========    ========



4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 2000, undeclared dividends on outstanding preferred stock amounted to $950,049.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  2000              1999
                                              -----------        ----------
Current
 Federal                                       $    -             $ (5,000)
 State                                              -                 -
                                              -----------        ----------
                                                    -               (5,000)
Deferred
 Federal                                         (76,939)         (108,807)
 State                                               -                -
                                               ----------        ----------
                                               $ (76,939)       $ (113,807)
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately
$2,400,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of March 31, 2000, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $958,833 and accrued interest due on these notes in the aggregate amount of $2,420,174.
Effective as of March 31, 2000, the Company obtained from the majority stockholder an extension to January 1, 2002, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments in the amount of $125,000 through December 31, 2000. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to loan principal.
The Company may make monthly payments in excess of $125,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made payments of $375,000 during the three months ended March 31, 2000. The Company expects to pay the entire principal balance within the next twelve months and therefore has classified the principal balance as a current liability on the balance sheet. The
Company has classified $240,000 of the accrued interest as a current liability on the balance sheet.


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

     Net income before income taxes was $214,804 for three months ended
March 31, 2000, compared to $334,727 for the three months ended March 31, 1999. The Company experienced a decrease in the average monthly buy rate from 15.5% for the three months ended March 31, 1999, to 9.5% for the three months ended March 31, 2000. The Company believes the decrease in the buy rates for the three months ended March 31, 2000, is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems
(see below).

     Service revenue decreased $352,867 for the three months ended March
31, 2000 as a result of the reduction in the buy rates. There was a corresponding decrease in service expenses of $89,368 for the three months ended March 31, 2000, which is primarily a result of a decrease in trunk expense of $97,263 due to the buy rate decrease and a reduction in the telephone rates charged by MCIWorldcom.

     The Company had net income of $137,865 for the three months ended
March 31, 2000, compared to $220,920 for the three months ended March 31, 1999. Included in net income is income tax expense $76,939 for the three months ended March 31, 2000 compared to $113,807 for the three months ended
March 31, 1999. As of March 31, 2000, the Company's net operating loss carryforward is approximately $2,400,000 on a tax reporting basis (see Note
5 to the Company's financial statements).

     As of March 31, 2000, the Company was serving approximately
15,900,000 full-time cable subscribers and 1,347,000 part-time subscribers, compared to approximately 11,600,000 full-time cable subscribers and 1,253,000 part-time subscribers served as of March 31, 1999. The part-time subscribers did not significantly contribute to the revenue or service expenses for the three months ended March 31, 2000 and 1999.

     During the three months ended March 31, 2000, the Company purchased
$16,059 of equipment compared to $19,339 purchased during the three months ended March 31, 1999. Depreciation accounted for 12% of total operating expenses for the three months ended March 31, 2000, compared to 18% for the three months ended March 31, 1999. For the three months ended March 31, 2000, selling and marketing expenses decreased 11% as a result of a decrease in commission and travel expense. General and administrative expenses decreased 4% primarily as a result of a decrease in consulting expense.

      Total liabilities decreased $359,333 and total assets decreased
$303,229 for the three months ended March 31, 2000. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $299,266 due to debt repayment. The decrease in assets is partially attributable to a decrease in cash of $149,960, a decrease in deferred tax asset of $76,938, and an increase in accumulated depreciation of $112,499. The Company's days for sales in accounts receivable is 55 days at March 31, 2000 compared to 47 days at March 31, 1999. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operating activities of $141,565 for the three months ended March 31, 2000 compared to $84,952 for the three months ended March 31, 1999. Net cash provided by operating activities increased primarily because during the three months ended March
31, 1999, the Company paid $130,413 in accrued interest on the loans to the majority stockholder. During the three months ended March 31, 2000, no accrued interest was paid to the majority stockholder, only current month interest was paid. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $327,302 for the three months ended March 31, 2000, compared to positive cash flow from operating activities of $536,791 for the three months ended March 31, 1999. The decrease in cash is a result of a reduction in service revenue due to the decrease in buy rates (see above).


     Since November 2, 1989, the Company has funded its expansion and operating deficit from the proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the
Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans in the principal amount of $417,835 as of March 31, 2000, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation the Company's non-interest bearing note in the amount of $541,000.

     The Company remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March
31, 2000, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2002. On January 1, 1999, the
Company began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment. The balance of the payment is applied to loan principal. During the three months ended March 31, 2000, the Company made payments to Mr. Lenfest of $125,000 per month bringing the total payments for the quarter to $375,000. The Company intends to continue to make voluntary monthly repayments to Mr. Lenfest in the amount of $125,000 throughout 2000 and management believes it will be able to fund its core business from operating cash flow through December 31, 2000. The aggregate outstanding loan balance due to Mr. Lenfest as of March 31, 2000, is $958,833 in loan principal and $2,420,174 in accrued interest (see Note 6 to the Company's financial statements).

     The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, the Company experienced a decrease in the average monthly buy rate from 15.5% for the three months ended March 31, 1999, to 9.5% for the three months ended March 31, 2000.

     The decrease in buy rates noted above is partially a result of the movement of cable operators to impulse ordering on digital cable systems.
Some cable operators have begun deploying digital services to their customers. These digital services will allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where the cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using the Company's service. The long-term effect of the deployment of digital two-way service on the Company is not clear. The deployment of digital cable and the activation of two-way service require a significant capital commitment from the cable operator. In addition, the Company has found that some cable operators with digital service have chosen to use the Company's single number ordering technology for pay-per-view ordering. In addition, the Company believes that the Company's patent pending Internet pay-per-view technology for pay-per-view order processing may be used by cable operators as an additional method for the operator's customers to order pay-per-view movies and events. The Company intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position the Company to continue to be the cable operator's provider of choice for processing pay-per-view orders.
However, there can be no assurances that the Company will be successful in this effort.


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

4.6   Form of ISO Option Agreement issued pursuant to the 1999 Stock Option
      Plan ((incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-
      KSB")).

4.7   Form of NQSO Option Agreement issued pursuant to the 1999 Stock
      Option Plan (incorporated by reference to the 1999 Form 10-KSB).

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

10.14 Second Amendment to Office Lease Agreement Dated May 5, 1999, between the Company and Bloom Associates (incorporated by reference to the 1999 Form 10-KSB).

10.15 Letter effective as of March 31, 2000, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2002.

11.   Statement re:  Computation of Per Share Earnings (see the Company's
      March 31, 2000 Financial Statements included herein).




                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:   5/09/00         By:  /s/Frank J. Carcione
                         --------------------------------------------
                         Frank J. Carcione
                         President (Chief Executive Officer)


Dated:   5/09/00         By:  /s/Irene A. DeZwaan
                         -------------------------------------------
                         Irene A. DeZwaan
                         Treasurer (Controller)







                              EXHIBIT INDEX

10.15 Letter effective as of March 31, 2000, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2002.




                                              As of March 31, 2000


Frank Carcione, President
TelVue Corporation
16000 Horizon Way, Suite 500
Mt. Laurel, NJ 08054


Dear Frank:

	At your request, this will continue our prior agreement. Namely, absent any default under the terms of my loans to TelVue or any other obligations of TelVue to any other person, including, without limitation, any voluntary or involuntary bankruptcy or insolvency proceedings by or against TelVue, I agree not to demand repayment of the loans or payment in cash of the accrued interest prior to January 1, 2002.

                                                Very truly yours,


                                                /s/H F Lenfest
                                                -------------------
                                                H.F. (Gerry) Lenfest






