Form 10QSB
period 2000-06-30
TELVUE CORP
filed 2000-08-07
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

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

Number of shares of registrant's common stock outstanding as of July 24, 2000: 24,683,250 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.



                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 2000
          (unaudited) and as of December 31, 1999

          Statements of Operations for the three
          months ended June 30, 2000 (unaudited)
          and June 30, 1999 (unaudited)

          Statements of Operations for the six
          months ended June 30, 2000 (unaudited)
          and June 30, 1999 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 2000 (unaudited)
          and June 30, 1999 (unaudited)

          Notes to Financial Statements (unaudited)


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 June 30,    December 31,
                                                   2000            1999
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   203,467     $  325,698
  Accounts receivable - trade                       786,791        752,297
  Deferred tax asset                                300,000        204,000
  Other current assets                               39,668         16,573
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,329,926      1,298,568

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,067,630      5,039,277
  Less accumulated depreciation                   4,339,149      4,123,653
                                                -----------     ----------
                                                    728,481        915,624

OTHER ASSETS
  Deferred tax asset                              1,357,626      1,632,656
  Other assets                                       13,875         13,875
                                                 ----------     ----------
                                                  1,371,501      1,646,531
                                                 ----------     ----------
                                                 $3,429,908     $3,860,723
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $   655,665    $ 1,228,198
  Accrued interest-majority stockholder-current     600,000          -
  Accounts payable                                  120,845        355,343
  Accrued expenses                                  206,399        171,610
  Accrued dividends                               1,055,610        844,488
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,638,519      2,599,639

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
of current portion                                    -             29,901

ACCRUED INTEREST - MAJORITY STOCKHOLDER, net
Of current portion                                1,820,174      2,420,174

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding         3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,539,500 and 24,199,500
  shares issued and outstanding                     245,395        241,995
  Additional paid-in capital                      1,571,385      1,550,985
  Accumulated deficit                            (6,364,259)    (6,500,665)
                                                 -----------    -----------
                                                 (4,547,479)    (4,707,685)
                                                 -----------    -----------
                                                 $3,429,908     $3,860,723
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       June 30,
                                               ----------------------------
                                                     2000            1999
                                                     ----            ----
REVENUES                                       $ 1,278,032     $ 1,425,838

OPERATING EXPENSES
  Service                                          493,540         563,565
  Selling and marketing                            138,978         136,061
  General and administrative                       162,563         160,611
  Depreciation                                     102,997         190,151
                                               -----------     -----------
                                                   898,078       1,050,388
                                               -----------     -----------

OPERATING INCOME                                   379,954         375,450

OTHER INCOME (EXPENSE)
  Interest income                                    3,630           5,392
  Interest expense                                 (71,830)        (93,081)
                                                -----------     -----------
                                                   (68,200)        (87,689)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         311,754         287,761

INCOME TAX                                        (102,091)        (97,817)
                                                ------------     ----------

NET INCOME                                         209,663         189,944

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  104,102     $    84,383
                                                ===========    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.00            $.00
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,539,500      24,194,500
                                                 ==========      ==========
   DILUTED                                       86,353,912      82,747,145
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.






                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Six Months Ended
                                                     June 30,
                                               ----------------------------
                                                     2000            1999
                                                     ----            ----
REVENUES                                       $ 2,511,221     $ 3,011,894

OPERATING EXPENSES
  Service                                        1,027,861       1,187,254
  Selling and marketing                            282,079         297,275
  General and administrative                       319,403         323,944
  Depreciation                                     215,496         397,215
                                               -----------     -----------
                                                 1,844,839       2,205,688
                                               -----------     -----------

OPERATING INCOME                                   666,382         806,206

OTHER INCOME (EXPENSE)
  Interest income                                    7,742          10,288
  Interest expense                                (147,566)       (194,006)
                                                -----------     -----------
                                                  (139,824)       (183,718)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         526,558         622,488

INCOME TAX                                        (179,030)       (211,624)
                                                ------------     ----------

NET INCOME                                         347,528         410,864

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (211,122)       (211,122)
                                                -----------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  136,406     $   199,742
                                                ===========    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.01            $.01
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,421,972      24,194,500
                                                 ==========      ==========
   DILUTED                                       86,236,384      82,747,145
                                                 ==========      ==========


The accompanying unaudited notes are an integral part of these statements.







                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Six months Ended
                                                        June 30,
                                                 ---------------------
                                                     2000            1999
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $   347,528      $ 410,864
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    215,496        397,215
    Deferred taxes                                  179,030        201,624
Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     (34,494)        20,616
    Other receivables                                   -           (2,047)
    Prepaid income taxes                                -           (1,339)
    Other current assets                            (23,095)       (19,998)
   Increase (decrease) in -
    Accounts payable                               (234,498)      (289,191)
    Accrued expenses                                 34,789        (21,420)
    Income taxes payable                                -           (8,661)
    Accrued interest - majority stockholder             -         (227,019)
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                      484,756        460,644
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (28,353)       (72,177)
                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder           (602,434)      (478,975)
   Issuance of common stock                          23,800           -
                                                 -----------     ----------
    NET CASH USED BY FINANCING ACTIVITIES          (578,634)      (478,975)
                                                 -----------     ----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                 (122,231)       (90,508)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               325,698        453,569
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  203,467     $  363,061
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











                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                                       2000         1999
                                                       ----         ----
             Income taxes                                -         $20,000
             Interest                                $147,566     $421,025

Non-cash Investing and Financing Transactions
---------------------------------------------

The Company accrued dividends on its redeemable convertible preferred stock of 211,122 for each of the six months ended June 30, 2000 and 1999. During the six months ended June 30, 2000 and 1999, no shares of preferred stock were issued in payment of preferred stock dividends.


3.  EARNINGS (LOSS) PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 61,814,412 and 58,552,645 for the six months ended June 30, 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share.

The following is reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 2000 and 1999.


                                       Net Income
                                       Available     Average
                                     to Common      Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  ---------


2000                                  $  136,406     24,421,972     $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            211,122     30,496,885
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           446,666
                                      ----------     ----------     -----
Diluted                               $  347,528     86,236,384     $ .00
                                      ==========     ==========     =====

1999                                  $  199,742     24,194,500     $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            211,122     27,681,784
  Convertible accrued interest              -           955,701
                                      ----------     ----------     -----
Diluted                               $  410,864     82,747,145     $ .00
                                      ==========     ==========     =====



4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 2000, undeclared dividends on outstanding preferred stock amounted to $1,055,610.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  2000              1999
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                        (179,030)         (211,624)
 State                                               -                -
                                               ----------        ----------
                                               $(179,030)       $ (211,624)
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately
$2,135,000 on a tax reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of June 30, 2000, the Company had various outstanding notes due to the majority stockholder in the aggregate principal amount of $655,665 and accrued interest due on these notes in the aggregate amount of $2,420,174.
Effective as of March 31, 2000, the Company obtained from the majority stockholder an extension to January 1, 2002, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments in the amount of $125,000 through December 31, 2000. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to loan principal.
The Company may make monthly payments in excess of $125,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made payments of $750,000 during the six months ended June 30, 2000. The Company expects to pay the entire principal balance within the next twelve months and therefore has classified the principal balance as a current liability on the balance sheet. The Company has also classified $600,000 of the accrued interest as a current liability on the balance sheet.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation (the "Company") is a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable television and direct broadcast satellite ("DBS")industries for the automated ordering of pay-per-view features and events (the "Service"). The Company provides the Service through equipment it purchases. The Company's equipment for providing the Service nationwide is located at the Company's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title
Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. The Company believes these enhanced service features are necessary for it to remain competitive within the pay-per-view
ANI industry. The equipment also speaks promotional messages for products and services (the "PPV+ service") at the time a cable or direct broadcast satellite subscriber (the "Subscribers") is placing an order for a pay-per-view movie or event. The Company serves cable television and DBS systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. The Company believes it receives a favorable trunk usage rate from MCIWorldcom.

     The Company had net income of $209,663 and $347,528 for the three and six months ended June 30, 2000, respectively, compared to $189,944 and $410,864 for the three and six months ended June 30, 1999, respectively.
Included in net income is income tax expense $102,091 and $179,030 for the three and six months ended June 30, 2000, respectively, compared to $97,817 and $211,624 for the three and six months ended June 30, 1999, respectively. As of June 30, 2000, the Company's net operating loss carryforward is approximately $2,135,000 on a tax reporting basis (see Note
5 to the Company's financial statements).

     Service revenue decreased $147,806 and $500,673 for the three and six months ended June 30, 2000, respectively. This is a result of a decrease in the average monthly buy rate from 12.6% to 9.6% and from 14.0% to 9.5% for the three and six months ended June 30, 2000. The Company believes the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems (see below).

     There was a corresponding decrease in service expenses of $70,025 and $159,393 for the three and six months ended June 30, 2000, respectively, which is primarily a result of a decrease in trunk expense of $110,564 and $207,827 for the three and six months ended June 30, 2000, respectively.
The trunk expense decrease is due to the buy rate reduction and a decrease in the telephone rates charged by MCIWorldcom.

     During the six months ended June 30, 2000, the Company purchased
$28,353 of equipment compared to $72,177 purchased during the six months ended June 30, 1999. Depreciation accounted for 12% of total operating expenses for the six months ended June 30, 2000, compared to 18% for the six months ended June 30, 1999. Selling and marketing expenses increased 2% and decreased 5% for the three and six months ended June 30, 2000, respectively. General and administrative expenses increased 1% and decreased 1% for the three and six months ended June 30, 2000, respectively. These nominal increases and decreases in both the selling and marketing and general and administrative expenses are the net result of fluctuations in various expense categories, which are unrelated to the buy rates.

      As of June 30, 2000, the Company was serving approximately
16,600,000 full-time Subscribers, and 1,446,000 part-time Subscribers, compared to approximately 11,700,000 full-time Subscribers and 1,253,000 part-time Subscribers served as of June 30, 1999. The part-time
Subscribers did not significantly contribute to the revenue or service expenses for the six months ended June 30, 2000 and 1999.

      Total liabilities decreased $591,021 and total assets decreased
$430,815 for the six months ended June 30, 2000. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $602,434, due to debt repayment. The decrease in assets is partially attributable to a decrease in cash of $122,231, a decrease in deferred tax asset of $179,030, and an increase in accumulated depreciation of $215,496. The Company's days for sales in accounts receivable is 56 days at June 30, 2000 compared to 47 days at June 30, 1999. The Company does not offer incentives/discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operating activities of $484,756 for the six months ended June 30, 2000 compared to $460,644 for the six months ended June 30, 1999. Net cash provided by operating activities increased over 1999, primarily because during the six months ended June 30, 1999, the Company paid $227,019 in accrued interest on the loans to the majority stockholder while during the six months ended June
30, 2000, no accrued interest was paid to the majority stockholder, only current month interest was paid. The total loan payments made to the majority stockholder inclusive of principal and interest were $750,000 and $900,000 for the six months ended June 30, 2000 and 1999, respectively.
Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $742,054 for the six months ended
June 30, 2000, compared to positive cash flow from operating activities of $1,009,703 for the six months ended June 30, 1999. The decrease in cash flow is a result of a reduction in service revenue due to the decrease in the buy rates (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the
Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans in the principal amount of $114,665 as of June 30, 2000, is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation the Company's non-interest bearing note in the amount of $541,000.

     The Company remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March
31, 2000, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2002. On January 1, 1999, the
Company began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment. The balance of the payment is applied to loan principal. During the six months ended June 30, 2000, the Company made payments to Mr. Lenfest of $125,000 per month bringing the total payments to $750,000 for the six months ended June 30, 2000. The Company intends to continue to make voluntary monthly repayments to Mr. Lenfest in the amount of $125,000 throughout 2000 and management believes it will be able to fund its core business from operating cash flow through December 31, 2000. The aggregate outstanding loan balance due to Mr. Lenfest as of June 30, 2000, is $655,665 in loan principal and $2,420,174 in accrued interest (see Note
6 to the Company's financial statements).

     The Company's ability to fund its operating expenses primarily depends on three factors: the continued expansion of the Company's subscriber base, the cable industry's buy rates, and the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company. Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, the Company experienced a decrease in the average monthly buy rate from 12.6% and 14.0% for the three and six months ended June 30, 1999, respectively, to 9.6% and 9.5% for the three and six months ended June 30, 2000, respectively.

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

4.6   Form of ISO Option Agreement issued pursuant to the 1999 Stock Option
      Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-
      KSB")).

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

10.15 Letter effective as of March 31, 2000, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2002.
      (incorporated by reference to the Company's Form 10-QSB for the three months ended March 31, 2000, (the "3/31/00 Form 10-QSB")).

11.   Statement re:  Computation of Per Share Earnings (see the Company's
      June 30, 2000 Financial Statements included herein).




                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TELVUE CORPORATION



Dated:   8/03/00         By: /s/Frank J. Carcione
                         --------------------------------------------
                         Frank J. Carcione
                         President (Chief Executive Officer)


Dated:   8/03/00         By: /s/Irene A. DeZwaan
                         -------------------------------------------
                         Irene A. DeZwaan
                         Treasurer (Controller)











