Form 10QSB
period 2000-09-30
TELVUE CORP
filed 2000-11-14
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2000

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

Number of shares of registrant's common stock outstanding as of October 30, 2000: 24,721,583 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.



                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 2000
          (unaudited) and as of December 31, 1999

          Statements of Operations for the three
          months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2. Management's Discussion and Analysis or Plan of Operation



PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                               September 30,   December 31,
                                                   2000            1999
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   521,533     $  325,698
  Accounts receivable - trade                       668,497        752,297
  Deferred tax asset                                300,000        204,000
  Other current assets                               21,754         16,573
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,511,784      1,298,568

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,067,976      5,039,277
  Less accumulated depreciation                   4,425,525      4,123,653
                                                -----------     ----------
                                                    642,451        915,624

OTHER ASSETS
  Deferred tax asset                              1,243,405      1,632,656
  Other assets                                        9,300         13,875
                                                 ----------     ----------
                                                  1,252,705      1,646,531
                                                 ----------     ----------
                                                 $3,406,940     $3,860,723
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable-majority stockholder-current    $   346,811    $ 1,228,198
  Accrued interest-majority stockholder-current     913,000          -
  Accounts payable                                   64,368        355,343
  Accrued expenses                                  315,069        171,610
  Accrued dividends                               1,161,171        844,488
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,800,419      2,599,639

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
of current portion                                    -             29,901

ACCRUED INTEREST - MAJORITY STOCKHOLDER, net
Of current portion                                1,507,174      2,420,174

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding         3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,721,583 and 24,199,500
  shares issued and outstanding                     247,216        241,995
  Additional paid-in capital                      1,582,310      1,550,985
  Accumulated deficit                            (6,248,873)    (6,500,665)
                                                 -----------    -----------
                                                 (4,419,347)    (4,707,685)
                                                 -----------    -----------
                                                 $3,406,940     $3,860,723
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                        September 30,
                                               ----------------------------
                                                     2000            1999
                                                     ----            ----
REVENUES                                       $ 1,200,307     $ 1,411,637

OPERATING EXPENSES
  Service                                          456,373         638,450
  Selling and marketing                            133,255         130,582
  General and administrative                       128,867         155,386
  Depreciation                                      86,376         147,049
                                               -----------     -----------
                                                   804,871       1,071,467
                                               -----------     -----------

OPERATING INCOME                                   395,436         340,170

OTHER INCOME (EXPENSE)
  Interest income                                    5,879           6,653
  Interest expense                                 (66,146)        (89,053)
                                                -----------     -----------
                                                   (60,267)        (82,400)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         335,169         257,770

INCOME TAX                                        (114,222)        (87,663)
                                                ------------     ----------

NET INCOME                                         220,947         170,107

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  115,386     $    64,546
                                                ===========    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.00            $.00
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,677,209      24,194,500
                                                 ==========      ==========
   DILUTED                                       87,013,313      83,818,420
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.






                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Nine Months Ended
                                                       September 30,
                                               ----------------------------
                                                     2000            1999
                                                     ----            ----
REVENUES                                       $ 3,711,528     $ 4,423,531

OPERATING EXPENSES
  Service                                        1,484,234       1,825,704
  Selling and marketing                            415,334         427,857
  General and administrative                       448,270         479,330
  Depreciation                                     301,872         544,264
                                               -----------     -----------
                                                 2,649,710       3,277,155
                                               -----------     -----------

OPERATING INCOME                                 1,061,818       1,146,376

OTHER INCOME (EXPENSE)
  Interest income                                   13,621          16,941
  Interest expense                                (213,712)       (283,059)
                                                -----------     -----------
                                                  (200,091)       (266,118)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         861,727         880,258

INCOME TAX                                        (293,252)       (299,287)
                                                ------------     ----------

NET INCOME                                         568,475         580,971

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (316,683)       (316,683)
                                                -----------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  251,792     $   264,288
                                                ===========    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                               $.01            $.01
                                                ============    ===========
  DILUTED                                             $.01            $.01
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,507,556      24,194,500
                                                 ==========      ==========
   DILUTED                                       86,843,660      83,818,420
                                                 ==========      ==========


The accompanying unaudited notes are an integral part of these statements.







                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Nine months Ended
                                                         September 30,
                                                     ----------------------
                                                     2000            1999
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   568,475      $ 580,971
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    301,872        544,264
    Deferred taxes                                  293,252        320,272
Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      83,800        (16,897)
    Other receivables                                   -              311
    Other current assets                             (5,181)       (15,819)
    Other assets                                      4,575            -
   Increase (decrease) in -
    Accounts payable                               (290,975)      (277,457)
    Accrued expenses                                143,458         77,388
    Income taxes payable                                -           (8,661)
    Accrued interest - majority stockholder             -         (274,663)
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                    1,099,276        929,709
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (28,699)      (214,831)
                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
    Notes payable - majority stockholder           (911,288)      (793,178)
   Issuance of common stock                          36,546           -
                                                 -----------     ----------
    NET CASH USED BY FINANCING ACTIVITIES          (874,742)      (793,178)
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  195,835        (78,300)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               325,698        453,569
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  521,533     $  375,269
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











                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September
30, 2000, the results of operations for the three and nine months ended
September 30, 2000 and 1999 and cash flows for the nine months ended
September 30, 2000 and 1999.

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

Prior period financial statements have been reclassified to conform to current quarter presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid (refunded) during the period-

                                                       2000         1999
                                                       ----         ----
             Income taxes                                -       ($12,324)
             Interest                                $213,712    $557,722

Non-cash Investing and Financing Transactions
---------------------------------------------

The Company accrued dividends on its redeemable convertible preferred stock of 316,683 for each of the nine months ended September 30, 2000 and 1999.
During the nine months ended September 30, 2000 and 1999, no shares of preferred stock were issued in payment of preferred stock dividends.


3.  EARNINGS (LOSS) PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 62,336,104 and 59,623,920 for the nine months ended September 30, 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share.

The following is reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 2000 and 1999.


                                       Net Income
                                        Available     Average
                                        to Common      Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  ---------


2000                                  $  251,792     24,507,556     $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            316,683     31,200,660
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           264,583
                                      ----------     ----------     -----
Diluted                               $  568,475     86,843,660     $ .01
                                      ==========     ==========     =====

1999                                  $  264,288     24,194,500     $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            316,683     28,385,559
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           367,500
                                      ----------     ----------     -----
Diluted                               $  580,971     83,818,420     $ .01
                                      ==========     ==========     =====



4.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 2000, undeclared dividends on outstanding preferred stock amounted to $1,161,171.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  2000              1999
                                              -----------        ----------
Current
 Federal                                       $    -            $  20,985
 State                                              -                 -
                                              -----------        ----------
                                                    -            $  20,985
Deferred
 Federal                                        (293,252)         (320,272)
 State                                               -                -
                                               ----------        ----------
                                                (293,252)         (320,272)
                                               ----------        ----------
                                               $(293,252)        $(299,287)
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately
$1,798,000 on a tax-reporting basis. The carryforward will begin to expire in 2004, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

6.  NOTES PAYABLE AND ACCRUED INTEREST - MAJORITY STOCKHOLDER:
    ----------------------------------------------------------

As of September 30, 2000, the Company had various outstanding notes due to the majority stockholder, Mr. H.F. Lenfest, in the aggregate principal amount of $346,811 and accrued interest due on these notes in the aggregate amount of $2,420,174. Effective as of March 31, 2000, the Company obtained from the majority stockholder an extension to January 1, 2002, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments in the amount of $125,000 through December 31, 2000. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to loan principal. The Company may make monthly payments in excess of $125,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made payments of $1,125,000 during the nine months ended September 30, 2000. The Company expects to pay the entire principal balance within the next twelve months and therefore has classified the principal balance as a current liability on the balance sheet. The
Company has also classified $913,000 of the accrued interest as a current liability on the balance sheet.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation (the "Company") is a marketing and service company that primarily sells automatic number identification ("ANI") telecommunications services to the cable television and direct broadcast satellite ("DBS") industries for the automated ordering of pay-per-view features and events (the "Service"). The Company provides the Service through equipment it purchases. The Company's equipment for providing the Service nationwide is located at the Company's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title
Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. The Company believes these enhanced service features are necessary for it to remain competitive within the pay-per-view
ANI industry. The equipment also speaks promotional messages for products and services (the "PPV+ service") at the time a cable or direct broadcast satellite subscriber (the "Subscribers") places an order for a pay-per-view movie or event. The Company serves cable television and DBS systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. The Company believes it receives a favorable trunk usage rate from MCIWorldcom.


    The Company had net income of $220,947 and $568,475 for the three and nine months ended September 30, 2000, respectively, compared to $170,107 and $580,971 for the three and nine months ended September 30, 1999, respectively. Included in net income is income tax expense $114,222 and $293,252 for the three and nine months ended September 30, 2000, respectively, compared to $87,663 and $299,287 for the three and nine months ended September 30, 1999, respectively. As of September 30, 2000, the Company's net operating loss carryforward was approximately $1,798,000 on a tax-reporting basis (see Note 5 to the Company's financial statements).

     Service revenue decreased $211,330 and $712,003 for the three and nine months ended September 30, 2000, respectively. This is a result of a decrease in the average monthly buy rate from 13.0% to 8.2% and from 13.7% to 9.1% for the three and nine months ended September 30, 2000, respectively. The Company believes the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems (see below).

     There was a corresponding decrease in service expenses of $182,077 and $341,470 for the three and nine months ended September 30, 2000, respectively, which is primarily a result of a decrease in trunk expense of $204,628 and $412,455 for the three and nine months ended September 30, 2000, respectively. The trunk expense decrease is due to the buy rate reduction (see above), a decrease in the telephone rates charged by MCIWorldcom, and retroactive credits received from MCIWorldcom during the third quarter 2000, as a result of new contract rates.

     During the nine months ended September 30, 2000, the Company purchased
$28,699 of equipment compared to $214,831 purchased during the nine months ended September 30, 1999. Although the Company has continued to add subscribers to its service during the nine months ended September 30, 2000, additional equipment to expand call capacity has not been needed because of the reduced call volume associated with the lower buy rates. Depreciation accounted for 11% of total operating expenses for the nine months ended
September 30, 2000, compared to 17% for the nine months ended September 30, 1999.

     Selling and marketing expenses increased 2% and decreased 3% for the three and nine months ended September 30, 2000, respectively. These nominal increases and decreases in selling and marketing expenses are the net result of fluctuations in various expense categories that are unrelated to the buy rates. General and administrative expenses decreased 17% and 6% for the three and nine months ended September 30, 2000, respectively. The decrease for the three months ended September 30, 2000, is partially a result of a decrease in legal expense of $16,989 and a decrease in consulting expense (see below). During the third quarter 1999, legal expenses were incurred related to the drafting of the Company's stock option plan. No such expense was incurred in the third quarter 2000.
Another contributor to the decrease in general and administrative expenses was a decrease in consulting expense of $8,680 and $42,333 for the three and nine months ended September 30, 2000, respectively. During 1999, the Company incurred consulting expenses related to a business development project. No such expense was incurred during the three and nine months ended September 30, 2000.

     As of September 30, 2000, the Company was serving approximately
17,097,000 full-time cable subscribers and 1,446,000 part-time cable subscribers, compared to approximately 12,200,000 full-time cable subscribers and 4,100,000 part-time cable subscribers served as of September 30, 1999. The part-time subscribers did not significantly contribute to the revenue or service expenses for the nine months ended
September 30, 2000 and 1999.

     Total liabilities decreased $742,121 and total assets decreased
$453,783 for the nine months ended September 30, 2000. The decrease in total liabilities was primarily a result of a decrease in notes payable - majority stockholder of $911,288, due to debt repayment. The decrease in assets is partially attributable to a decrease in deferred tax asset of $293,251, and an increase in accumulated depreciation of $301,872. The
Company's days for sales in accounts receivable is 52 days at September 30, 2000 compared to 49 days at September 30, 1999. The Company does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers.

      The Company had positive cash flow from operating activities of $1,099,276 for the nine months ended September 30, 2000, compared to $929,709 for the nine months ended September 30, 1999. Net cash provided by operating activities increased over 1999, primarily because the Company paid $274,663 in accrued interest on the loans to the majority stockholder during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, no accrued interest was paid to the majority stockholder, rather only current monthly interest was paid. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, the Company would have positive cash flow from operating activities of $1,163,599 for the nine months ended September
30, 2000, compared to positive cash flow from operating activities of $1,445,507 for the nine months ended September 30, 1999. The decrease in cash is a result of a reduction in service revenue due to the decrease in buy rates (see above).

     Since November 2, 1989, the Company has funded its expansion and operating deficit from the proceeds from the sale of shares of the Company's Common Stock and Preferred Stock to Mr. Lenfest and from borrowings from Mr. Lenfest. From November 1989 to February 1996, the
Company borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans is payable quarterly and, at the option of the Company may be paid by the delivery of shares of the Company's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Accrued interest on this loan was $143,348 as of September 30, 2000, and there was no outstanding principal. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics
Corporation the Company's non-interest bearing note in the amount of $541,000.

     The Company remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March
31, 2000, the Company obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2002. On January 1, 1999, the
Company began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment. The balance of the payment is applied to loan principal. During the nine months ended September 30, 2000, the Company made payments to Mr. Lenfest of $125,000 per month bringing the total payments to $1,125,000 for the nine months ended September 30, 2000. The
Company intends to continue to make voluntary monthly repayments to Mr.
Lenfest in the amount of $125,000 through the remainder of 2000 and management believes it will be able to fund its core business from operating cash flow through December 31, 2000. The aggregate outstanding loan balance due to Mr. Lenfest as of September 30, 2000, is $346,811 in loan principal and $2,420,174 in accrued interest (see Note 6 to the Company's financial statements).

     The Company's ability to fund its operating expenses primarily depends on three factors: (i) the continued expansion of the Company's subscriber base, (ii) the cable industries buy rates, and (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to the Company.
Management believes its present marketing strategies will further increase the customer base, although there can be no assurances that the Company will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the "buy rates" of subscribers connected to the Service. The Company has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, the Company experienced a decrease in the average monthly buy rate from 13.0% and 13.7% for the three and nine months ended September 30, 1999, respectively, to 8.2% and 9.1% for the three and nine months ended September 30, 2000, respectively.

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

11.   Statement re:  Computation of Per Share Earnings (see the Company's
      September 30, 2000 Financial Statements included herein).

27.   Financial Data Schedule



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 8/13/00      By:  /s/Frank J. Carcione
                         -------------------------------------------
                         Frank J. Carcione
                         President (Chief Executive Officer)


Dated: 8/13/00       By: /s/Irene A. DeZwaan
                         -------------------------------------------
                         Irene A. DeZwaan
                         Treasurer (Controller)











