Form 10KSB
period 2000-12-31
TELVUE CORP
filed 2001-03-28
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2000

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

The Issuer's revenue for the fiscal year ended December 31, 2000 was $4,941,575.

The Aggregate Market Value of voting stock held by non-affiliates of the Issuer as of March 07, 2001, based on a per share average bid and asked price of $.15 was $1,452,995.

Number of shares of Issuer's common stock outstanding as of March 7, 2001:
24,721,583 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    _____    _____

ITEM 1.     BUSINESS

GENERAL

      TelVue Corporation, a Delaware corporation ("TelVue"), was incorporated on November 26, 1986. Until December 30, 1988, TelVue was a wholly owned subsidiary of Science Dynamics Corporation ("Science"). On that date, TelVue's shares of Common Stock were distributed to Science's shareholders of record as of December 30, 1988, on the basis of three shares of TelVue's Common Stock for each share of Science's Common Stock then outstanding. TelVue is a marketing and operating company that primarily sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service").

     ANI permits cable television companies to process special ordering services without the attendant high-manpower requirements or extensive physical plant and facilities that are otherwise required. ANI systems provide an electronic means of recording a subscriber's telephone number together with information as to what program or service was ordered and by whom, permitting cable television companies to then unscramble appropriate signals for viewing by the ordering subscriber, all without any interactive cable system and without any form of operator intervention. At the time of dialing the order, the recognition of the subscriber's telephone number is automatically recorded by TelVue's ANI unit, presenting the subscriber with both a confirmation and acknowledgment of receipt of his order. In turn, the automatically recorded information regarding placement of an order is utilized by cable television companies for purposes of billing for such specialized services.

  TelVue's equipment for providing the Service nationwide is located at TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes that these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

     The equipment used to provide the Service is owned and installed by TelVue. As of December 31, 2000, TelVue had contracts to provide service to 757 cable television systems, serving approximately 17.9 million full-time subscribers and approximately 500,000 part-time subscribers. Part-time subscribers are subscribers who only use TelVue's ANI service for major special events, such as boxing, wrestling and concerts. TelVue markets and provides service to cable television systems on a part-time basis so that cable television systems which use alternate pay-per-view ordering services become familiar and comfortable enough with TelVue's ANI service to use the ANI service on a full-time basis.

     TelVue's contracts with cable television system operators cover the provision of ANI order entry services at a specified rate per subscriber order. Cable television systems are charged, in addition to their per order fee, installation and setup fees, monthly data circuit fees, enhanced feature fees and PPV+ service promotion fees. Monthly charges are due and payable to TelVue within twenty days after the end of each month. Generally, the contracts carry an initial term of three years with automatic renewal unless a party gives notice of non-renewal prior to the renewal date, and may be terminated at will upon ninety days prior notice. Each contract is also terminable upon default by a party. In addition, the contract is also assignable upon the sale or transfer of the business or assets of the cable operator.

      TelVue is principally a service oriented business, and does not engage in the manufacture of equipment required to provide its services. During 2000, TelVue purchased its required ANI equipment and software from Telco Solutions, Inc.

     On March 9, 2001, TelVue acquired substantially all of the assets of Source Communications Group a Delaware corporation located in Mullica Hill, NJ ("Source") for $1.3 million. Source was a privately held regional communications solution provider and network integrator serving clients mainly in the Mid-Atlantic states. Source represents a number of well-known equipment, software and communications service suppliers. Source molds these resources into a custom business solution for its clients and satisfies its customers' individual voice and data communications needs. The acquisition is part of a strategy to allow TelVue to grow and diversify both its product lines and customer base beyond the cable TV industry. TelVue plans to expand Source's current sales and marketing activities along with enhancing its existing installation and maintenance services. Under the terms of the asset purchase agreement, TelVue retained the employees and management of Source and Source relocated its principal offices to TelVue's offices in Mt. Laurel, NJ. Jeffery Kraengel, the former President of Source, has joined TelVue as an Executive Vice President with the responsibility of integrating the Source operations into TelVue, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, supervising research and development, and training employees.

      For information regarding TelVue's revenue, operations and assets, please refer to TelVue's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation.

LICENSES

     TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. On August 4, 1998, TelVue filed a patent application with the U.S. Patent and Trademark Office related to this system. The patenting process is still in progress at this time.

     TelVue has previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2000. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

     TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) communication subsystems ("HPs") that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue purchases LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2000.

     TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge, nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

      Sales of TelVue's services to date have been made to operating cable television companies with a broad geographical distribution. Relations with all customers are good.

      TelVue's business is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services include the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. TelVue believes its services resolve these pay-per-view ordering problems. As of December 31, 2000, there are five (5) Multi System Operators ("MSOs") that individually comprise greater than 10% of TelVue's annual service revenue. These percentages may vary as contracts with additional cable companies are concluded and as cable operators continue to consolidate their systems with other cable operators.

COMPETITION

     TelVue uses telephone company grade, feature-laden equipment for its automated pay-per-view order processing service. TelVue has a strong reputation for offering customer friendly features and excellent customer service. In addition, TelVue offers 24-hour customer service and reliability with near zero down time, particularly under heavy load during major special events. Although competition is strong from TelVue's major competitor, TelVue is attracting significant numbers of new customers. TelVue's aggressive marketing strategies and reputation allowed it to increase its full-time customer base by 13% to approximately 17.9 million full-time addressable homes in 2000, which makes it the largest service provider of ANI pay-per-view ordering service to the cable industry. TelVue plans to continue its marketing approach during 2001 and believes that strategy will provide continued growth in numbers of subscribers.

EMPLOYEES

      At December 31, 2000, TelVue had 15 full-time and 2 part-time employees. Additional personnel may be added as TelVue's business develops and as circumstances require.

BACKLOG

      TelVue's revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue.

RESEARCH AND DEVELOPMENT

     TelVue is principally a sales and marketing company. Therefore, TelVue does not anticipate that it will perform any significant or material research and development in the future.

ITEM 2.     PROPERTIES

      TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2004. The office space is used to house the equipment used to provide the Service as well as TelVue's present executive, sales, secretarial and technical support personnel.

ITEM 3.     LEGAL PROCEEDINGS

     TelVue has received notice from a cable operating company customer asserting its right to be indemnified against claims of patent infringement made to the cable operator by a third party. The third party has alleged to the cable operator that portions of the cable operator's pay-per-view operations infringe one or more patents held by that party. No notice of alleged infringement has been received by TelVue from the third party. TelVue has retained independent patent counsel to review the terms and the alleged infringement. TelVue is unable at this time to determine the amount or extent of liability, if any, to the cable operator.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 2000                          HIGH                    LOW

        First                               $.79                   $.06

        Second                              $.60                   $.15

        Third                               $.38                   $.14

        Fourth                              $.1875                 $.04


      QUARTER 1999

        First                               $.22                   $.10

        Second                              $.08                   $.06

        Third                               $.10                   $.06

        Fourth                              $.06                   $.055

      As of March 7, 2001, there were 338 holders of record of the Common Stock of TelVue.

      TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its Common Stock in the foreseeable future. Holders of the Common Stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

     Shares of Common Stock which have had the same beneficial owner since April 21, 1988, or which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of March 7, 2001, 18,213,818 shares of TelVue's Common Stock were entitled to 10 votes per share. The remaining 6,507,765 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock, which are entitled to ten votes per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue had net income of $720,142 and $650,475 for the years ended December 31, 2000 and 1999, respectively. Service revenue decreased $678,393 for the year ended December 31, 2000. The decrease in service revenue is a result of a reduction in the average monthly buy rate from 12.8% to 8.8% for the years ended December 31, 1999 and 2000, respectively. TelVue believes the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems (see below). There was a corresponding decrease in service expenses of $366,067 for the year ended December 31, 2000, which is primarily a result of a decrease in trunk expense of $447,109. The trunk expense decrease is due to the buy rate reduction, a decrease in the telephone rates charged by MCIWorldcom, and retroactive credits received from MCIWorldcom during 2000, as a result of new contract rates that went into effect on October 1, 1999.

     Selling and marketing expenses decreased 1% for the year ended December 31, 2000. This nominal decrease in selling and marketing expenses is the net result of fluctuations in various expense categories that are unrelated to the buy rates. General and administrative expenses decreased 6% for the year ended December 31, 2000. This is primarily a result of a decrease of $57,351 in consulting expense. During 1999, TelVue incurred consulting expenses related to a business development project. No such expense was incurred during the year 2000.

     During the year ended December 31, 2000, TelVue purchased $35,164 of equipment compared to $254,109 purchased during the year ended December 31, 1999. Although TelVue has continued to add subscribers to its service during the year ended December 31, 2000, additional equipment to expand call capacity has not been required because of the reduced call volume associated with the lower buy rates. Depreciation expense decreased $281,493 for the year ended December 31, 2000, as a result of large equipment purchases made during 1995 being fully depreciated and fewer equipment purchases made during 2000. Depreciation accounted for 11% of total operating expenses for the year ended December 31, 2000, compared to 16% for the year ended December 31, 1999.

     TelVue recorded income tax expense of $400,336 and $361,072 for the years ended December 31, 2000 and 1999, respectively. TelVue's net operating loss carryforward was approximately $1,850,000 on a tax-reporting basis as of December 31, 2000 (see Note 7 to TelVue's financial statements).

     As of December 31, 2000, TelVue was serving approximately 17,900,000 full-time cable subscribers and 500,000 part-time cable subscribers, compared to approximately 15,800,000 full-time cable subscribers and 1,300,000 part-time cable subscribers served as of December 31, 1999. The part-time subscribers did not significantly contribute to the revenue or service expenses for the years ended December 31, 2000 and 1999.

     Total liabilities decreased $575,857 and total assets decreased $241,413 for the year ended December 31, 2000. The decrease in total liabilities was primarily a result of a decrease in notes payable to the majority stockholder of $717,099, due to debt repayment. The decrease in assets is partially attributable to a decrease in deferred tax asset of $400,336. TelVue's days for sales in accounts receivable is 57 days at December 31, 2000 compared to 50 days at December 31, 1999. The increase in the number of days is largely attributable to three major customers. Since December 31, 2000, two of the three customers have brought their accounts up-to-date. TelVue is actively working on obtaining payment from the remaining customer. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers.

      TelVue had positive cash flow from operating activities of $1,099,759 for the year ended December 31, 2000, compared to $1,287,601 for the year ended December 31, 1999. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $1,505,887 for the year ended December 31, 2000, compared to positive cash flow from operating activities of $1,699,684 for the year ended December 31, 1999. The decrease in cash flow is a result of a reduction in service revenue due to the decrease in buy rates (see above).

          Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans is payable quarterly and, at the option of TelVue may be paid by the delivery of shares of TelVue's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Accrued interest on this loan was $143,348 as of December 31, 2000, and there was no outstanding principal. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000.

       On March 9, 2001, TelVue acquired substantially all of the assets of Source for $1.3 million (see Description of Business). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. TelVue funded a portion of the acquisition by borrowing $650,000 from Mr. Lenfest on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded and due on or about January 1, 2004. The acquisition of Source is part of TelVue's long term business strategy to expand and diversify its operations. TelVue is beginning to assess ways to cross-train its personnel and promote the integration of Source. These efforts may temporarily increase operating costs.

      TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 2001, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2003. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment. The balance of the payment is applied to loan principal. From January 1, 2000 through October 31, 2000 TelVue made payments to Mr. Lenfest of $125,000 per month. TelVue reduced the payments to $25,000 per month for November and December 2000 in an effort to conserve cash for the purchase of the Source business, bringing the total payments to $1,300,000 for the year ended December 31, 2000. TelVue intends to continue to make voluntary monthly repayments to Mr. Lenfest throughout 2001. The monthly payment amount may vary during 2001 depending on the availability of cash.
 TelVue intends to invest cash in the Source business during 2001 in an effort to grow the business. The aggregate outstanding loan balance due to Mr. Lenfest as of December 31, 2000, is $541,000 in loan principal and $2,107,088 in accrued interest (see Note 4 to TelVue's financial statements).

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) the continued expansion of TelVue's subscriber base,
(ii) the cable industry's buy rates, and (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to TelVue. Management believes that its present marketing strategies will further increase the customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 12.8% to 8.8% for the year ended December 31, 2000.

     The decrease in buy rates noted above is partially a result of the movement of cable operators to impulse ordering on digital cable systems. Some cable operators have begun deploying digital services to their customers. These digital services will allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where the cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. The long-term effect of the deployment of digital two-way service on TelVue is not clear. The deployment of digital cable and the activation of two-way service require a significant capital commitment from the cable operator. In addition, TelVue has found that some cable operators with digital service have chosen to use TelVue's single number ordering technology for pay-per-view ordering. In addition, TelVue believes that TelVue's patent pending Internet pay-per-view technology for pay-per-view order processing may be used by cable operators as an additional method for the operator's customers to order pay-per-view movies and events. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

ITEM 7.    FINANCIAL STATEMENTS

      The Financial Statements are set forth in this report after Item 13.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements of any nature at any time with TelVue's auditors with regard to any aspect of TelVue's financial statements, its financial disclosure or its accounting practices.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

      The following table sets forth certain information as of December 31, 2000 with respect to each of TelVue's directors and officers.

                                            POSITION(S) WITH       DIRECTOR
NAME                          AGE           TELVUE                  SINCE

H.F. (Gerry) Lenfest          70            Chairman of the          1989
                                            Board and Director

Frank J. Carcione             60            President,               1990
                                            Chief Executive
                                            Officer, and Director

Joseph M. Murphy              47            Executive Vice           1997
                                            President of Sales
                                            & Operations, and
                                            Director

H. Chase Lenfest              36            Director                 1999

Brook J. Lenfest              31            Director                 1999

Irene A. DeZwaan              37            Secretary and Treasurer

      The directors of TelVue receive no compensation.

      All directors serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. All officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE

      H. F. Lenfest has been a director of TelVue since 1989. Mr. Lenfest is currently a member of the Lenfest Group, LLC, a privately owned holding company for a group of companies owned by the Lenfest family. Mr. Lenfest has also been the CEO of Starnet, Inc. since January 2000. From 1974 until January 2000, Mr. Lenfest was the President, CEO and a director of Lenfest Communications, Inc. and each of its subsidiaries. Lenfest Communications, Inc. and its subsidiaries were engaged in operating cable television systems, and providing cable advertising and programming.

      Frank J. Carcione has been a director of TelVue since 1990. He became the Executive Vice President in May 1990, and was elected President and Chief Executive Officer in May 1991. From August 1989 to May 1990, he held the position of Vice President (marketing, sales, pay-per-view and franchise relations) with Garden State Cablevision, L.P., a New Jersey cable television operator and an affiliate of The Lenfest Group of companies. From November 1980 until August 1989, he held the same position with New York Times Cable TV, the predecessor to Garden State Cablevision, L.P.

     Joseph M. Murphy has been a director of TelVue since 1997. He is the Executive Vice President of Sales and Operations of TelVue. Mr. Murphy was appointed to this position in September 1994. Prior to this appointment, Mr. Murphy had been Vice President of Sales since joining TelVue in 1986.

     H. Chase Lenfest has been a director of TelVue since June 1999. Since January 2000, Mr. Chase Lenfest has been the Executive Vice President of The Lenfest Group, LLC and the Principal of Lenfest Enterprises, LLC, a venture capital company. Mr. Chase Lenfest has also been the owner of WWAC-TV, a television station in Atlantic City, NJ since July 2000. From December 1998 until January 2000, Chase Lenfest was the Vice President of Local Sales of Lenfest Advertising, Inc., a subsidiary of Lenfest Communications, Inc.
From January 1996 through January 1997, he was the Regional Photo Classified Manager of Lenfest Programming Services, Inc., a subsidiary of Lenfest Communications, Inc. From February 1994 through January 1996, he was employed by TelVue as a Special Projects Manager. From March 1988 until January 1994, he was a stockbroker with Wheat First Butcher & Singer. He is the son of H.F. Lenfest.

    	Brook J. Lenfest has been a director of TelVue since June 1999. Since January 2000, Mr. Brook Lenfest has been the Chairman and CEO of NetCarrier, Inc., an Internet service provider and the Principal of Brooks Capital
Group, a venture capital company.  Mr. Brook Lenfest has also been the CEO of Smarttone, Inc. a provider of communication security devices since
January 2000. He was the Vice President-Business Development for Suburban Cable TV Company, Inc., a subsidiary of Lenfest Communications, Inc. from
May 1997 until January 2000. Mr. Brook Lenfest was a Vice President and Director of Operations for Starnet, Inc., a subsidiary of Lenfest Communications, Inc., and was an officer of Starnet Inc. from January 1995
to May 1997.   He was Vice President of Business Development, Director of
Communications and Product Manager, for Starnet, Inc. from January 1994 to 1995. From 1993 to 1994 he was a Marketing Manager for South Jersey Cablevision (now Lenfest Atlantic, Inc.), a subsidiary of Lenfest Communications, Inc. Prior to 1993, he held various positions at Garden State Cablevision. He is the son of H.F. Lenfest.

     Irene A. DeZwaan, CPA, has been the Secretary and Treasurer of TelVue since in July 1993. Prior to this appointment, Ms. DeZwaan had been the Manager of Finance and Administration of TelVue since November 1990.

ITEM 10.    EXECUTIVE COMPENSATION

 SUMMARY COMPENSATION TABLE

  			   				  OTHER
NAME AND     	  ANNUAL COMPENSATION     ANNUAL RESTRICTED
PRINCIPAL			          COMM-     COMPEN-  STOCK     OPTIONS/
POSITION   YEAR    SALARY  BONUS  ISSIONS   SATION   AWARDS    SARs (#)

Frank J.   2000  $147,420    -      -      $3,686(1)     -        -
Carcione   1999   140,400    -      -       3,510(1)     -      300,000(2)
CEO &      1998   135,000    -      -       3,375(1) $9,219(3)   -
President

Joseph     2000  $105,856  $10,000 $18,080   $1,950(1)    -         -
Murphy     1999    97,519    -      45,799    2,438(1)    -      250,000(4)
Executive  1998    93,767    -      21,448    2,344(1) $7,375(5)    -
Vice Pres.
of Sales &
Operations

(1) Company funded contributions to TelVue's Simplified Pension Plan
(SEP).

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


    AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                AND FY-END OPTION VALUES

                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
                         ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE

Frank J. Carcione        75,000   $39,750        75,000            $1,875
President & CEO                               exercisable
                                                150,000            $3,750
                                              unexercisable

Joseph Murphy            60,000   $31,800        65,000            $1,625
Executive Vice President                      exercisable
of Sales & Operations                           125,000            $3,125
                                              unexercisable


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 7, 2001, certain information with respect to each person who was known to TelVue to be a beneficial owner of more than five percent (5%) of TelVue's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F (Gerry) Lenfest               67,931,746 (2)                87.0% (2)
1332 Enterprise Drive
West Chester, PA 19380
Chairman of the Board and Director

(1) As of March 7, 2001, 24,721,583 shares of Common Stock were outstanding.

(2) Includes 23,459,133 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock as of December 31, 2000, which may be converted into shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of March 7, 2001, certain information with respect to the Common Stock beneficially owned by the directors and executive officers of TelVue and by all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel, NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F. (Gerry) Lenfest              67,931,746  (2)                 87.0% (2)
Chairman of the Board
and Director

Frank J. Carcione                    417,500  (3)                  1.7%
Chief Executive Officer,
President and Director

Joseph M. Murphy                     350,000  (4)                  1.4%
Executive Vice President
of Sales and Operations and
Director

All Directors and                 68,924,246(2)(3)(4)(5)          87.7%
Officers as a Group
(6 Persons)

(1) As of March 7, 2001, 24,721,583 shares of Common Stock were outstanding.

(2) Includes 23,459,133 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock for the period ended December 31, 2000, which may be converted into shares of Common Stock. Does not include accrued but unpaid interest on the subordinated $500,000 Note which may be converted into shares of Common
    Stock.

(3) Includes 225,000 shares issuable to Frank J. Carcione upon exercise of stock options held by Mr. Carcione, of which 75,000 shares are currently exercisable.

(4) Includes 190,000 shares issuable to Joseph Murphy upon exercise of stock options held by Mr. Murphy, of which 65,000 shares are currently exercisable.

(5) Includes 100,000 shares issuable to Irene DeZwaan upon exercise of stock options held by Ms. DeZwaan. None of these shares are currently exercisable.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 2000, TelVue was indebted to Mr. Lenfest in the principal amount of $541,000 and accrued interest of $2,107,088. During 2000, Mr. Lenfest agreed to accept payments at the rate of $125,000 and $25,000 per month. (See Management's Discussion and Analysis or Plan of Operation and Note 4 of the 2000 Financial Statements of TelVue).

      TelVue provided its ANI services to subsidiaries of Lenfest
Communications, Inc. ("LCI"), a company that had operated under the control of Mr. Lenfest until January 18, 2000 (See Note 9 of the 2000 Financial Statements of TelVue).

           Other related transactions are described in Notes 4, 6, 9 and 12 of the 2000 Financial Statements of TelVue.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

      Report of Independent Certified Public Accountants dated March 21,
      2001.

      Balance Sheets as of December 31, 2000 and 1999.

      Statements of Operations for the years ended December 31, 2000 and 1999.

      Statements of Stockholders' Deficit for the years ended December 31, 2000 and 1999.

      Statements of Cash Flows for the years ended December 31, 2000 and 1999.

      Notes to Financial Statements.

REPORT ON FORM 8-K.

      None.


EXHIBITS

3.1 Certificate of Incorporation of TelVue (incorporated by reference to TelVue's Registration Statement on Form S-8, dated March 30, 1989 (the "Registration Statement")).

3.2   Bylaws of TelVue (incorporated by reference to TelVue's
      Registration Statement).

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

4.1 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of TelVue's Registration Statement on Form S-8, dated September 23, 1999), (the "1999 Stock Option Plan")).

4.2 Form of ISO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to TelVue's Annual
      Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-KSB"))

4.3   Warrant Agreement, dated March 15, 1991, between TelVue and
      H.F. Lenfest (incorporated by reference to TelVue's Annual
      Report on Form 10-K for the year ended December 31, 1990, (the "1990 Form 10-K")).

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

4.5 	 Form of NQSO Option Agreement issued pursuant to the 1999 Stock
      Option Plan (incorporated by reference to the 1999 Form 10-KSB).

10.1	 Distributorship Agreement, dated November 2, 1989, between the
	     Company and Science (incorporated by reference to the 1989 Form
	     10-K).

10.2	 Stock Purchase Agreement, dated November 2, 1989, between the
      Company and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K, dated November 15, 1989, (the "1989
     	Form 8-K")).

10.3 	Shareholders' Agreement, dated November 2, 1989, among TelVue
	     and certain of its stockholders (incorporated by reference to the Company's 1989 Form 8-K).

10.4	 Option Agreement, dated November 2, 1989, among TelVue and
      certain of its stockholders (incorporated by reference to the 1989 Form 8-K).

10.5	 Form of Credit Agreement between TelVue and H.F. Lenfest
      (incorporated by reference to the 1990 Form 10-K).

10.6	 Form of Line of Credit Agreement between TelVue and H.F.
      Lenfest (incorporated by reference to the 1990 Form 10-K).

10.7	 Subordinated Promissory Note, dated November 15, 1994 the principal amount of $541,000 payable to Science Dynamics Corporation
      (incorporated by reference to the 1994 Form 10-KSB).

10.8 	Letter Agreement dated November 8, 1990 between Science Dynamics
      Corporation and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K for November 16, 1990).

10.9	 Loan Agreement dated December 24, 1991, between TelVue and H.F.
      Lenfest (incorporated by reference to the 1991 Form 10-K).

10.10 Lease Agreement for office space and the First Amendment to Lease dated March 30, 1994 ("Office Lease Agreement"), between TelVue and Bloom Associates (incorporated by reference to the 1994 Form 10-
      KSB).

10.11 Letter dated March 31, 2001, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2003.

10.12	Second Amendment to Office Lease Agreement Dated May 5, 1999,
      between TelVue and Bloom Associates(incorporated by reference to the 1999 Form 10-KSB).

11.	  Statement re:  Computation of Per Share Earnings (see TelVue's
      December 31, 2000 Financial Statements included herein).

23.	  Consent of Pressman Ciocca and Smith, LLP, Certified Public Accountants.

                                TELVUE CORPORATION

                               FINANCIAL STATEMENTS

                        Years Ended December 31, 2000 and 1999











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

	Statements of Cash Flows

	Notes to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
TelVue Corporation

We have audited the accompanying balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 21, 2001

TELVUE CORPORATION
BALANCE SHEETS
December 31, 2000 and 1999

ASSETS                                          2000            1999
                                        								----            ----
  [S]                                            [C]             [C]
  CURRENT ASSETS
    Cash and cash equivalents                $  709,740      $  325,698
    Accounts receivable - trade                 781,597         752,297
    Deferred tax asset                          300,000         204,000
    Other current assets                         16,974          16,573
                                              ---------       ---------

                TOTAL CURRENT ASSETS          1,808,311       1,298,568

  PROPERTY AND EQUIPMENT                      5,074,442       5,039,277
    Less accumulated depreciation             4,509,063       4,123,653
                                              ---------       ---------
                                                565,379         915,624
  OTHER ASSETS
    Deferred tax asset                        1,136,320       1,632,656
    Other assets                                109,300          13,875
                                              ---------       ---------
                                              1,245,620       1,646,531
                                              ---------       ---------
                                             $3,619,310      $3,860,723
                                             ==========      ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Notes payable - majority stockholder
     - current                               $     -         $1,228,198
    Accrued interest payable - current           84,000            -
    Accounts payable                            254,680         355,343
    Accrued expenses                            304,357   	171,610
    Accrued dividends payable                 1,266,732         844,488
                                              ---------       ---------

                TOTAL CURRENT LIABILITIES     1,909,769       2,599,639

NOTES PAYABLE - MAJORITY STOCKHOLDER, net
 of current portion                           541,000          29,901

  ACCRUED INTEREST - MAJORITY STOCKHOLDER,
   net of current portion                     2,023,088       2,420,174

  REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   $1 par value, 6,900,000 shares authorized,
    3,518,694 shares, issued and outstanding
    (liquidation value $4,785,426)            3,518,694       3,518,694

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000
    shares authorized, 24,721,583 and
    24,199,500 shares issued and outstanding
    at December 31, 2000 and 1999,
    respectively                                247,216         241,995
    Additional paid-in capital                1,582,310       1,550,985
    Accumulated deficit                      (6,202,767)     (6,500,665)
                                             ----------      ----------
                                             (4,373,241)     (4,707,685)
                                             ----------      ----------

                                             $3,619,310      $3,860,723
                                             ==========      ==========


See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 2000 and 1999

                                                2000            1999
                                                ----            ----

REVENUES                                     $4,941,575      $5,619,968

OPERATING EXPENSES
  Service                                     1,999,597       2,365,664
  Selling and marketing                         583,328         588,396
  General and administrative                    605,801         646,623
  Depreciation                                  385,409         666,902
                                             ----------      ----------
                                              3,574,135       4,267,585
                                             ----------      ----------

                    OPERATING INCOME          1,367,440       1,352,383

OTHER INCOME (EXPENSE)
  Interest expense                             (269,815)       (363,724)
  Interest income                                22,853          22,638
  Other income                                     -                250
                                             ----------      ----------
                                               (246,962)       (340,836)
                                             ----------      ----------

          INCOME BEFORE INCOME TAXES          1,120,478       1,011,547

INCOME TAX EXPENSE                              400,336         361,072
                                             ----------      ----------

                          NET INCOME            720,142         650,475

DIVIDENDS ON REDEEMABLE CONVERTIBLE
   PREFERRED STOCK                             (422,244)       (422,244)
                                             ----------      ----------

                NET INCOME AVAILABLE
              TO COMMON STOCKHOLDERS         $  297,898      $  228,231
                                             ==========      ==========
           EARNINGS PER COMMON SHARE:
            BASIC                            $      .01      $      .01
                                             ==========      ==========
            DILUTED                          $      .01      $      .01
                                             ==========      ==========

             WEIGHTED AVERAGE NUMBER
        OF COMMON SHARES OUTSTANDING         24,561,502      24,194,917
                                             ==========      ==========


See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2000 and 1999

                                         Additional                    Total
                             Common      Paid-In    Accumulated  Stockholders'
                              Stock      Capital      Deficit       Deficit
                     				  ----------  ----------- ------------  ------------

BALANCE, JANUARY 1, 1999     $ 241,945  $1,550,535 $(6,728,896)  $(4,936,416)

Accrued dividends on
 redeemable convertible
 preferred stock                  -           -       (422,244)     (422,244)
Issuance of 5,000 shares
 of common stock                    50         450        -              500
                             ---------  ----------  ----------   -----------
Net income                        -           -        650,475       650,475

BALANCE, DECEMBER 31, 1999     241,995   1,550,985  (6,500,665)   (4,707,685)

Accrued dividends on redeemable
 convertible preferred stock      -           -       (422,244)     (422,244)
Issuance of 522,083 shares of
 common stock                    5,221      31,325         -           36,546
Net income                        -           -         720,142       720,142
                            ----------  ----------  -----------   -----------

BALANCE, DECEMBER 31, 2000  $  247,216  $1,582,310  $(6,202,767)  $(4,373,241)
                            ==========  ==========  ===========   ===========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999

CASH FLOWS FROM OPERATING ACTIVITIES                     2000         1999
                                                         ----         ----

    Net income                                       $  720,142    $ 650,475
    Adjustments to reconcile net income to net
     cash provided by operating activities
     Depreciation                                       385,409      666,902
      (Gain) on sales or disposal of property
     and equipment                                         -            (250)
     Deferred tax expense                               400,336      382,057
    Issuance of common stock                               -             500
    Changes in operating assets and liabilities:
     Accounts receivable - trade                        (29,300)      38,696
     Other current assets                                  (401)      (4,947)
     Other assets                                       (95,425)      (4,575)
     Accounts payable                                  (100,663)    (156,704)
     Accrued expenses                                   132,747       (1,229)
     Income taxes payable                                  -          (8,661)
      Accrued interest - majority stockholder          (313,086)    (274,663)
                                                       --------     --------
                         NET CASH PROVIDED BY
                         OPERATING ACTIVITIES         1,099,759    1,287,601

  CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment                 (35,164)    (254,109)
    Proceeds from sales or disposal of property
     and equipment                                         -             250
                                                       --------     --------

                           NET CASH (USED IN)
                         INVESTING ACTIVITIES           (35,164)    (253,859)

  CASH FLOWS FROM FINANCING ACTIVITIES

    Debt reduction:
      Notes payable - majority stockholder             (717,099)  (1,161,613)
    Issuance of common stock                             36,546         -
                                                       --------    ---------

                           NET CASH (USED IN)
                         FINANCING ACTIVITIES          (680,553) (1,161,613)
                                                       ---------  ----------
                   NET INCREASE (DECREASE) IN
                    CASH AND CASH EQUIVALENTS           384,042    (127,871)

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                     325,698     453,569
                                                        --------   ---------
                    CASH AND CASH EQUIVALENTS
                               AT END OF YEAR          $ 709,740   $ 325,698
                                                       =========   =========

See accompanying notes.

TELVUE CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2000 and 1999

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

During 2000, five customers accounted for 69% of sales and 73% of receivables at December 31, 2000. During 1999, six customers accounted for 73% of sales and 65% of receivables at December 31, 1999.

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

Accounts Receivable - Trade

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2000 and 1999. Historically, the Company has experienced virtually no bad debt.

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

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. Long-lived assets include property and equipment. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value of the assets. The Company also evaluates the depreciation periods of assets, to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 2000, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 31,137,944 and 57,027,826 in 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share.

NOTE 2 - SUPPLEMENTARY DISCLOSURES TO STATEMENTS OF CASH FLOWS

  Cash paid (refunded)  during the year for:         2000        1999
                                                     ----        ----

  Interest                                      $   666,901  $  638,387
                                                ===========  ==========

  Income taxes                                  $      -     $  (12,324)
                                                ===========  ==========

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 in 2000 and 1999. In 1999, the Company issued 5,000 shares of common stock valued at $500 under the Director Compensation Plan (See Note
6).

NOTE 3 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 2000 and 1999, is as follows:

                                                                Estimated
                                                               Useful Lives
                                       2000           1999        in Years
                                       ----           ----     ------------

  Operating equipment              $ 4,810,266    $ 4,785,771       5
  Office furniture and equipment       224,492        213,822       5
  Leasehold improvements                39,684         39,684       5
                                   -----------    -----------
                                   $ 5,074,442    $ 5,039,277
                                   ===========    ===========

NOTE 4 - NOTES PAYABLE - MAJORITY STOCKHOLDER

Notes payable, unsecured, to the majority stockholder consisted of the following at December 31, 2000 and 1999:

                                      2000           1999
                                      ----           ----

  National equipment loan (a)      $     -        $   717,099
  Notes payable (SDC) (b)             541,000         541,000
                                   ----------     -----------
                                   $  541,000     $ 1,258,099
                                   ==========     ===========

(a)	In March 1994, the Company's majority stockholder provided a
$1,500,000 line of credit for the purchase of additional equipment to expand the National POP (Point of Presence). Amounts outstanding bear interest at prime plus one percent (1%) and interest is payable monthly. At the option of the Company, interest may be paid by the delivery of shares of Redeemable Convertible Preferred Stock (see Note 6) at $1 per share. This line was paid in full during 2000. The effective interest rate at December 31, 1999 was 9.5%.

(b)	In January 1995, the Company's majority stockholder acquired from
Science Dynamics Corporation ("SDC") a subordinated note in the amount of $541,000. The note is noninterest-bearing and repayment is restricted to cash not needed for operations as determined by the Company.

Accrued interest on lines of credit that have been paid in full accrue interest at the rate of the underlying line of credit. Interest rates range from prime plus one percent (1%), 10.5% and 9.5% at December 31, 2000 and 1999, respectively, to 12% fixed rate.

The Company has obtained from the majority stockholder an extension of a prior agreement whereby the majority stockholder has agreed not to demand repayment of principal or interest during 2001. However, the Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $25,000 for current and accrued interest. The Company, at its discretion, may make additional principal payments when the Company has excess cash not needed to fund operations. The Company has, therefore, classified $84,000 of the accrued interest as a short term liability and has classified the note payable and the balance of the accrued interest as long-term liabilities.

NOTE 5 - LEASES

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

     Year Ending
     December 31,
     ------------
      2001              $     124,082
      2002                    124,082
      2003                    124,082
      2004                     51,701
                          -----------
                        $     423,947
                          ===========

Rental expense under the operating lease for office facilities amounted to $124,082 and $115,681 in 2000 and 1999, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 2001.

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

Stock Option Plan

In May 1999, the Company established the TelVue Corporation 1999 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant options to acquire up to 10 million shares of common stock. Options granted under the plan are intended to be incentive stock options ("ISO"). The exercise price of each ISO will not be less than the market price of the Company's stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company's stock on the date of the grant. The options expire ten years after the date of the grant. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. During 2000 and 1999, options to purchase 30,000 and 1,625,000 shares, respectively, of the Company's common stock were granted. As of December 31, 2000 and 1999, options to purchase 1,110,417 and 1,625,000 shares, respectively, were outstanding at an exercise price of $.07 per share. At December 31, 2000 and 1999, options to purchase 267,083 and 367,500 shares, respectively, were vested and exercisable. During 2000, options to purchase 522,083 shares were exercised and options to purchase 22,500 shares were terminated. There was no significant difference between the amount of compensation recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

Stock Compensation

In December 1997, the Company adopted a Director Compensation Plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $.05 per share. In 1999, the Company issued 5,000 shares of common stock under this plan and recognized director compensation expense of $500.

In connection with a prior line of credit discussed, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's common stock for $.01 per share, the fair market value of the common stock on the grant date. The warrants provide for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of common stock and other events as defined in the warrant agreement. The warrant holder is entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's common stock issued pursuant to the exercise of the warrants.

NOTE 7 - CORPORATE INCOME TAXES

The provisions for income tax (benefit) consist of the following components:

  Current                                     2000             1999
                                              ----             ----

    Federal (alternative minimum tax)      $    -          $ (20,985)
    State                       -               -                -
                                           --------        ---------
                                                -            (20,985)
  Deferred
    Federal                                  371,536         373,121
    State                                    105,145          94,622
                                           ---------       ---------
                                             476,681         467,743
  Valuation allowance (decrease)             (76,345)        (85,686)
                                           ---------       ---------
                                             400,336         382,057
                                           ---------       ---------

                                           $ 400,336       $ 361,072
                                           =========       =========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                          Federal                State
                                     2000        1999       2000       1999
                                     ----------------       ---------------
Deferred Tax Assets:

  Accrued interest - stockholder  $  649,246  $ 745,716  $ 197,540  $ 226,891
  Net operating loss carryforward    627,647    904,526     28,290    104,635
                                    ---------  --------   --------   --------

        Gross Deferred Tax Asset   1,276,893  1,650,242    225,830    331,526

Deferred Tax Liabilities:

  Property and equipment,
  principally due to differences
  in depreciation                    (29,221)   (31,034)    (8,891)    (9,443)
                                    --------   --------   --------   --------
  Net deferred tax asset before
  valuation allowance              1,247,672  1,619,208    216,939    322,083
  Valuation allowance                   -          -       (28,290)  (104,635)
                                   ---------  ---------  ---------  ---------

          Net Deferred Tax Asset  $1,247,672 $1,619,208  $ 188,649  $ 217,448
                                   =========  =========   ========   ========

The Company has a net operating loss carryforward of approximately $1,850,000 on a tax-reporting basis. The carryforward will expire as follows, if not utilized:

    	Year Ending
    	December 31,
     -----------
        2007            $   250,000
        2008                300,000
        2009                800,000
        2010                500,000
                         ----------
                        $ 1,850,000
                        ===========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

NOTE 8 - PENSION PLAN

The Company maintains a Simplified Employee Pension (SEP) plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company may make discretionary contributions for the participants. The Company elected to match fifty percent (50%) of 2000 and 1999 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2000 and 1999 amounted to $20,847 and $19,090, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has an unsecured note payable to the majority stockholder. (See Note 4).

The Company provided its automated number identification services to subsidiaries of Lenfest Communications, Inc. ("LCI"). The Company recognized revenues of approximately $390,000 from LCI subsidiaries in 1999 and had a receivable of $58,914 due from LCI at December 31, 1999. These services were provided at normal billing rates. At December 31, 1999, the Company and LCI were under the control of the majority stockholder of the Company. As of January 18, 2000, the majority stockholder no longer controlled LCI. However, the Company continues to provide its services to subsidiaries of LCI, which has since merged into Comcast Cable Communications, Inc.

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

NOTE 12 - SUBSEQUENT EVENT

On March 9, 2001, the Company acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation located in Mullica Hill, New Jersey, for $1.3 million under the terms of an Asset Purchase Agreement (the "Agreement") which was signed on February 14,
2001. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The Company funded a portion of the acquisition by borrowing $650,000 from its majority shareholder, on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded and due on or about January 1, 2004. Jeffrey Kraengel, former president of Source, joined TelVue as Executive Vice President with the responsibility of integrating Source's operations into TelVue, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, supervising research and development and training employees.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TELVUE CORPORATION


DATED: 3/27/01                    By:   /s/Frank J. Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED: 3/27/01                    By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE

/s/H F Lenfest
--------------------------------    Chairman of the           3/27/01
H.F. Lenfest                        Board and Director

/s/Frank J. Carcione                Director                  3/27/01
--------------------------------
Frank J. Carcione

/s/Joseph Murphy                    Director                  3/27/01
--------------------------------
Joseph Murphy

/s/H Chase Lenfest                  Director                  3/27/01
--------------------------------
H. Chase Lenfest

/s/Brook Lenfest                   Director                   3/27/01
--------------------------------
Brook Lenfest

EXHIBIT INDEX

10.11 Letter dated March 31, 2001, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2003.

23.	   Consent of Pressman Ciocca and Smith, LLP, Certified Public Accountants.