Form 10-Q
period 2001-03-31
TELVUE CORP
filed 2001-05-15
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

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

Number of shares of registrant's common stock outstanding as of May 3, 2001: 24,721,583 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.



                         TELVUE CORPORATION

                                                                     INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 2001
          (unaudited) and as of December 31, 2000

          Statements of Operations for the three
          months ended March 31, 2001 (unaudited)
          and March 31, 2000 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 2001 (unaudited)
          and March 31, 2000 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

						March 31,    December 31,
						  2001            2000
					     -------------   -----------
ASSETS						Unaudited)	*

CURRENT ASSETS
  Cash and cash equivalents		      $   697,068     $  709,740
  Accounts receivable - trade			  891,945        781,597
  Inventory					   11,856           -
  Deferred tax asset				  410,000        300,000
  Other current assets				   35,950         16,974
					      -----------     ----------
     TOTAL CURRENT ASSETS		        2,046,819      1,808,311

PROPERTY AND EQUIPMENT
  Machinery and equipment			5,189,874      5,074,442
  Less accumulated depreciation			4,587,273      4,509,063
					      -----------     ----------
						  602,601        565,379

OTHER ASSETS
  Deferred tax asset				  923,725      1,136,320
  Goodwill-net of accumulated amortization
   of $4,879 in 2001				1,232,703           -
  Covenant not to compete - net of
   accumulated amortization of $208 in 2001	    9,792           -
  Other assets					    9,300        109,300
					       ----------     ----------
						2,175,520      1,245,620
					       ----------     ----------
					       $4,824,940     $3,619,310
					       ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued interest-majority stockholder-current  $ 51,600       $ 84,000
  Notes payable - Ford Motor Credit Corp-current    4,118           -
  Accounts payable				  277,796        254,680
  Accrued expenses				  352,181        304,357
  Accrued dividends				1,372,293      1,266,732
					      -----------     ----------
     TOTAL CURRENT LIABILITIES			2,057,988      1,909,769

NOTES PAYABLE - MAJORITY STOCKHOLDER		1,191,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion				2,036,032      2,023,088

NOTES PAYABLE - DACON CORPORATION		  300,000           -

NOTES PAYABLE - FORD MOTOR CREDIT CORP - net
  of current portion				    8,882           -

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $4,785,426)		3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,721,583 shares
  issued and outstanding			  247,216        247,216
  Additional paid-in capital			1,582,310      1,582,310
  Accumulated deficit			       (6,117,181)    (6,202,767)
  					      -----------    -----------
					       (4,287,655)    (4,373,241)
					      -----------    -----------
					       $4,824,940     $3,619,310
					      ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

					     Three Months Ended March 31,
					     ----------------------------
					  	2001            2000
					    	----            ----
REVENUES				     $ 1,368,720     $ 1,233,189

OPERATING EXPENSES
  Service					 558,770         534,321
  Selling and marketing				 177,236         143,101
  General and administrative			 209,121         156,840
  Depreciation & amortization			  83,297         112,499
					     -----------     -----------
					       1,028,424         946,761
					     -----------     -----------

OPERATING INCOME				 340,296         286,428

OTHER INCOME (EXPENSE)
  Interest income				  10,500           4,112
  Interest expense				 (57,056)        (75,736)
					     -----------     -----------
					         (46,556)        (71,624)
					     -----------     -----------

INCOME BEFORE INCOME TAXES			 293,740         214,804

INCOME TAX					(102,595)        (76,939)
					    ------------     -----------

NET INCOME					 191,145         137,865

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK			(105,561)       (105,561)
					     -----------    ------------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS			      $   85,584     $    32,304
					     ===========    ============

NET INCOME PER COMMON SHARE
  BASIC						    $.00            $.00
					     ===========    ============
  DILUTED					    $.00            $.00
					     ===========    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC		 		      24,721,583      24,304,445
					      ==========      ==========
   DILUTED				      88,467,737      84,995,916
					      ==========      ==========


The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

						Three months Ended March 31,
						---------------------------
						    2001            2000
						    ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income					$   191,145       $ 137,865
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation & amortization			     83,297         112,499
    Deferred taxes				    102,595          76,938
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade    		   (110,347)          6,168
    Inventory					     (9,438)           -
    Other current assets			    (18,976)        (26,277)
   Increase (decrease) in -
    Accounts payable		   	             23,116        (146,962)
    Accrued expenses				     47,824         (18,666)
    Accrued interest - majority stockholder	    (19,456)           -
						 ----------      ----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES	    289,760         141,565
						 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment		    (52,432)        (16,059)
  Other assets (deposit on Source purchase)	    100,000            -
  Acquisition of assets of Source		 (1,000,000)           -
						 ----------      ----------
   NET CASH (USED) BY INVESTING ACTIVITIES	   (952,432)        (16,059)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable-majority stockholder  650,000            -
  Debt reduction:
    Notes payable - majority stockholder	       -           (299,266)
  Issuance of common stock 			       -             23,800
 						 ----------      ----------
   NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES		            650,000        (275,466)
						 ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS			            (12,672)       (149,960)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD				    709,740         325,698
						 ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD	 $  697,068      $  175,738
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                        (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  NEW BUSINESS AND ACQUISITIONS:
    -----------------------------

On March 9, 2001, TelVue Corporation (the "Company") acquired the assets of
J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source
Communications Group ("Source"), a Delaware corporation located in Mullica
Hill, New Jersey, for $1.3 million under the terms of an Asset Purchase
Agreement which was signed on February 14, 2001. The assets, which consisted primarily of material contracts with equipment, software and Communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The Company funded a portion of the acquisition by borrowing $650,000 from its majority shareholder, on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded and due on or about January 1, 2004. Jeffrey Kraengel, former president of Source, joined the Company as Executive Vice President with the responsibility of integrating Source's operations into the Company, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, supervising research and development and training employees.

The accompanying financial statements include the operations of Source since the date of acquisition.

The following unaudited pro forma information for the three months ended
March 31, 2001, is presented as if the acquisition of Source occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Source since January 1, 2000.

                                       Three Months Ended March 31,
                                           2001            2000
                                        ----------       --------
Revenues                                $1,676,937      $1,718,028
Net income                                 195,042         142,565
Diluted EPS                                   $.00            $.00


3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2001            2000
                                           ----            ----
             Income taxes                 $   -          $  -
             Interest                     $57,056        $75,736

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 105,561 for each of the three months ended March 31, 2001 and 2000.


The Company issued a promissory note, in the amount of $300,000, payable to the seller in connection with the purchase of Source.

The Company purchased a van in the amount of $21,402. The Company paid cash of $8,402 and financed the balance of $13,000.

4.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 63,746,154 and 60,691,471 for the three months ended March 31, 2001 and 2000, respectively, were used in the calculation of diluted earnings per common share.

The following is reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2001 and 2000.


                                       Net Income
                                       Available     Average
				       to Common      Shares      Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2001                                  $   85,584     24,721,583    $ .00
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            105,561     32,608,210
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           267,083
                                      -----------    ----------    --------
Diluted                               $  191,145     88,467,737    $ .00
                                      ===========    ==========    ========

2000                                  $   32,304     24,304,445    $ .00
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            105,561     29,793,110
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -            27,500
                                      -----------    ----------    --------
Diluted                               $  137,865     84,995,916    $ .00
                                      ===========    ==========    ========

5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 2001 accrued dividends on outstanding preferred stock amounted to $1,372,293

6.  CORPORATE INCOME TAXES:
    -----------------------

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

The provisions for income tax benefit (expense) consist of the following components:

                                                  2001             2000
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                        (102,595)          (76,939)
 State                                               -                -
                                               ----------        ----------
                                               $(102,595)        $ (76,939)
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately $1,560,000 on a tax reporting basis. The carryforward will begin to expire in 2007, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

7.  NOTES PAYABLE AND ACCRUED INTEREST
    ----------------------------------

Notes Payable and Accrued Interest - Majority Stockholder:
---------------------------------------------------------
On March 5, 2001, the Company borrowed $650,000 from the majority stockholder for the purchase of Source Communications Group. Interest on the loan is set at the rate of prime plus one percent (1%) compounded monthly.  The principal on the loan is due on or about January 1, 2004.  This brings the total outstanding notes due to the majority stockholder in the aggregate principal amount of $1,191,000 and accrued interest due on these notes in the aggregate amount of $2,087,632.  Effective as of March 31, 2001, the Company obtained from the majority stockholder an extension to January 1, 2003, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans.  The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of at least $25,000 through December
31, 2001.  The Company makes current interest payments from the monthly payment and the balance of the payment is applied to accrued interest. The
Company may make monthly payments in excess of $25,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations.  The Company made payments of $75,000 during the three months ended March 31, 2001.  The Company has classified $51,600 of the accrued interest as a current liability on the balance sheet.

Notes Payable - Dacon Corporation d/b/a Source Communications Group
-------------------------------------------------------------------
On March 9, 2001, the Company acquired substantially all of the assets of Source Communications Group for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years.
Interest only is payable monthly during year one at the rate of 8% per annum.
Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of March 31, 2001, the principal amount of the note was $300,000.

Notes Payable - Ford Motor Credit Corp
--------------------------------------
TelVue purchased a van for $21,402, to be used for installations related to the Source business.  The Company paid cash of $8,402 and financed the balance of $13,000.  The loan is payable monthly in the amount of $390 including principal and interest, has a term of three years and bears interest at 5.0% per annum.

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

9. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

The Company had conducted all of its operations as a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable industry for the automated ordering of pay-per-view features and events. As discussed in note 2, on March 9, 2001, the Company acquired substantially all of the assets of Source, a communications solutions provider and network integrator. The following represents information for the Company's ANI and Source business segments.

Three Months Ended March 31, 2001          ANI        Source        Total
---------------------------------      ----------   ---------    ----------
Revenues                               $1,326,624    $ 42,096    $1,368,720
Operating income                          362,587     (22,291)      340,296
Interest expense                           57,056         -          57,056
Income before income taxes                316,031     (22,291)      293,740
Capital expenditures                       44,030   1,321,402     1,365,432


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation ("TelVue") is a marketing and service company primarily selling automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). TelVue provides the Service through equipment it purchases. TelVue's equipment for providing the Service nationwide is located at the Company's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

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

     TelVue had net income of $191,045 and $137,865 for the three months ended March 31, 2001 and 2000, respectively. Service revenue increased
$135,531 for the three months ended March 31, 2001. This is partially a result of revenue from Source of $42,096. Service revenue also increased as a result of an increase in feature revenue of $123,916. Pay-per-view buy revenue decreased $45,765 due to a reduction in the average monthly buy rate from 9.5% to 8.2% for the three months ended March 31, 2000 and 2001, respectively. TelVue believes the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems (see below).

     Service expenses increased $24,449 for the three months ended March
31, 2001. This is primarily due to cost of goods sold expense of $35,484 related to the Source business. No such costs were incurred during 2000.
Service expenses also increased as a result of an increase in payroll of $7,285 due to salary increases.

     Selling and marketing expenses increased $34,135 for the three months ended March 31, 2001. This increase is due in part to an increase in payroll taxes and benefits of $21,531, as a result of salary increases and Source personnel. General and administrative expenses increased $52,281 for the three months ended March 31, 2001. This is partially a result of an increase of $9,605 in payroll taxes and benefits as a result of salary increases and Source personnel, and an increase in legal expense of $33,127 related to the Source acquisition.

     During the three months ended March 31, 2001, TelVue purchased
$115,432 of equipment compared to $16,059 purchased during the same period of 2000. Included in the 2001 equipment purchases is $50,000 of equipment which was acquired with the purchase of Source. Also included is the purchase of a van in the amount of $21,402, of which $13,000 is being financed through Ford Motor Credit Corp. Depreciation and amortization expense decreased $29,202 for the three months ended March 31, 2001, as a result of equipment being fully depreciated. Depreciation and amortization accounted for 8% of total operating expenses for the three months ended March 31, 2001, compared to 12% for the three months ended
March 31, 2000.

     TelVue recorded income tax expense of $102,595 and $76,939 for the three months ended March 31, 2001 and 2000, respectively. TelVue's net operating loss carryforward was approximately $1,560,000 on a tax-reporting basis as of March 31, 2001 (see Note 6 to TelVue's financial statements).

     As of March 31, 2001, TelVue was serving approximately 18,400,000 full-time cable subscribers and 1,600,000 part-time cable subscribers, compared to approximately 15,900,000 full-time cable subscribers and 1,300,000 part-time cable subscribers served as of March 31, 2000. The part-time subscribers did not significantly contribute to the revenue or service expenses for the three months ended March 31, 2001 and 2000.

     Total liabilities increased $1,120,045 and total assets increased
$1,205,630 for the three months ended March 31, 2001. The increase in total liabilities was partially a result of an increase in notes payable to the majority stockholder of $650,000 and notes payable - Dacon Corporation of $300,000, both which are related to the purchase of Source. The increase in assets is primarily attributable to an increase in goodwill of $1,232,703 as a result of the Source purchase. TelVue's days for sales in average accounts receivable was 55 days at March 31, 2001 and 2000. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers.

      TelVue had positive cash flow from operating activities of $289,760 for the three months ended March 31, 2001, compared to $141,565 for the three months ended March 31, 2000. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $377,037 for the three months ended March 31, 2001, compared to positive cash flow from operating activities of $327,302 for the three months ended March 31, 2000.
The increase in cash flow is a result of the increase in service revenue
(see above).

      Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder
("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr.
Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans is payable quarterly and, at the option of TelVue may be paid by the delivery of shares of TelVue's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Accrued interest on this loan was $143,348 as of March 31, 2001, and there was no outstanding principal. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation
TelVue's non-interest bearing note in the amount of $541,000.

     On March 9, 2001, TelVue acquired substantially all of the assets of Source for $1.3 million (see Notes 2 and 7 to the financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. TelVue funded a portion of the acquisition by borrowing $650,000 from Mr. Lenfest on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded and due on or about January 1, 2004. The acquisition of Source is part of TelVue's long term business strategy to expand and diversify its operations. TelVue is assessing ways to cross-train its personnel and promote the integration of Source. These efforts may temporarily increase operating costs.

      TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 2001, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2003. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment. The balance of the payment is applied to loan principal. TelVue has made payments of $25,000 per month for the period January 2001 through March 2001, bringing total payments to $75,000 for the three months ended March 31, 2001.
TelVue intends to continue to make voluntary monthly repayments to Mr.
Lenfest throughout 2001. The monthly payment amount may vary during 2001 depending on the availability of cash. TelVue intends to invest cash in the Source business during the remainder of 2001 in an effort to grow the business. The aggregate outstanding loan balance due to Mr. Lenfest as of March 31, 2001, is $1,191,000 in loan principal and $2,087,632 in accrued interest (see Note 7 to TelVue's financial statements).

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) the continued expansion of TelVue's subscriber base, (ii) the cable industry's buy rates, and (iii) the continued deferral by Mr.
Lenfest of a lump sum cash repayment of his loans to TelVue. Management believes that its present marketing strategies will further increase the customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 9.5% to 8.2% for the three months ended
March 31, 2001.

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

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation of TelVue (incorporated by
	reference to TelVue's Registration Statement on Form S-8, dated
	March 30, 1989 (the "Registration Statement")).

3.2	Bylaws of TelVue (incorporated by reference to TelVue's
	Registration Statement).

3.3	Certificate of Amendment of Certificate of Incorporation of the
	Company, dated April 11, 1990 (incorporated by reference to the
	Company's Annual Report on Form 10-K for the year ended December 31,
	1991, (the "1991 Form 10-K")).

3.4	Certificate of Amendment of Certificate of Incorporation of the
	Company, dated March 15, 1991 (incorporated by reference to the 1991
	Form 10-K).

3.5	Form of copy of Amendment of Certificate of Incorporation of the
	Company, filed September 25, 1995 (incorporated by reference to the
	Company's Form 10-QSB for the period ended September 30, 1995, (the
	September 30, 1995 Form 10-QSB)).

4.1	The TelVue Corporation 1999 Stock Option Plan (incorporated by
	reference to Exhibit 99 of TelVue's Registration Statement on Form
	S-8, dated September 23, 1999), (the "1999 Stock Option Plan")).

4.2	Form of ISO Option Agreement issued pursuant to the 1999 Stock
	Option Plan (incorporated by reference to TelVue's Annual
	Report on Form 10-KSB for the year ended December 31, 1999, (the
	"1999 Form 10-KSB"))

4.3	Warrant Agreement, dated March 15, 1991, between TelVue and
	H.F. Lenfest (incorporated by reference to TelVue's Annual
	Report on Form 10-K for the year ended December 31, 1990, (the
	"1990 Form 10-K")).

4.4	Certificate of Designation of Class A Preferred Stock (incorporated
	by reference to the September 30, 1990 Form 10-Q).

4.5	Form of NQSO Option Agreement issued pursuant to the 1999 Stock
	Option Plan (incorporated by reference to the 1999 Form 10-KSB)

10.1	Distributorship Agreement, dated November 2, 1989, between the
	Company and Science(incorporated by reference to the 1989 Form 10-K)

10.2	Stock Purchase Agreement, dated November 2, 1989, between the
	Company and H.F. Lenfest (incorporated by reference to the
	Company's Report on Form 8-K, dated November 15, 1989, (the "1989
	Form 8-K")).

10.3	Shareholders' Agreement, dated November 2, 1989, among TelVue
	and certain of its stockholders (incorporated by reference to the
	Company's 1989 Form 8-K).

10.4	Option Agreement, dated November 2, 1989, among TelVue and
	certain of its stockholders (incorporated by reference to the 1989
 	Form 8-K).
10.5	Form of Credit Agreement between TelVue and H.F. Lenfest
	(incorporated by reference to the 1990 Form 10-K).

10.6	Form of Line of Credit Agreement between TelVue and H.F.
	Lenfest (incorporated by reference to the 1990 Form 10-K).

10.7	Subordinated Promissory Note, dated November 15, 1994 the principal
	amount of $541,000 payable to Science Dynamics Corporation
	(incorporated by reference to the 1994 Form 10-KSB).

10.8	Letter Agreement dated November 8, 1990 between Science Dynamics
	Corporation and H.F. Lenfest (incorporated by reference to the
 	Company's Report on Form 8-K for November 16, 1990).

10.9	Loan Agreement dated December 24, 1991, between TelVue and H.F.
	Lenfest (incorporated by reference to the 1991 Form 10-K).

10.10	Lease Agreement for office space and the First Amendment to Lease
	dated March 30, 1994 ("Office Lease Agreement"), between TelVue
	and Bloom Associates (incorporated by reference to the 1994 Form 10-KSB).

10.11	Letter dated March 31, 2001, from H.F. Lenfest, waiving the repayment
	of loans and accrued interest until January 1,2003
	(incorporated by reference to the 1994 Form 10-KSB)

10.12	Second Amendment to Office Lease Agreement Dated May 5, 1999,between
	TelVue and Bloom Associates(incorporated by reference to the 1999
	Form 10-KSB)

10.13	Asset Purchase Agreement by and among TelVue Corporation, J.D.
	Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source
	Communications Group and Jeffrey Kraengel, dated February 14, 2001
	(incorporated by reference to the March 26, 2001 From 8-K).

11.	Statement re:  Computation of Per Share Earnings (see TelVue's
	March 31, 2001 Financial Statements included herein).


(b) 	Report on Form 8-K

	On March 26, 2001, TelVue filed a report on Form 8-K providing information responsive to the requirements of Item 2 of the form regarding the acquisition of Source Communications Group by TelVue on March 9, 2001.
TelVue will file a Form 8-K/A on or before May 25, 2001 to provide the financial information required by Item 7 of the form.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 5/14/01                      By: /s/Frank J. Carcione
                                       -----------------------------------
					Frank J. Carcione
                                       	President(Chief Executive Officer)



Dated: 5/14/01   	     	    By: /s/Irene A. DeZwaan
                    		   	---------------------------------
                         		Irene A. DeZwaan
                         		Treasurer (Controller)










