Form 10QSB
period 2001-06-30
TELVUE CORP
filed 2001-08-14
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

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

Number of shares of registrant's common stock outstanding as of July 23, 2001: 24,796,583 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 15 pages.



                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 2001
          (unaudited) and as of December 31, 2000

          Statements of Operations for the three
          months ended June 30, 2001 (unaudited)
          and June 30, 2000 (unaudited)

          Statements of Operations for the six
          months ended June 30, 2001 (unaudited)
          and June 30, 2000 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 2001 (unaudited)
          and June 30, 2000 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements

                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 June 30,      December 31,
                                                   2001            2000
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   708,041     $  709,740
  Accounts receivable - trade                     1,079,474        781,597
  Inventory                                          20,467           -
  Deferred tax asset                                410,000        300,000
  Other current assets                               32,124         16,974
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         2,250,106      1,808,311

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,235,821      5,074,442
  Less accumulated depreciation                   4,667,477      4,509,063
                                                -----------     ----------
                                                    568,344        565,379

OTHER ASSETS
  Deferred tax asset                                793,371      1,136,320
  Goodwill - net of accumulated amortization
   of $25,507 in 2001                             1,212,075           -
  Covenant not to compete - net of
   accumulated amortization of $208 in 2001           9,168           -
  Other assets                                        9,300        109,300
                                                 ----------     ----------
                                                  2,023,914      1,245,620
                                                 ----------     ----------
                                                 $4,842,364     $3,619,310
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued interest-majority stockholder-current    $120,000        $84,000
  Notes payable-Dacon Corporation-current            35,864          -
  Notes payable - Ford Motor Credit Corp-current      4,170          -
  Accounts payable                                  362,976        254,680
  Accrued expenses                                  433,071        304,357
  Accrued dividends                               1,477,854      1,266,732
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,433,935      1,909,769

NOTES PAYABLE - MAJORITY STOCKHOLDER                867,315        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                             1,899,000      2,023,088

NOTES PAYABLE - DACON CORPORATION-net of
  current portion                                   264,136          -

NOTES PAYABLE - FORD MOTOR CREDIT CORP - net
  of current portion                                  7,480          -

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $4,996,548)               3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,721,583 shares
  issued and outstanding                            247,216        247,216
  Additional paid-in capital                      1,582,310      1,582,310
  Accumulated deficit                            (5,977,722)    (6,202,767)
                                                 -----------    -----------
                                                 (4,148,196)    (4,373,241)
                                                 -----------    -----------
                                                 $4,842,364     $3,619,310
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                          June 30,
                                               ----------------------------
                                                     2001            2000
                                                     ----            ----
REVENUES
  ANI services                                 $ 1,316,057     $ 1,278,032
  Hardware sales and service                       396,058             -
                                               -----------     -----------
TOTAL REVENUES                                   1,712,115       1,278,032

COST OF REVENUES
  ANI services                                     440,088         493,540
  Hardware sales and service                       310,969             -
                                              ------------     -----------
TOTAL COST OF REVENUES                             751,057         493,540
                                              ------------     -----------
GROSS MARGIN                                       961,058         784,492

OPERATING EXPENSES
  Selling and marketing                            178,868         138,978
  General and administrative                       247,804         162,563
  Depreciation & amortization                      101,456         102,997
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           528,128         404,538
                                               -----------     -----------
OPERATING INCOME                                   432,930         379,954

OTHER INCOME (EXPENSE)
  Interest income                                    6,825           3,630
  Interest expense                                 (64,381)        (71,830)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (57,556)        (68,200)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         375,374         311,754

INCOME TAX                                        (130,354)       (102,091)
                                                ------------     ----------

NET INCOME                                         245,020         209,663

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                           $  139,459     $   104,102
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.01            $.00
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,721,583      24,539,500
                                                 ==========      ==========
   DILUTED                                       88,467,737      86,353,912
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    	Six Months Ended
                                                          June 30,
                                               ----------------------------
                                                     2001            2000
                                                     ----            ----
REVENUES
  ANI services                                 $ 2,642,681     $ 2,511,221
  Hardware sales and service                       438,154             -
                                               -----------     -----------
TOTAL REVENUES                                   3,080,835       2,511,221

COST OF REVENUES
  ANI services                                     961,018       1,027,861
  Hardware sales and service                       348,809             -
                                              ------------     -----------
TOTAL COST OF REVENUES                           1,309,827       1,027,861
                                              ------------     -----------
GROSS MARGIN                                     1,771,008       1,483,360

OPERATING EXPENSES
  Selling and marketing                            356,104         282,079
  General and administrative                       456,925         319,403
  Depreciation & amortization                      184,753         215,496
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           997,782         816,978
                                               -----------     -----------
OPERATING INCOME                                   773,226         666,382

OTHER INCOME (EXPENSE)
  Interest income                                   17,325           7,742
  Interest expense                                (121,437)       (147,566)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                      (104,112)       (139,824)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         669,114         526,558

INCOME TAX                                        (232,949)       (179,030)
                                                ------------     ----------

NET INCOME                                         436,165         347,528

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (211,122)       (211,122)
                                                -----------    ------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                           $  225,043     $   136,406
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.01            $.01
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,721,583      24,421,972
                                                 ==========      ==========
   DILUTED                                       89,583,179      86,236,384
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.



                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Six Months Ended
                                                          June 30,
                                                    ---------------------
                                                     2001            2000
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   436,165       $347,528
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation & amortization                     184,753        215,496
    Deferred taxes                                  232,949        179,030
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                    (297,875)       (34,494)
    Inventory                                       (18,049)          -
    Other current assets                            (15,150)       (23,095)
   Increase (decrease) in -
    Accounts payable                                108,296       (234,498)
    Accrued expenses                                128,714         34,789
    Accrued interest - majority stockholder         (88,088)         -
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES       671,715        484,756
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (99,729)       (28,353)
  Other assets (deposit on Source purchase)         100,000            -
  Acquisition of assets of Source                (1,000,000)           -
                                                 -----------    -----------
   NET CASH (USED) BY INVESTING ACTIVITIES         (999,729)       (28,353)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable-majority stockholder  650,000           -
  Debt reduction:
    Notes payable - majority stockholder           (323,685)      (602,434)
  Issuance of common stock                            -             23,800
                                                 -----------     ----------
   NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                            326,315       (578,634)
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   (1,699)      (122,231)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               709,740        325,698
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  708,041     $  203,467
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

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

2.  NEW BUSINESS AND ACQUISITIONS:
    -----------------------------

On March 9, 2001, TelVue Corporation (the "Company") acquired the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation located in Mullica Hill, New Jersey, for $1.3 million under the terms of an Asset Purchase Agreement which was signed on February 14, 2001. The assets, which consisted primarily of material contracts with equipment, software and Communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The Company funded a portion of the acquisition by borrowing $650,000 from its majority shareholder, on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded monthly and due on January 1, 2004. Jeffrey Kraengel, former president of Source, joined the Company as Executive Vice President with the responsibility of integrating Source's operations into the Company, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, supervising research and development and training employees.

The accompanying financial statements include the operations of Source since the date of acquisition.

The following unaudited pro forma information for the six months ended June 30, 2001, is presented as if the acquisition of Source occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Source since January 1, 2000.

                                        Six Months Ended June 30,
                                           2001            2000
                                        ----------       --------
Revenues                                $3,388,812      $2,994,762
Net income                                 440,014         352,228
Diluted EPS                                   $.00            $.00


3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2001            2000
                                           ----            ----
             Income taxes               $   -           $  -
             Interest                   $209,525        $147,566

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of 211,122 for each of the six months ended June 30, 2001 and 2000.

The Company issued a promissory note, in the amount of $300,000, payable to the seller in connection with the purchase of Source.

The Company purchased a van in the amount of $21,402. The Company paid cash of $8,402 and financed the balance of $13,000.

4.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 64,861,596 and 61,814,412 for the six months ended June 30, 2001 and 2000, respectively, were used in the calculation of diluted earnings per common share.

The following is reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 2001 and 2000.


                                       Net Income
                                       Available    Average
                                     to Common      Shares        Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2001                                  $  225,043     24,721,583    $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            211,122     33,311,986
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           678,749
                                      -----------    ----------    --------
Diluted                               $  436,165     89,583,179    $ .00
                                      ===========    ==========    ========

2000                                  $  136,406     24,421,972    $ .01
Effect of dilution
  Warrants                                           29,915,160
  Convertible preferred stock            211,122     30,496,885
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           446,666
                                      -----------    ----------    --------
Diluted                               $  347,528     86,236,384    $ .00
                                      ===========    ==========    ========



5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 2001 accrued dividends on outstanding preferred stock amounted to $1,477,854.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  2001             2000
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                        (232,949)         (179,030)
 State                                               -                -
                                               ----------        ----------
                                               $(232,949)        $(179,030)
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

7.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Notes Payable and Accrued Interest - Majority Stockholder
---------------------------------------------------------
On March 5, 2001, the Company borrowed $650,000 from the majority stockholder for the purchase of Source Communications Group (the "Source Loan"). Interest on the loan is set at the rate of prime plus one percent (1%) compounded monthly. The principal on the loan is due on or about January 1, 2004.

Effective as of March 31, 2001, the Company obtained from the majority stockholder an extension to January 1, 2003, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of at least $25,000 through December 31, 2001. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $25,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made payments of $25,000 each month for each month from January 2001 to May 2001. In June 2001, the Company made a payment of $400,000 to Mr. Lenfest and applied $323,685 of the payment to the Source loan. The reminder of the payment was applied to current and accrued interest, bringing total payments during the six months ended June 30, 2001 to $525,000. The Company has classified $120,000 of accrued interest as a current liability. As of June 30, 2001, the total outstanding notes due to the majority stockholder is in an aggregate principal amount of $867,315 and accrued interest due on these notes in the aggregate amount of $2,019,000.

Notes Payable - Dacon Corporation d/b/a Source Communications Group
-------------------------------------------------------------------
On March 9, 2001, the Company acquired substantially all of the assets of Source Communications Group for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of June 30, 2001, the principal amount of the note was $300,000.

Notes Payable - Ford Motor Credit Corp
--------------------------------------
The Company purchased a van for $21,402, to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5.0% per annum. As of June 30, 2001, the principal amount due on the loan was $11,650.

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

Six months Ended June 30, 2001             ANI        Source        Total
---------------------------------      ----------   ---------    ----------
Revenues                               $2,642,681    $438,154    $3,080,835
Operating income                          858,956     (85,730)      773,226
Interest expense                          121,227         210       121,437
Income before income taxes                755,054     (85,940)      669,114
Capital expenditures                       85,030   1,326,349     1,411,379

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation ("TelVue") is a marketing and service company which sells automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). TelVue provides the Service through equipment it purchases. TelVue's equipment for providing the Service nationwide is located at TelVue's home office in Mt. Laurel, New
Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

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

     TelVue had net income of $245,020 and $209,663 for the three months ended June 30, 2001 and 2000, respectively, and net income of $436,165 and $347,528 for the six months ended June 30, 2001 and 2000, respectively. Total revenue increased $434,083 and $569,614 for the three and six months ended June 30, 2001, respectively. This is partially a result of hardware sales and service revenue from Source of $396,058 and $438,154 for the three and six months ended June 30, 2001, respectively. Service revenue also increased as a result of an increase in feature revenue of $108,430 and $232,346 for the three and six months ended June 30, 2001, respectively. Pay-per-view buy revenue decreased $82,202 and $127,967 for the three and six months ended June 30, 2001, respectively, due to a reduction in the average monthly buy rate from 9.6% to 8.0% for the three months ended June 30, 2000 and 2001, respectively, and from 9.6% to 7.8% for the six months ended June 30, 2000 and 2001, respectively. TelVue believes the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems (see below).

     Cost of revenues increased $257,517 and $281,966 for the three and six months ended June 30, 2001, respectively. This is primarily due to hardware sales and service direct costs of $310,969 and $343,459 for the three and six months ended June 30 2001, respectively, related to the Source business. No such costs were incurred during 2000. ANI service costs decreased $53,452 and $66,843 for the three and six months ended June 30, 2001, respectively as a result of a decrease in trunk expense of $39,468 and $57,128 for the three and six months ended June 30, 2001, respectively. The trunk decrease was due to retroactive credits received from MCIWorldcom under the terms of the contract agreement and as a result in the reduction in buy rates.

     Selling and marketing expenses increased $39,890 and $74,025 for the three and six months ended June 30, 2001, respectively. This increase is primarily a result of selling and marketing expenses related to the Source business, such as $55,427 for payroll, taxes and benefits and $10,717 in commission expense for the six months ended June 30, 2001. General and administrative expenses increased $85,241 and $137,522 for the three and six months ended June 30, 2001, respectively. The Source business accounts for $60,589 and $70,547 of the increase for the three and six months ended June 30, 2001, respectively, due predominately to payroll, taxes and benefits. Also contributing to the increase on the ANI side of the business was an increase in legal expense of $21,562 related to the Source acquisition, and an increase in accounting expense of $16,314 also related to the Source acquisition.

     During the six months ended June 30, 2001, TelVue purchased $162,729 of equipment compared to $28,353 purchased during the same period of 2000. Included in the 2001 equipment purchases is $50,000 of equipment which was acquired with the purchase of Source. Also included is the purchase of a van in the amount of $21,402, of which $13,000 is being financed through Ford Motor Credit Corp. Depreciation and amortization expense decreased $30,743 for the six months ended June 30, 2001, as a result of equipment being fully depreciated. Depreciation and amortization accounted for 8% of total operating expenses for the six months ended June 30, 2001, compared to 12% for the six months ended June 30, 2000.

     TelVue recorded income tax expense of $232,949 and $179,030 for the six months ended June 30, 2001 and 2000, respectively. TelVue's net operating loss carryforward was approximately $1,560,000 on a tax-reporting basis as of June 30, 2001 (see Note 6 to TelVue's financial statements).

     As of June 30, 2001, TelVue was serving approximately 19,100,000 full-time cable subscribers and 1,700,000 part-time cable subscribers, compared to approximately 16,600,000 full-time cable subscribers and 1,400,000 part-time cable subscribers served as of June 30, 2000. The part-time subscribers did not significantly contribute to the revenue or service expenses for the six months ended June 30, 2001 and 2000.

     Total liabilities increased $998,009 and total assets increased $1,223,054 for the six months ended June 30, 2001. The increase in total liabilities was partially a result of an increase in notes payable to the majority stockholder of $326,315 and notes payable - Dacon Corporation of $300,000, both which are related to the purchase of Source (see note 7 of the financial statements), and an increase in accrued dividends of $211,122. The increase in assets is primarily attributable to an increase in goodwill of $1,212,075 as a result of the Source purchase. TelVue's days for sales in average accounts receivable was 55 days at June 30, 2001, compared to 56 days at June 30, 2000. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers.

      TelVue had positive cash flow from operating activities of $671,715 for the six months ended June 30, 2001, compared to $484,756 for the six months ended June 30, 2000. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $853,867 for the six months ended June 30, 2001, compared to positive cash flow from operating activities of $742,054 for the six months ended June 30, 2000. The increase in cash flow is a result of the increase in service revenue (see above).

      Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans is payable quarterly and, at the option of TelVue may be paid by the delivery of shares of TelVue's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Accrued interest on this loan was $143,348 as of June 30, 2001, and there was no outstanding principal. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000.

     On March 9, 2001, TelVue acquired substantially all of the assets of Source for $1.3 million (see Notes 2 and 7 to the financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. TelVue funded a portion of the acquisition by borrowing $650,000 from Mr. Lenfest on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded and due on or about January 1, 2004. The acquisition of Source is part of TelVue's long term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and is also hiring new sales representatives to promote the Source products.

      TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 2001, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2003. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applying the balance from the monthly payment to either principal or accrued interest. TelVue has made payments of $25,000 per month for the period January 2001 through May 2001, and made a $400,000 payment in June 2001, of which $323,685 was applied to the principal
portion of the Source loan.   The total payments made to Mr. Lenfest during
the six months ended June 30, 2001 were $525,000. TelVue intends to continue to make voluntary monthly repayments to Mr. Lenfest throughout 2001. The monthly payment amount may vary depending on the availability of cash. TelVue intends to invest cash in the Source business during the remainder of 2001 in an effort to grow the business. The aggregate outstanding loan balance due to Mr. Lenfest as of June 30, 2001, is $867,315 in loan principal and $2,019,000 in accrued interest (see Note 7 to TelVue's financial statements).

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) the continued expansion of TelVue's subscriber base,
(ii) the cable industry's buy rates, and (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to TelVue. Management believes that its present marketing strategies will further increase the customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 9.6% to 7.8% for the six months ended June 30, 2000 and 2001, respectively.

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

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

TelVue's annual meeting of stockholders was held on June 14, 2001. The following five directors were elected:

                                      Vote For        Votes Withheld
                                     -----------      --------------
1.  H.F. Lenfest                     144,887,508            8,500
2.  Frank Carcione                   144,860,508           35,500
3.  Joseph Murphy                    144,887,508            8,500
4.  H. Chase Lenfest                 144,887,508            8,500
5.  Joy Tartar                       144,887,508            8,500


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

10.11 Letter dated March 31, 2001, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2003(incorporated by reference to the March 31, 2001 Form 10-QSB).

10.12 Second Amendment to Office Lease Agreement Dated May 5, 1999, between TelVue and Bloom Associates(incorporated by reference to the 1999 Form 10-KSB).

10.13 Asset Purchase Agreement by and among TelVue Corporation, J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group and Jeffrey Kraengel, dated February 14, 2001 (incorporated by reference to the March 26, 2001 Form 8-K).

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2001 Financial Statements included herein).

(b) On May 25, 2001, TelVue filed an amended report on Form 8-K/A providing information responsive to the requirements of Item 7 of the form regarding the acquisition of Source Communications Group by TelVue on March 9, 2001. TelVue filed a report on Form 8-K on March 26, 2001 responsive to the requirements of Item 2 of the form.




                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated: 8/10/01                      By: /s/Frank J. Carcione
                                       -----------------------------------
                                       Frank J. Carcione
                                       President(Chief Executive Officer)



Dated: 8/10/01                      By: /s/Irene A. DeZwaan
                                        ---------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)