Form 10QSB
period 2001-09-30
TELVUE CORP
filed 2001-11-14
CIK 839443

U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2001

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

Number of shares of registrant's common stock outstanding as of October
16,
2001: 24,771,583 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 18 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 2001
          (unaudited) and as of December 31, 2000

          Statements of Operations for the three
          months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                              September 30,  December 31,
                                                   2001           2000
                                               -------------  -----------

ASSETS                                         (Unaudited)             *

CURRENT ASSETS
  Cash and cash equivalents                     $ 1,032,170    $  709,740
  Accounts receivable - trade                       960,229       781,597
  Inventory                                          96,155          -
  Deferred tax asset                                300,000       300,000
  Other current assets                               27,098        16,974
                                                -----------    ----------
     TOTAL CURRENT ASSETS                         2,415,652     1,808,311

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,267,152     5,074,442
  Less accumulated depreciation                   4,746,834     4,509,063
                                                -----------    ----------
                                                    520,318       565,379

OTHER ASSETS
  Deferred tax asset                                763,012     1,136,320
  Goodwill - net of accumulated amortization
   of $46,135 in 2001                             1,191,447          -
  Covenant not to compete - net of
   accumulated amortization of $1,456 in 2001         8,544          -
  Other assets                                        9,300       109,300
                                                 ----------    ----------
                                                  1,972,303     1,245,620
                                                 ----------    ----------
                                                 $4,908,273    $3,619,310
                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued interest-majority stockholder-current    $144,000       $84,000
  Notes payable-Dacon Corporation-current            72,184          -
  Notes payable-Ford Motor Credit Corp-current        4,222          -
  Accounts payable                                  393,653       254,680
  Accrued expenses                                  465,006       304,357
  Accrued dividends                               1,583,415     1,266,732
  Accrued income tax                                 53,000          -
                                                -----------    ----------
     TOTAL CURRENT LIABILITIES                    2,715,480     1,909,769

NOTES PAYABLE - MAJORITY STOCKHOLDER                634,631       541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                             1,875,000     2,023,088

NOTES PAYABLE - DACON CORPORATION-net of
  current portion                                   227,816          -

NOTES PAYABLE - FORD MOTOR CREDIT CORP - net
  of current portion                                  6,745          -

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $4,996,548 and
   $4,785,426, respectively)                      3,518,694     3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,771,583 and 24,721,583
  shares, respectively, issued and outstanding      247,716       247,216
  Additional paid-in capital                      1,585,310     1,582,310
  Accumulated deficit                            (5,903,119)   (6,202,767)
                                                 -----------   -----------
                                                 (4,070,093)   (4,373,241)
                                                 -----------   -----------
                                                 $4,908,273    $3,619,310
                                                 ===========   ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       September 30,
                                              ----------------------------
                                                     2001           2000
                                                     ----           ----
REVENUES
  ANI services                                 $ 1,347,742    $ 1,200,307
  Hardware sales and service                       544,916             -
                                               -----------    -----------
TOTAL REVENUES                                   1,892,658      1,200,307

COST OF REVENUES
  ANI services                                     538,706        456,373
  Hardware sales and service                       423,822            -
                                              ------------    -----------
TOTAL COST OF REVENUES                             962,528        456,373
                                              ------------    -----------
GROSS MARGIN                                       930,130        743,934

OPERATING EXPENSES
  Selling and marketing                            207,318        133,255
  General and administrative                       205,318        128,867
  Depreciation & amortization                      100,609         86,376
                                               -----------    -----------
TOTAL OPERATING EXPENSES                           513,245        348,498
                                               -----------    -----------
OPERATING INCOME                                   416,885        395,436

OTHER INCOME (EXPENSE)
  Interest income                                    5,050          5,879
  Interest expense                                 (48,412)       (66,146)
                                                -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                       (43,362)       (60,267)
                                                -----------    -----------

INCOME BEFORE INCOME TAXES                         373,523        335,169

INCOME TAX                                        (193,359)      (114,222)
                                                ------------    ----------

NET INCOME                                         180,164        220,947

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)      (105,561)
                                                -----------   ------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                           $   74,603    $   115,386
                                                ===========   ===========

NET INCOME PER COMMON SHARE
  BASIC                                               $.01           $.00
                                                ============  ===========
  DILUTED                                             $.00           $.00
                                                ============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,771,583     4,677,209
                                                 ==========    ==========
   DILUTED                                       90,296,954    87,013,313
                                                 ==========    ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Nine Months Ended
                                                      September 30,
                                               ----------------------------
                                                     2001           2000
                                                     ----           ----
REVENUES
  ANI services                                 $ 3,990,423    $ 3,711,528
  Hardware sales and service                       983,070            -
                                               -----------    -----------
TOTAL REVENUES                                   4,973,493      3,711,528

COST OF REVENUES
  ANI services                                   1,499,724      1,484,234
  Hardware sales and service                       772,631            -
                                              ------------    -----------
TOTAL COST OF REVENUES                           2,272,355      1,484,234
                                              ------------    -----------
GROSS MARGIN                                     2,701,138      2,227,294

OPERATING EXPENSES
  Selling and marketing                            563,422        415,334
  General and administrative                       662,243        448,270
  Depreciation & amortization                      285,362        301,872
                                               -----------    -----------
TOTAL OPERATING EXPENSES                         1,511,027      1,165,476
                                               -----------    -----------
OPERATING INCOME                                 1,190,111      1,061,818

OTHER INCOME (EXPENSE)
  Interest income                                   22,375         13,621
  Interest expense                                (169,849)      (213,712)
                                                -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                      (147,474)      (200,091)
                                                -----------    -----------

INCOME BEFORE INCOME TAXES                       1,042,637        861,727

INCOME TAX                                        (426,308)      (293,252)
                                                ------------    ----------

NET INCOME                                         616,329        568,475

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (316,683)      (316,683)
                                                -----------   ------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                           $  299,646    $   251,792
                                                ===========   ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.01           $.01
                                                ============  ===========
  DILUTED                                             $.01           $.01
                                                ============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,738,249    24,507,556
                                                 ==========    ==========
   DILUTED                                       90,263,620    86,843,660
                                                 ==========    ==========

The accompanying unaudited notes are an integral part of these statements.



                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                                    ---------------------
                                                     2001           2000
                                                     ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   616,329      $568,475
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation & amortization                     285,362       301,872
    Deferred taxes                                  373,308       293,252
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                    (178,632)       83,800
    Inventory                                       (93,737)         -
    Other current assets                            (10,124)
(5,181)
    Other assets                                                    4,575
   Increase (decrease) in -
    Accounts payable                                138,973      (290,975)
    Accrued expenses                                160,649       143,458
    Accrued interest - majority stockholder         (88,088)         -
    Accrued income tax                               53,000          -
                                                 -----------   -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES     1,257,040     1,099,276
                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (129,710)      (28,699)
  Other assets (deposit on Source purchase)         100,000          -
  Acquisition of assets of Source                (1,000,000)         -
                                                 -----------   -----------
   NET CASH (USED) BY INVESTING ACTIVITIES       (1,029,710)      (28,699)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable -majority stockholder  650,000         -
  Debt reduction:
    Notes payable - majority stockholder           (556,369)     (911,288)
    Notes payable - Ford Motor Credit Corp.          (2,031)
  Issuance of common stock                            3,500        36,546
                                                 -----------    ----------
   NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                             95,100      (874,742)
                                                 -----------    ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                  322,430       195,835

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               709,740       325,698
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,032,170    $  521,533
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

The following unaudited pro forma information for the nine months ended September 30, 2001, is presented as if the acquisition of Source occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Source since January 1, 2000.

                                        Nine Months Ended September 30,
                                           2001            2000
                                        ----------       --------
Revenues                                $5,281,400      $5,162,151
Net income                                 620,178         582,576
Diluted EPS                                   $.01            $.01


3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2001            2000
                                           ----            ----
             Income taxes               $   -           $  -
             Interest                   $257,937        $213,712

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $316,683 for each of the nine months ended September 30, 2001 and 2000.

The Company issued a promissory note, in the amount of $300,000, payable to Dacon Corporation in connection with the purchase of the assets of Source.

The Company purchased a van in the amount of $21,402 in March 2001. The Company paid cash of $8,402 and financed the balance of $13,000.

4.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 65,525,371 and 62,336,104 for the nine months ended September 30, 2001 and 2000, respectively, were used in the calculation of diluted earnings per common share.

The following is reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 2001 and 2000.


                                       Net Income
                                       Available    Average
                                     to Common      Shares        Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2001                                  $  299,646     24,738,249    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            316,683     34,015,761
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           638,749
                                      -----------    ----------    -------
-
Diluted                               $  616,329     90,263,620    $ .01
                                      ===========    ==========    =======

2000                                  $  251,792     24,507,556    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            316,683     31,200,660
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           264,583
                                      -----------    ----------    -------
Diluted                               $  568,475     86,843,660    $ .01
                                      ===========    ==========    =======



5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 2001, accrued dividends on outstanding preferred stock amounted to $1,583,415.


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

The provisions for income tax benefit (expense) consist of the following components:

                                                  2001             2000
                                              -----------       ----------
Current
 Federal                                       $    -             $   -
 State                                           (53,000)             -
                                              -----------       ----------
                                                 (53,000)             -
Deferred
 Federal                                        (373,308)        (293,252)
 State                                               -                -
                                               ----------       ----------
                                                (373,308)        (293,252)
                                               ----------       ----------
                                               $ 426,308        $ 293,252
                                               ==========       ==========

The Company has a net operating loss carryforward of approximately $850,000 on a tax reporting basis. The carryforward will begin to expire in 2007, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

7.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Notes Payable and Accrued Interest - Majority Stockholder
---------------------------------------------------------
On March 5, 2001, the Company borrowed $650,000 from the majority stockholder for the purchase of the assets of Source Communications Group (the "Source Loan"). Interest on the loan is set at the rate of prime plus one percent (1%) compounded monthly. The principal on the loan is due on January 1, 2004.

Effective as of March 31, 2001, the Company obtained from the majority stockholder an extension to January 1, 2003, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of at least $25,000 through December 31, 2001. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $25,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made total payments of $800,000 for the period January 1, 2001 through September 30, 2001. The Company applied $556,369 of the loan payment to the Source loan. The remainder of the payment was applied to current and accrued interest. The Company has classified $144,000 of accrued interest as a current liability. As of September 30, 2001, the total outstanding notes due to the majority stockholder in an aggregate principal amount of $634,631 and accrued interest due on these notes in the aggregate amount of $2,019,000.

Notes Payable - Dacon Corporation d/b/a Source Communications Group
-------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of September 30, 2001, the principal amount of the note was $300,000.

Notes Payable - Ford Motor Credit Corp
--------------------------------------
In March 2001, the Company purchased a van for $21,402, to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5.0% per annum. As of September 30, 2001, the principal amount due on the loan was $10,967.

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

9. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

The Company had conducted all of its operations as a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable industry for the automated ordering of pay-per-view features and events. As discussed in note 2, on March 9, 2001, the Company acquired the assets of Source, a communications solutions provider and network integrator. The following represents information for the Company's ANI and Source business segments.

Nine months Ended September 30, 2001      ANI        Source        Total
------------------------------------   ----------   ---------    ---------
Revenues                               $3,990,423   $983,070    $4,973,493
Operating income                        1,322,453   (132,342)    1,190,111
Interest expense                          169,543        306       169,849
Income before income taxes              1,175,214   (132,577)    1,042,637
Capital expenditures                      116,208  1,326,502     1,442,710

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation ("TelVue") operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). TelVue provides the Service through equipment it purchases. TelVue's equipment for providing the Service nationwide is located at the Company's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

	TelVue's other business segment operates under the name, Source Communications Group pursuant to TelVue's acquisition of the assets of Source Communications Group, a Delaware corporation located in Mullica Hill, NJ ("Source") for $1.3 million on March 9, 2001. The Source segment functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic states. Source represents a number of well-known equipment, software and communications service suppliers. Source molds these resources into a custom business solution for its clients and satisfies its customers' individual voice and data communications needs. The acquisition was part of a strategy to allow TelVue to grow and diversify both its product lines and customer base beyond the cable TV industry. TelVue plans to expand Source's current sales and marketing activities along with enhancing its existing installation and maintenance services. Under the terms of the asset purchase agreement, TelVue retained the employees and management of Source and Source relocated its principal offices to TelVue's offices in Mt. Laurel, NJ. Jeffery Kraengel, the former President of Source, joined TelVue as an Executive Vice President with the responsibility of integrating the Source operations into TelVue, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, supervising research and development, and training employees.

     TelVue had net income of $180,164 and $220,947 for the three months ended September 30, 2001 and 2000, respectively, and net income of $616,329 and $568,475 for the nine months ended September 30, 2001 and 2000, respectively. Total revenue increased $692,351 and $1,261,965 for the three and nine months ended September 30, 2001, respectively. This is partially a result of hardware sales and service revenue from Source of $544,916 and $983,070 for the three and nine months ended September 30, 2001, respectively. Service revenue also increased as a result of an increase in feature revenue of $135,900 and $368,246 for the three and nine months ended September 30, 2001, respectively. Pay-per-view buy revenue decreased $34,341 and $162,308 for the three and nine months ended September 30, 2001, respectively, due to a reduction in the average monthly buy rate from 8.2% to 7.1% for the three months ended September 30, 2000 and 2001, respectively, and from 9.1% to 7.7% for the nine months ended September 30, 2000 and 2001, respectively. TelVue believes the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events and the movement of cable operators to impulse ordering on digital cable systems (see below).

     Cost of revenues increased $506,155 and $788,121 for the three and nine months ended September 30, 2001, respectively. This is primarily due to hardware sales and service direct costs of $423,822 and $772,631 for the three and nine months ended September 30 2001, respectively, related to the Source business. No such costs were incurred during 2000. ANI service costs increased $82,333 and $15,490 for the three and nine months ended September 30, 2001, respectively, primarily as a result of an increase in trunk expense. During the three months ended September 30, 2000, TelVue received credits from MCIWorldcom which decreased trunk expense thereby reflecting a greater increase in trunk expense for the three months ended September 30, 2001.

     Selling and marketing expenses increased $74,063 and $148,088 for the three and nine months ended September 30, 2001, respectively. This increase is primarily a result of selling and marketing expenses related to the Source segment, such as $56,481 and $111,908 for payroll, taxes and benefits for the three and nine months ended September 30, 2001, respectively, and $15,262 and $25,979 for commission expense for the three and nine months ended September 30, 2001, respectively. General and administrative expenses increased $76,451 and $213,973 for the three and nine months ended September 30, 2001, respectively. The Source business accounts for $55,743 and $131,640 of the increase for the three and nine months ended September 30, 2001, respectively, due predominately to payroll, taxes and benefits of $39,260 and $101,333 for the three and nine months ended September 30, 2001, respectively. Also contributing to the increase for the nine months ended September 30, 2001, for the ANI side of the business was an increase in legal expense of $20,982 related to the Source acquisition, and an increase in accounting expense of $17,174 also related to the Source acquisition.

     During the nine months ended September 30, 2001, TelVue purchased $192,710 of equipment compared to $28,699 purchased during the same period in 2000. Included in the 2001 equipment purchases is $50,000 in equipment which was acquired with the purchase of Source. Also included is the purchase of a van in the amount of $21,402, of which $13,000 is being financed through Ford Motor Credit Corp. Depreciation and amortization expense decreased $16,510 for the nine months ended September 30, 2001, as a result of equipment becoming fully depreciated. Depreciation and amortization accounted for 19% of total operating expenses for the nine months ended September 30, 2001, compared to 26% for the nine months ended September 30, 2000.

     TelVue recorded income tax expense of $426,308 and $293,252 for the nine months ended September 30, 2001 and 2000, respectively. Included in the income tax expense were deferred income taxes of $373,308 and current income tax expense of $53,000. The current income tax expense has been accrued for the State of New Jersey because the state net operating losses have been used and/or have expired. TelVue's federal net operating loss carryforward was approximately $850,000 on a tax-reporting basis as of September 30, 2001 (see Note 6 to TelVue's financial statements).

     As of September 30, 2001, TelVue was serving approximately 19,600,000 full-time cable subscribers and 1,600,000 part-time cable subscribers, compared to approximately 17,100,000 full-time cable subscribers and 1,400,000 part-time cable subscribers served as of September 30, 2000.
The part-time subscribers did not significantly contribute to the revenue or service expenses for the nine months ended September 30, 2001 and 2000.

     Total liabilities increased $985,815 and total assets increased $1,288,963 for the nine months ended September 30, 2001. The increase in total liabilities was partially a result of an increase in notes payable to the majority stockholder of $93,631 and notes payable - Dacon Corporation of $300,000, both which are related to the purchase of Source (see note 7 of the financial statements), an increase in accrued dividends of $316,683, an increase in accounts payable of $138,973 related to the Source business, and an increase in accrued expenses of $160,649 related to accrued trunk expense. The increase in assets is primarily attributable to an increase in goodwill of $1,191,447 as a result of the Source purchase. TelVue's days for sales in average accounts receivable was 48 days at September 30, 2001, compared to 52 days at September 30, 2000. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers.

      TelVue had positive cash flow from operating activities of $1,257,040 for the nine months ended September 30, 2001, compared to $1,099,276 for the nine months ended September 30, 2000. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $1,274,999 for the nine months ended September 30, 2001, compared to positive cash flow from operating activities of $1,163,599 for the nine months ended September 30, 2000. The increase in cash flow is a result of the increase in service revenue (see above).

      Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. The interest rates on the loans range from a floating rate based on the prime rate of PNC Bank to a fixed rate of 12%. Interest on one of the loans is payable quarterly and, at the option of TelVue may be paid by the delivery of shares of TelVue's Preferred Stock at the rate of one share of Preferred Stock for each one dollar of accrued interest. Accrued interest on this loan was $143,348 as of September 30, 2001, and there was no outstanding principal. Interest due on this loan prior to 1998, in the amount of $473,682 has been paid with 473,682 shares of Preferred Stock. In addition, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000.

     On March 9, 2001, TelVue acquired the assets of Source for $1.3 million (see Notes 2 and 7 to the financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. TelVue funded a portion of the acquisition by borrowing $650,000 from Mr. Lenfest on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded and due on January 1, 2004. The acquisition of Source is part of TelVue's long term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and is also hiring new sales representatives to promote the Source products.

      TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 2001, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2003. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applying the balance from the monthly payment to either principal or accrued interest. TelVue has decided to voluntarily make, and Mr. Lenfest has agreed to accept, monthly payments of at least $25,000 per month through December 31, 2001. TelVue may make monthly payments in excess of $25,000 when, in the opinion of management, TelVue has excess cash that is not needed to fund operations. TelVue made total payments of $800,000 for the period January 1, 2001 through September 30, 2001.
TelVue applied $556,369 of the payment to the Source loan. The remainder of the payment was applied to current and accrued interest. TelVue intends to continue to make voluntary monthly repayments to Mr. Lenfest through the remainder of 2001. The monthly payment amount may vary depending on the availability of cash. TelVue intends to continue to invest cash in the Source business during the remainder of 2001 in an effort to grow the business. The aggregate outstanding loan balance due to Mr. Lenfest as of September 30, 2001, is $634,631 in loan principal and $2,019,000 in accrued interest (see Note 7 to TelVue's financial statements).

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) the continued expansion of TelVue's subscriber base,
(ii) the cable industry's buy rates, and (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to TelVue. Management believes that its present marketing strategies will further increase the customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 9.1% to 7.7% for the nine months ended September 30, 2000 and 2001, respectively.

     The decrease in buy rates noted above is partially a result of the movement of cable operators to impulse ordering on digital cable systems. Some cable operators have begun deploying digital services to their customers. These digital services will allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where the cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. The long-term effect of the deployment of digital two-way service on TelVue is not clear. The deployment of digital cable and the activation of two-way service require a significant capital commitment from the cable operator. In addition, TelVue has found that some cable operators with digital service have chosen to use TelVue's single number ordering technology for pay-per-view ordering. TelVue believes that TelVue's patent for Internet pay-per-view technology for pay-per-view order processing may be used by cable operators as an additional method for the operator's customers to order pay-per-view movies and events. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)    Exhibits

3.1 Certificate of Incorporation of TelVue (incorporated by reference to TelVue's Registration Statement on Form S-8, dated March 30, 1989 (the "Registration Statement")).

3.2    Bylaws of TelVue (incorporated by reference to TelVue's
       Registration Statement).

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, dated April 11, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,1991, (the "1991 Form 10-K")).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2001 Financial Statements included herein).


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:   11/12/01                    By: /s/Frank J. Carcione
                                       -----------------------------------
                                       Frank J. Carcione
                                       President(Chief Executive Officer)



Dated:   11/12/01                    By: /s/Irene A. DeZwaan
                                        ---------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)