Form 10KSB
period 2001-12-31
TELVUE CORP
filed 2002-03-22
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                               -----

The Issuer's revenue for the fiscal year ended December 31, 2001 was $6,625,758.

The Aggregate Market Value of voting stock held by non-affiliates of the Issuer as of March 01, 2002, based on a per share average bid and asked price of $.075 was $730,247.

Number of shares of Issuer's common stock outstanding as of March 1, 2002:
24,771,583 shares.

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

     TelVue operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI Service"). The other business segment operates under the name, Source Communications Group, and functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic states.

     The ANI Service permits cable television companies to process special ordering services without the attendant high-manpower requirements or extensive physical plant and facilities that are otherwise required.
ANI systems provide an electronic means of recording a subscriber's telephone number together with information as to what program or service was ordered and by whom, permitting cable television companies to then unscramble appropriate signals for viewing by the ordering subscriber, all without any interactive cable system and without any form of operator intervention. At the time of dialing the order, the recognition of the subscriber's telephone number is automatically recorded by TelVue's ANI unit, presenting the subscriber with both a confirmation and acknowledgment of receipt of his order. In turn, the automatically recorded information regarding placement of an order is utilized by cable television companies for purposes of billing for such specialized services.

     The ANI Service segment is principally a service oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment used is owned and installed by TelVue. The equipment is located at TelVue's home office in Mt. Laurel, New Jersey.
The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes that these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). During 2001, no additional equipment purchases were required to provide ANI Service and all necessary software modifications were purchased from Telco Solutions. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

     As of December 31, 2001, TelVue had contracts to provide service to 740 cable television systems, serving approximately 20.4 million full-time subscribers and approximately 1.6 million part-time subscribers. Part-time subscribers are subscribers who only use TelVue's ANI service for major special events, such as boxing, wrestling and concerts. TelVue markets and provides service to cable television systems on a part-time basis so that cable television systems which use alternate pay-per-view ordering services become familiar and comfortable enough with TelVue's ANI service to use the ANI service on a full-time basis.

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

     TelVue's business segment that operates under the name, Source Communications Group, was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation located in Mullica Hill, NJ. The Source segment functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic states. Source represents a number of well-known equipment, software and communications service suppliers. Source molds these resources into a custom business solution for its clients and satisfies its customers' individual voice, video and data communications needs. The Source customer base is broad, representing such industries as healthcare, entertainment, financial, education, government and utilities. The acquisition was part of a strategy to allow TelVue to grow and diversify both its product lines and customer base beyond the cable TV industry. Under the terms of the asset purchase agreement, TelVue retained the employees and management of Source and Source relocated its principal offices to TelVue's offices in Mt. Laurel, NJ. Jeffrey Kraengel, the former President of Source, joined TelVue as an Executive Vice President with the responsibility of integrating the Source operations into TelVue, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, and training employees.

     The Source segment sells computer related equipment, network systems, software, and data communications equipment. Source does not engage in the manufacture of the equipment it sells. In addition to the equipment sale, Source offers installation of equipment, service contracts, and service repair to equipment not under service contract. All payment terms for customers are net 30 days. The ANI Service technical staff is being trained for various products and technologies, and are being utilized to perform the service and installation. Prior to the acquisition, Source sold only hardware and subcontracted any labor needed for installation or service. In addition to the revenue streams noted above, beginning in the fourth quarter of 2001, Source began reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent.

     For information regarding TelVue's revenue, operations and assets, please refer to TelVue's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation.

LICENSES

     TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. On August 4, 1998, TelVue filed a patent application with the U.S. Patent and Trademark Office related to this system. The patent number 6,286,139 was issued on September 4, 2001.

     TelVue has previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2001. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

     TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) communication subsystems ("HPs") that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue purchases LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2001.

     TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge, nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

     Sales of TelVue's ANI Services to date have been made to operating cable television companies with a broad geographical distribution and to a satellite distribution company. Relations with all customers are good. TelVue's ANI Service is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services include the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. TelVue believes its services resolve these pay-per-view ordering problems. As of December 31, 2001, there are four Multi System Operators ("MSOs") that individually comprise greater than 10% of TelVue's ANI Service revenue. These percentages may vary as contracts with additional cable companies are concluded and as cable operators continue to consolidate their systems with other cable operators.

     The Source business is not seasonal in any material respect.
Source commenced a marketing plan in the 4th quarter of 2001 that will attempt to create awareness and familiarity with Source and its products and services. This plan includes Direct Mail, Telemarketing and Internet-related marketing components. Source is scheduled to exhibit its service and installation product along with various suppliers products at regional technical, education and business expositions in the Southeast Pennsylvania and New Jersey areas during 2002. Source plans to accommodate the anticipated growth in the higher margin installation and service business by utilizing the pre-existing TelVue technical staff. As of December 31, 2001, there was one Source customer that comprised greater than 10% of the Source segment revenue. This percentage may vary as the business grows and more customers are being served.

COMPETITION

     TelVue uses telephone company grade, feature-laden equipment for its automated pay-per-view order processing service. TelVue has a reputation for offering customer friendly features and excellent customer service. In addition, TelVue offers 24-hour customer service and reliability with near zero down time, particularly under heavy load during major special events. Although there is competition from TelVue's primary competitor, TelVue is attracting significant numbers of new customers. TelVue's aggressive marketing strategies and reputation allowed it to increase its full-time customer base by 14% to approximately 20.4 million full-time addressable homes in 2001, which makes it the largest service provider of ANI pay-per-view ordering service to the cable industry. TelVue plans to continue its marketing approach during 2002 and believes that strategy will provide continued growth in the numbers of subscribers.

     Source operates in an extremely competitive marketplace, whereby it needs to differentiate itself by providing added value to the products and services it sells. Source's competitors include hardware suppliers, software consulting groups who also sell hardware, mail order suppliers and telephone carriers engaged in selling hardware and installation. A number of the suppliers that Source represents provide unique and sophisticated solutions that require a degree of customer service that is not attainable otherwise. Source needs to continuously introduce new products and technology to its customer base in order to remain competitive.

EMPLOYEES

     At December 31, 2001, TelVue had twenty-four full-time employees and one part-time employee. Seven of the employees spend 100% of their time working for the Source segment, the remaining seventeen employees are ANI Service employees whose time is allocated to the Source segment as work is performed. Additional personnel may be added as the Source business segment develops and as circumstances require.

BACKLOG

     TelVue's ANI Service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue.

     The Source division experiences a small amount of backlog for orders placed by customers when the goods have not yet been shipped and invoiced. As of December 31, 2001, there existed $21,768 of backlog.

RESEARCH AND DEVELOPMENT

     TelVue is principally a sales and marketing company. Therefore, TelVue does not anticipate that it will perform any significant or material research and development in the future.

ITEM 2.     PROPERTIES

     TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2004. The office space is used to house the equipment used to provide the ANI Service as well as TelVue's ANI Service and Source segment's present executive, sales, secretarial and technical support personnel.

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

ITEM 5.MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
       SECURITY HOLDER MATTERS

     The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 2001                          HIGH                    LOW

        First                               $.18                   $.07

        Second                              $.14                   $.06

        Third                               $.06                   $.04

        Fourth                              $.05                   $.045

      QUARTER 2000

        First                               $.79                   $.06

        Second                              $.60                   $.15

        Third                               $.38                   $.14

        Fourth                              $.1875                 $.04

     As of March 1, 2002, there were 332 holders of record of the Common Stock of TelVue.

     TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its Common Stock in the foreseeable future. Holders of the Common Stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

     Shares of Common Stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of March 1, 2002, 18,083,418 shares of TelVue's Common Stock were entitled to 10 votes per share. The remaining 6,688,165 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock, which are entitled to ten votes per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue had net income of $730,600 and $720,142 for the years ended December 31, 2001 and 2000, respectively. ANI Service revenue increased $262,607 for the year ended December 31, 2001, as a result of an increase in feature revenue of $444,959 primarily related to the feature "Digital Title Speak". Partially offsetting the feature revenue increase was a decrease in pay-per-view buy revenue of $252,076, due to a reduction in the average monthly buy rate from 8.8% to 7.3% for the years ended December 31, 2000 and 2001, respectively. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high speed internet access. The ANI Service cost of revenues increased $60,750 for the year ended December 31, 2001 over the year ended December 31, 2000. This is primarily due to an increase in speech recording expense of $14,800 as a result of recording Spanish speech for movie titles for which TelVue bills the cable customer, an increase in rent expense of $20,765 as a result of changing the method of allocating rent to the various departments from 2000, and an increase in payroll of $16,867 as a result of salary increases.

     The Source segment had hardware sales and service revenue of $1,421,576 for the year ended December 31, 2001. The hardware sales and service costs were $1,117,359 representing a gross profit percentage of 21%. Source was acquired on March 9, 2001, therefore the revenue and expenses for 2001 reflect the period from March 9, 2001 through December 31, 2001. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented and therefore the markup is greater. The gross profit at December 31, 2001 represents a blend of the two types of sales with the larger number of sales being commodity. Included in the hardware sales and service revenue is $36,581 of revenue related to service and installation of the hardware sold to customers. The ANI Service technical staff was used to perform the service and installation and the cost of their direct payroll has been included in the hardware sales and service costs.

     Selling and marketing expenses increased $198,435 for the year ended December 31, 2001. This increase is primarily a result of selling and marketing expenses related to the Source segment, including $174,738 for payroll, taxes and benefits and $30,003 for commission expense for the year ended December 31, 2001. General and administrative expenses increased $266,433 for the year ended December 31, 2001, due partially to payroll, taxes and benefits of $129,129 related to the Source segment. The ANI segment was also responsible for the general and administrative expense increase, with an increase in payroll expense of $53,723 as a result of additional personnel and salary increases, an increase in commission expense of $23,704 as a result of cable subscriber additions, and an increase in legal expense of $19,369 and accounting expense of $15,476 related to the Source acquisition.

     During the year ended December 31, 2001, TelVue purchased $166,370 of equipment compared to $35,164 purchased in the year ended December 31, 2001. Included is the purchase of a van in the amount of $21,402, of which $13,000 is being financed through Ford Motor Credit Corp. The van is used for service and installation jobs. In addition to the above purchases, $50,000 of equipment was acquired with the purchase of Source. Depreciation and amortization expense decreased $1,899 for the year ended December 31, 2001. Depreciation and amortization accounted for 19% of total operating expenses for the year ended December 31, 2001, compared to 25% for the year ended December 31, 2000.

     TelVue recorded income tax expense of $499,414 and $400,336 for the years ended December 31, 2001 and 2000, respectively. Included in the income tax expense were deferred income taxes of $446,414 and current income tax expense of $53,000. The current income tax expense has been accrued for the State of New Jersey because the state net operating losses have been used and/or have expired. TelVue's federal net operating loss carryforward was approximately $920,000 on a tax-reporting basis as of December 31, 2001 (see Note 10 to TelVue's financial statements).

     As of December 31, 2001, TelVue was serving approximately 20.4 million full-time cable subscribers and 1.6 million part-time cable subscribers, compared to approximately 17.9 million full-time cable subscribers and .5 million part-time cable subscribers served as of December 31, 2000. The part-time subscribers did not significantly contribute to the revenue or service expenses for the year ended December 31, 2001.

     Total liabilities increased $355,194 and total assets increased $667,050 for the year ended December 31, 2001. The increase in total liabilities was primarily a result of an increase in notes payable to Dacon Corporation of $300,000,which is related to the purchase of Source (see below and Note 2 to TelVue's financial statements), and an increase in accrued dividends of $422,244. These increases were partially offset by a decrease in accrued interest- majority stockholder of $313,196 as a result of payments made in 2001. The increase in assets is primarily attributable to an increase in intangible assets of $1,178,736 mainly as a result of goodwill associated with the Source purchase. TelVue's days for sales in average accounts receivable was 55 days at December 31, 2001, compared to 57 days at December 31, 2000. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers.

     TelVue had positive cash flow from operating activities of $887,653 for the year ended December 31, 2001, compared to $1,199,759 for the year ended December 31, 2000. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $1,560,524 for the year ended December 31, 2001, compared to positive cash flow from operating activities of $1,505,887 for the year ended December 31, 2000. The increase in cash flow is a result of the increase in service revenue (see above).

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). During the year ended December 31, 2001, TelVue made total payments to Mr. Lenfest of $1,150,000 of which, $650,000 was applied to the borrowings for the Source purchase and the remainder applied to accrued and current month interest on various loans. The aggregate outstanding loan balance due to Mr. Lenfest as of December 31, 2001, is $541,000 in loan principal for the non-interest bearing Science note and $1,793,892 in accrued interest which bears interest at the floating prime interest rate plus 1%(see Note 5 to TelVue's financial statements).

     TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. Effective as of March 31, 2002, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2004. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applied the balance from the monthly payment to either principal or accrued interest. TelVue has decided to voluntarily make, and Mr. Lenfest has agreed to accept, monthly payments of at least $25,000 per month through December 31, 2002. TelVue may make monthly payments in excess of $25,000 when, in the opinion of management, TelVue has excess cash that is not needed to fund operations. The monthly payment amount may vary depending on the availability of cash. TelVue intends to continue to invest cash in the Source segment during 2002 in an effort to grow the business.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million (see Description of Business and Note 2 to TelVue's financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note"). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the year ended December 31, 2001, TelVue paid $18,000 in interest on the Source Note. The acquisition of Source is part of TelVue's long term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level (ii) the cable industry's buy rates, and (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loans to TelVue. Management believes that its present marketing strategies will further increase the customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 8.8% for the year ended December 31, 2000 to 7.3% for the year ended December 31, 2001.

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

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

     The following table sets forth certain information as of December 31, 2001 with respect to each of TelVue's directors and officers.

                                            POSITION(S) WITH       DIRECTOR
NAME                          AGE           TELVUE                  SINCE

H.F. (Gerry) Lenfest          71            Chairman of the          1989
                                            Board and Director

Frank J. Carcione             61            President,               1990
                                            Chief Executive
                                            Officer, and Director

Joseph M. Murphy              48            Executive Vice           1997
                                            President of Sales
                                            & Operations, and
                                            Director

H. Chase Lenfest              37            Director                 1999

Joy Tartar                    40            Director                 2001

Irene A. DeZwaan              38            Secretary and Treasurer

     The employee directors of TelVue receive no compensation. Non-employee directors (other than H.F. Lenfest and H. Chase Lenfest) receive $500 paid in shares of common stock of TelVue for each meeting of the Board attended.

     All directors serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. All officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE

     H. F. Lenfest has been a director of TelVue since 1989. Mr. Lenfest has interests in various privately held companies and has been the CEO of Starnet, LP since January 2000. From 1974 until January 2000, Mr. Lenfest was the President, CEO and a director of Lenfest Communications, Inc. and each of its subsidiaries. Lenfest Communications, Inc. and its subsidiaries were engaged in operating cable television systems, and providing cable advertising and programming. He is the father of H. Chase Lenfest.

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

     Joseph M. Murphy has been a director of TelVue since 1997. He is the Executive Vice President of Sales and Operations of TelVue and Division President of Source Communications Group. Mr. Murphy was appointed to the position of Division President in March 2001. Mr. Murphy has held the position of Executive Vice President of Sales and Operations since September 1994. Prior to this appointment, Mr. Murphy had been Vice President of Sales since joining TelVue in 1986.

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

     Joy Tartar, CPA, has been the Chief Financial Officer for the Lenfest Group, LLC since January 2000. From January 1996 through December 1999, Ms. Tartar was the Vice President of Finance for Radius Communications, a cable advertising and sales company serving the greater Philadelphia and Harrisburg, PA areas, and a former subsidiary of Lenfest Communications, Inc. From January 1994 through December 1995, Ms. Tartar was the Controller for Starnet, Inc., a national satellite distributor of cable programming and digital video, and a former subsidiary of Lenfest Communications, Inc.

     Irene A. DeZwaan, CPA, has been the Secretary and Treasurer of TelVue since in July 1993. Prior to this appointment, Ms. DeZwaan had been the Manager of Finance and Administration of TelVue since joining the Company in November 1990.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Based solely on TelVue's review of such forms received by it, or written representation from certain reporting persons that no Forms 5 were required for such persons, TelVue believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except for the late filing of a form 3 (information filed on a Form 5) by Joy Tartar.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                            OTHER
NAME AND     	  ANNUAL COMPENSATION     ANNUAL RESTRICTED
PRINCIPAL			          COMM-     COMPEN-  STOCK     OPTIONS/
POSITION   YEAR    SALARY  BONUS  ISSIONS   SATION   AWARDS    SARs (#)

Frank J.   2001  $165,000    -      -      $4,125(1)     -        -
Carcione   2000   147,420    -      -       3,686(1)     -        -
CEO &      1999   140,400    -      -       3,510(1)     -      300,000(2)
President

Joseph     2001  $143,933    -     $23,753  $3,457(1)    -         -
Murphy     2000   105,856  $10,000  18,080   1,950(1)    -         -
Executive  1999    97,519    -      45,799   2,438(1)    -      250,000(3)
Vice Pres.
of Sales &
Operations
Division
President

Jeffrey    2001  $116,539    -      -        $2,481(1)  -       200,000(4)
Kraengel   2000      -       -      -            -      -          -
Executive  1999      -       -      -            -      -          -
Vice Pres.
Source Div.

(1)  Company funded contributions to TelVue's Simplified Pension Plan
     (SEP).

(2) Includes 300,000 shares of common stock granted to Frank J. Carcione under the 1999 Stock Option Plan at a purchase price of $.07 per share.

(3) Includes 250,000 shares of common stock granted to Joseph Murphy under the 1999 Stock Option Plan at a purchase price of $.07 per share.

(4) Includes 200,000 shares of common stock granted to Jeffrey Kraengel under the 1999 Stock Option Plan at a purchase price of $.045 per share

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                          INDIVIDUAL GRANTS
---------------------------------------------------------------------------
                  NUMBER OF       PERCENT OF TOTAL
                  SECURITIES      OPTIONS/SARs
                  UNDERLYING      GRANTED TO        EXERCISE
                  OPTIONS/SARs    EMPLOYEES IN      OR BASE      EXPIRATION
NAME              GRANTED (#)     FISCAL YEAR       PRICE($/SH)      DATE
----------        ------------    ----------------  -----------  ----------
Jeffrey Kraengel
Executive Vice
President Source
Division              200,000         83%             $.045        6/28/09


    AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                AND FY-END OPTION VALUES

                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
                         ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE

Frank J. Carcione        -           -          150,000              -  (1)
President & CEO                               exercisable
                                                 75,000              -  (1)
                                             unexercisable

Joseph Murphy            -           -          127,500              -  (1)
Executive Vice President                      exercisable
of Sales & Operations                            62,500              -  (1)
Division President-                           unexercisable
Source Communications

Jeffery Kraengel         -           -          100,000              $750
Executive Vice President                      exercisable
Source Division                                 100,000              $750
                                              unexercisable

(1) Value calculated based upon the average of the bid and ask price on 12/31/01 which is less than the exercise price.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 2002, certain information with respect to each person who was known to TelVue to be a beneficial owner of more than five percent (5%) of TelVue's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F (Gerry) Lenfest               67,931,746 (2)                86.9% (2)
1332 Enterprise Drive
West Chester, PA 19380
Chairman of the Board and Director

(1)  As of March 1, 2002, 24,771,583 shares of Common Stock were outstanding.

(2) Includes 23,459,133 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock as of December 31, 2001, which may be converted into shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of March 1, 2002, certain information with respect to the Common Stock beneficially owned by the directors, and named executive officers and all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel, NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F. (Gerry) Lenfest              67,931,746  (2)                 86.9% (2)
Chairman of the Board
and Director

Frank J. Carcione                    417,500  (3)                  1.7%
Chief Executive Officer,
President and Director

Joseph M. Murphy                     350,000  (4)                  1.4%
Executive Vice President
of Sales and Operations,
Division President-Source
And Director

Jeffrey Kraengel                     200,000  (5)                   .8%
Executive Vice President
Source Division

All Directors and Executive       69,124,246(2)(3)(4)(5)(6)       87.7%
Officers as a Group
(7 Persons)

(1)  As of March 1, 2002, 24,771,583 shares of Common Stock were outstanding.

(2) Includes 23,459,133 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock for the period ended December 31, 2001, which may be converted into shares of Common Stock.

(3) Includes 225,000 shares issuable to Frank J. Carcione upon exercise of stock options held by Mr. Carcione, of which 150,000 shares are as of March 1, 2002.

(4) Includes 190,000 shares issuable to Joseph Murphy upon exercise of stock options held by Mr. Murphy, of which 127,500 shares are exercisable as of March 1, 2002.

(5) Includes 200,000 shares issuable to Jeffrey Kraengel upon exercise of stock options held by Mr. Kraengel, of which 100,000 shares are exercisable as of March 1, 2002.

(6) Includes 100,000 shares issuable to Irene DeZwaan upon exercise of stock options held by Ms. DeZwaan, of which 50,000 are exercisable as of March 1, 2002.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2001, TelVue was indebted to Mr. Lenfest in the principal amount of $541,000 and accrued interest of $1,793,892. During 2001, Telvue made payments to Mr. Lenfest of $1,150,000. (See Management's Discussion and Analysis or Plan of Operation and Note 5 of the 2001 Financial Statements of TelVue).

     Other related transactions are described in Notes 2, 5, 7, and 12 of the 2001 Financial Statements of TelVue.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON
            FORM 8-K

FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants dated March 18, 2002

     Balance Sheets as of December 31, 2001 and 2000.

     Statements of Operations for the years ended December 31, 2001 and 2000.

     Statements of Stockholders' Deficit for the years ended December 31, 2001 and 2000.

     Statements of Cash Flows for the years ended December 31, 2001 and  2000.

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

4.3 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

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

10.11 Letter dated March 25, 2002, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2004.

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

11. Statement re: Computation of Per Share Earnings (see TelVue's December 31, 2001 Financial Statements included herein).

23.   Consent of Pressman Ciocca Smith LLP, Certified Public Accountants.

                                            TELVUE CORPORATION

                                           FINANCIAL STATEMENTS

                                 YEARS ENDED DECEMBER 31, 2001 AND 2000


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

      Statements of Cash Flows

      Notes to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
TelVue Corporation

We have audited the accompanying balance sheets of TelVue Corporation
(a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 18, 2002

TELVUE CORPORATION
BALANCE SHEETS
December 31, 2001 and 2000


  ASSETS                                            2001              2000

  CURRENT ASSETS
    Cash and cash equivalents                    $   544,455      $   709,740
    Accounts receivable - trade                    1,015,417          781,597
    Inventory                                         26,887                -
    Deferred tax asset                               290,000          300,000
    Other current assets                              54,574           16,974
                                                  ----------       ----------

TOTAL CURRENT ASSETS                               1,931,333        1,808,311

  PROPERTY AND EQUIPMENT                           5,290,812        5,074,442
    Less accumulated depreciation                  4,823,727        4,509,063
                                                  ----------       ----------
                                                     467,085          565,379

  OTHER ASSETS
    Deferred tax asset                               699,906        1,136,320
    Goodwill, net of accumulated amortization
     of $66,763                                    1,170,819                -
    Covenant not to compete, net of
     accumulated amortization of $2,083                7,917                -
    Other assets                                       9,300          109,300
                                                  ----------       ----------

                                                   1,887,942        1,245,620
                                                  ----------       ----------

                                                 $ 4,286,360      $ 3,619,310
                                                  ==========       ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Notes payable - current                       $  113,242      $         -
    Accrued interest payable - current               150,000           84,000
    Accounts payable                                 205,936          254,680
    Accrued expenses                                 233,316          304,357
    Deferred service revenue                           2,999                -
    Income taxes payable                              53,000                -
    Accrued dividends payable                      1,688,976        1,266,732
                                                  ----------       ----------

TOTAL CURRENT LIABILITIES                          2,447,469        1,909,769

  NOTE PAYABLE - MAJORITY STOCKHOLDER                541,000          541,000

  ACCRUED INTEREST - MAJORITY STOCKHOLDER, net
   of current portion                              1,643,892        2,023,088

NOTES PAYABLE, net of current portion                196,690                -

  REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   $1 par value, 6,900,000 shares authorized,
   3,518,694 shares, issued and outstanding,
   (liquidation value $5,207,670)                 3,518,694         3,518,694

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000
    shares authorized, 24,771,583 and 24,721,583
    shares issued and outstanding at December 31,
    2001 and 2000, respectively                      247,716          247,216
    Additional paid-in capital                     1,585,310        1,582,310
    Accumulated deficit                           (5,894,411)      (6,202,767)
                                                  ----------       ----------
                                                  (4,061,385)      (4,373,241)
                                                  ----------       ----------

                                                 $ 4,286,360      $ 3,619,310
                                                  ==========       ==========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000

                                                    2001              2000
REVENUES
  ANI services                                   $ 5,204,182      $ 4,941,575
  Hardware sales and service                       1,421,576                -
                                                 -----------      -----------
                                                   6,625,758        4,941,575

COST OF REVENUES
  ANI services                                     2,060,347        1,999,597
  Hardware sales and service                       1,117,359                -
                                                 -----------      -----------
                                                   3,177,706        1,999,597
                                                 -----------      -----------
GROSS PROFIT                                       3,448,052        2,941,978
OPERATING EXPENSES
  Selling and marketing                              781,763          583,328
  General and administrative                         872,234          605,801
  Depreciation and amortization                      383,510          385,409
                                                 -----------      -----------
                                                   2,037,507        1,574,538
                                                 -----------      -----------

OPERATING INCOME                                   1,410,545        1,367,440

OTHER INCOME (EXPENSE)
  Interest expense - related party                  (186,804)        (269,815)
  Interest expense - other                           (20,440)               -
  Interest income                                     26,713           22,853
                                                 -----------      -----------
                                                    (180,531)        (246,962)
                                                 -----------      -----------

INCOME BEFORE INCOME TAXES                         1,230,014        1,120,478

INCOME TAX EXPENSE                                   499,414          400,336
                                                 -----------      -----------

NET INCOME                                           730,600          720,142

DIVIDENDS ON REDEEMABLE CONVERTIBLE
   PREFERRED STOCK                                  (422,244)        (422,244)
                                                 -----------      -----------

NET INCOME AVAILABLE
TO COMMON STOCKHOLDERS                           $   308,356      $   297,898
                                                 ===========      ===========

EARNINGS PER COMMON SHARE:
 BASIC                                           $       .01      $       .01
                                                 ===========      ===========
 DILUTED                                         $       .01      $       .01
                                                 ===========      ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                      24,746,651       24,561,502
                                                  ==========       ==========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2001 and 2000

                                          Additional                  Total
                                  Common   Paid-In    Accumulated  Stockholders'
                                  Stock    Capital     Deficit       Deficit
                                 -----------------------------------------------

BALANCE, JANUARY 1, 2000         $241,995 $1,550,985 $(6,500,665) $(4,707,685)

Accrued dividends on
 redeemable convertible
 preferred stock                        -          -    (422,244)    (422,244)
Issuance of 522,083 shares
 of common stock                    5,221     31,325           -       36,546
Net income                              -          -     720,142      720,142
                                 -------- ---------- -----------  -----------
BALANCE, DECEMBER 31, 2000        247,216  1,582,310  (6,202,767)  (4,373,241)

Accrued dividends on redeemable
 convertible preferred stock            -          -    (422,244)    (422,244)
Issuance of 50,000 shares of
 common stock                         500      3,000           -        3,500
Net income                              -          -     730,600      730,600
                                 --------- --------- -----------  -----------

BALANCE, DECEMBER 31, 2001       $247,716 $1,585,310 $(5,894,411) $(4,061,385)
                                 ======== ========== ===========  ===========

See accompanying notes.

TELVUE CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000

  CASH FLOWS FROM OPERATING ACTIVITIES               2001             2000
                                                     ----             ----

   Net income                                    $   730,600      $   720,142
    Adjustments to reconcile net income
     to net cash provided by operating activities
      Depreciation and amortization                  383,510          385,409
      Deferred tax expense                           446,414          400,336
    Changes in operating assets and liabilities:
      Accounts receivable - trade                   (233,820)         (29,300)
      Inventory                                      (24,469)               -
      Other current assets                           (37,600)            (401)
      Other assets                                         -            4,575
      Accounts payable                               (48,744)        (100,663)
      Accrued expenses                               (71,041)         132,747
      Deferred service revenue                         2,999                -
      Income taxes payable                            53,000                -
      Accrued interest - majority stockholder       (313,196)        (313,086)
                                                  ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            887,653        1,199,759

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment             (153,370)         (35,164)
    Acquisition of assets of Source                 (900,000)        (100,000)
                                                  ----------       ----------
NET CASH (USED IN)
INVESTING ACTIVITIES                              (1,053,370)        (135,164)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable - majority
     Stockholder                                     650,000                -
    Debt reduction:
      Notes payable - majority stockholder          (650,000)        (717,099)
      Notes payable - other                           (3,068)               -
    Issuance of common stock                           3,500           36,546
                                                  ----------       ----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                     432         (680,553)
                                                  ----------       ----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                           (165,285)         384,042

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     709,740          325,698
                                                  ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $  544,455       $  709,740
                                                  ==========       ==========

See accompanying notes.

TELVUE CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of TelVue Corporation ("the Company") is presented to assist in understanding its financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Business Activity and Concentration of Credit Risk

The Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification telecommunications services ("ANI services") to the cable television industry throughout the United States for the automated ordering of pay-per-view features and events. The Company grants credit to cable television operators throughout the nation. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry. The other business segment functions as a communications solution provider and network integrator ("Hardware sales and service"), serving clients mainly in the Mid-Atlantic states. Consequently, the Company's ability to collect amounts due from customers in this segment is affected by economic conditions in this area.

The Company maintains cash balances at a financial institution located in the Philadelphia area. Accounts at this institution are insured by the Bank Insurance Fund up to $100,000. The Company maintains cash balances in excess of the insured amount.

During 2001, three customers accounted for 47% of sales and 47% of receivables at December 31, 2001. During 2000, five customers accounted for 69% of sales and 73% of receivables at December 31, 2000.

Currently, the Company's primary source of financing is the majority stockholder. In the past, the Company has not sought to obtain significant funding from other third parties on terms that are acceptable to the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three (3) months or less to be cash equivalents.

Accounts Receivable - Trade

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2001 and 2000. Historically, the Company has experienced virtually no bad debt.

Inventory

Inventory is stated at the lower cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives using the straight-line method. Property and equipment consists primarily of operating equipment. For income tax purposes, recovery of capital costs for property and equipment is made using accelerated methods over statutory recovery periods.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in connection with the purchase of Source (see Note 2) have been valued on the basis of the allocation of the purchase price on a fair market value basis to net assets acquired based on mutual agreement between the Company and the seller through arms-length negotiations. Goodwill is amortized on the straight-line method over 15 years. The other intangible asset is a covenant not to compete, which is being amortized on the straight-line method over 4 years.

Effective January 1, 2002, the Company will be required to adopt
Statement of Financial Accounting Standards ("SFAS") No. 142
"Goodwill and Other Intangible Assets", which requires goodwill and other intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually.
Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. (See "Recent Accounting Pronouncements").

Valuation of Long-Lived Assets

In accordance with SFAS No. 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value.
Long-lived assets include property and equipment, goodwill and other intangible assets. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value of the assets. The Company also evaluates the depreciation and amortization periods of assets, to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 2001, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required. SFAS 121 has been superceded by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".
(See "Recent Accounting Pronouncements").

Revenue Recognition

The Company recognizes ANI service revenues in the month service is provided, net of an estimate for programs not billable by the cable television operator. Revenues from hardware sales are recognized when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sale of hardware related service are recorded when performed in accordance with contracts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

Stock - Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock awards is recorded annually based on the quoted market price of the Company's stock at the date of the grant and the vesting period.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 30,578,909 and 31,137,944 in 2001 and 2000, respectively, were used in the calculation of diluted earnings per common share.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires goodwill and other intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for years beginning after December 15, 2001. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002, and expects a reduction in amortization expense of approximately $82,500 in 2002, with respect to assets held at the end of 2001.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121 (See "Valuation of Long-Lived Assets"). The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

NOTE 2 - NEW BUSINESS AND ACQUISITION

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

The following unaudited pro forma information for the year ended December 31, 2001, is presented as if the acquisition of Source occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Source since January 1, 2000.

                                               2001         2000
                                               ----         ----

  Revenues                                 $6,933,735    $6,875,739
  Net income                               $  734,449    $  738,943
  Diluted EPS                              $      .01    $      .01

NOTE 3 - SUPPLEMENTARY DISCLOSURES TO STATEMENTS OF CASH FLOWS

Supplemental Schedules Relating to Acquisition

                                               2001         2000
                                               ----         ----

  Inventory                                $    2,418   $        -
  Property and equipment                       50,000            -
  Goodwill                                  1,237,582            -
  Covenant not to compete                      10,000            -
  Deposit                                    (100,000)     100,000
  Promissory note issued                     (300,000)           -
                                           ----------    ---------
                CASH PAID FOR ACQUISITION  $  900,000   $  100,000
                                           ==========   ==========

  Income taxes                             $        -   $        -
                                           ==========   ==========

  Interest - related party                 $  500,000   $  666,901
  Interest - other                             20,440            -
                                           ----------    ---------

                                           $  520,440   $  666,901
                                           ==========   ==========

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 in 2001 and 2000. In connection with the acquisition of Source assets in 2001, the Company issued a promissory note in the amount of $300,000 to the Seller. In 2001, the Company financed $13,000 of the purchase of a vehicle.

NOTE 4 - PROPERTY AND EQUIPMENT

A schedule of property and equipment at December 31, 2001 and 2000, is as follows:

                                                           Estimated
                                                          Useful Lives
                                      2001       2000       in Years
                                      ----       ----     ------------
  Operating equipment              $4,935,354  $4,810,266      3-5
  Office furniture and equipment      287,967     224,492      3-5
  Leasehold improvements               46,089      39,684       5
  Vehicle                              21,402           -       5
                                   ----------  ----------
                                   $5,290,812  $5,074,442
                                   ==========  ==========

NOTE 5 - NOTE PAYABLE - MAJORITY STOCKHOLDER

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") a subordinated note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company.

In March 2001, the Company's majority stockholder provided a $650,000 loan to the Company for the acquisition of Source. Amounts outstanding bear interest at prime plus one percent (1%) compounded monthly and are due on January 1, 2004. The loan was repaid in October 2001.

Accrued interest on lines of credit that have been paid in full accrue interest at the rate of the underlying line of credit. The interest rate at December 31, 2001 was prime plus one percent (1%), or 5.75%. At December 31, 2000, the interest rates range from prime plus one percent (1%), or 10.5%, to 12% fixed rate.

The Company has obtained from the majority stockholder an extension of a prior agreement whereby the majority stockholder has agreed not to demand repayment of principal or interest during 2002. However, the Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $25,000 for current and accrued interest.
The Company, at its discretion, may make additional principal payments when the Company has excess cash not needed to fund operations.
The Company has, therefore, classified $150,000 of the accrued interest as a short term liability and has classified the note payable and the balance of the accrued interest as long-term liabilities.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2001 and 2000:

                                                   2001         2000
                                                   ----         ----

    Note payable - individual (a)              $  300,000   $        -
    Note payable (b)                                9,932            -
                                               ----------   ----------
                                                  309,932            -
    Current portion                               113,242            -
                                               ----------   ----------
                            Long-term portion  $  196,690   $        -
                                               ==========   ==========

(a) In connection with the acquisition of Source assets in 2001, the Company issued a promissory note in the amount of $300,000 to the seller. During the first twelve (12) months that commenced on April 1, 2001, interest only, at eight percent (8%), has been payable in monthly installments. Beginning April 1, 2002, the note is payable in monthly installments of $13,169, including interest at 5.06%. The note is scheduled to mature on February 1, 2004.

(b)Term loan payable in monthly installments of $390, including interest at 5.05%. The loan is scheduled to mature on March 16, 2004. The loan is secured by a vehicle.

Maturities of notes payable are as follows:

            Year Ending
            December 31,

               2002            $  113,242
               2003               156,353
               2004                40,337
                               ----------
                               $  309,932
                               ==========

NOTE 7 - LEASES

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

            Year Ending
            December 31,

               2002            $  124,082
               2003               124,082
               2004                51,701
                               ----------
                               $  299,865
                               ==========

Rental expense under the operating lease for office facilities amounted to $124,082 for each of the years ended December 31, 2001 and 2000.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 2002.

NOTE 8 - CAPITAL STOCK

Common Stock Voting Rights and Concentration of Control

Shares of common stock, which have had the same beneficial owner for a continuous period in excess of 2 years prior to the record date of any meeting of stockholders, will be entitled to 10 votes per share in any matters submitted for vote at a meeting of stockholders.
All other stockholders have one vote per share unless this limitation is waived by the Board of Directors.

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

Common Stock Warrants

In connection with a prior line of credit, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's common stock for $.01 per share, the fair market value of the common stock on the grant date. The warrants provide for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of common stock and other events as defined in the warrant agreement. The warrant holder is entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's common stock issued pursuant to the exercise of the warrants.

NOTE 9 - STOCK COMPENSATION PLANS

Director Compensation Plan

In December 1997, the Company adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $.05 per share.

Stock Option Plan

In May 1999, the Company established the TelVue Corporation 1999 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant options to acquire up to 10 million shares of common stock. Options granted under the Plan are intended to be incentive stock options ("ISO"). The exercise price of each ISO will not be less than the market price of the Company's stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company's stock on the date of the grant. The options expire ten years after the date of the grant or at the expiration of the plan, which is June 28, 2009. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. A summary of option activity follows:

                                          Options Outstanding
                                          -------------------
                                                        Weighted
                                                        Average
                                                        Exercise
                                          Options        Price
                                         ----------     ---------

  Balance, January 1, 2000               1,625,000      $  .07

  Granted and assumed                       30,000         .35
  Exercised                               (522,083)        .07
  Forfeited                                (22,500)        .07
                                         ----------

  Balance, December 31, 2000             1,110,417        .078

  Granted and assumed                      240,000        .045
  Exercised                                (50,000)        .07
  Forfeited                                (50,000)        .07
                                         ----------

  Balance, December 31, 2001             1,250,417     $  .072
                                         =========

There was no significant difference between the amount of compensation recognized and the amount that would have been reorganized had compensation expense been determined under the provisions of SFAS No. 123.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2001:

                                                Weighted
                                                 Average
                                                Remaining
                        Exercise    Options    Contractual        Options
                         Price    Outstanding  Life (Years)     Exercisable
------------------------------------------------------------------------------
                          $.045     240,000        7.5            120,000
                           $.07     980,417        7.5            543,749
                           $.35      30,000        7.5             20,000
                                  ---------                       -------

Total                             1,250,417                       683,749
                                  =========                       =======

Weighted Average
Exercise Price                      $  .072                       $  .074
                                    =======                       =======

NOTE 10 - CORPORATE INCOME TAXES

The provisions for income tax expense consist of the following components:

  Current                                       2001            2000
                                                ----            ----

    Federal                                  $       -       $       -
    State                                       53,000               -
                                              --------         -------
                                                53,000               -
  Deferred
    Federal                                    418,241         371,536
    State                                       56,463         105,145
                                              --------        --------
                                               474,704         476,681
  Valuation allowance (decrease)               (28,290)        (76,345)
                                              --------        --------
                                               446,414         400,336
                                              --------        --------

                                             $ 499,414       $ 400,336
                                             =========       =========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                        Federal               State
                                     2001      2000       2001      2000
                                  ----------------------------------------
Deferred Tax Assets:
  Accrued interest - stockholder  $ 552,743 $  649,246  $ 168,177  $ 197,540
  Net operating loss carryforward   301,999    627,647          -     28,290
                                  ---------  ---------  ---------  ---------

Gross Deferred Tax Asset            854,742  1,276,893    168,177    225,830

Deferred Tax Liabilities:
  Property and equipment,
  principally due to differences
  in depreciation                   (25,312)   (29,221)    (7,701)    (8,891)
                                  ---------  ---------  ---------  ---------
  Net deferred tax asset before
   valuation allowance              829,430  1,247,672    160,476    216,939
  Valuation allowance                     -          -          -    (28,290)
                                  ---------  ---------  ---------  ---------

Net Deferred Tax Asset            $ 829,430 $1,247,672  $ 160,476   $188,649
                                  =========  =========  =========  =========

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $920,000 on a tax-reporting basis. The carryforward will expire as follows, if not utilized:

           Year Ending
           December 31,

               2009             $ 380,000
               2010               540,000
                                ---------
                                $ 920,000
                                =========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

NOTE 11 - PENSION PLAN

The Company maintains a Simplified Employee Pension ("SEP") plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company matched fifty percent (50%) of 2001 and 2000 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary.
The Company's contributions for 2001 and 2000 amounted to $26,282 and $20,847, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has an unsecured note payable to the majority stockholder. (See Note 5).

NOTE 13 - SEGMENT INFORMATION

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other business segment functions as a communications solution provider and networker integrator. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2001 and 2000, is as follows:

                                         ANI       Hardware
Year Ended December 31, 2001           Services   Sales/Service   Total
----------------------------------------------------------------------------

Revenues                            $ 5,204,182  $ 1,421,576  $ 6,625,758

Depreciation and amortization           296,309       87,201      383,510

Operating income (loss)               1,632,745     (222,200)   1,410,545

Assets                                2,599,736    1,686,624    4,286,360

Capital expenditures                    119,023       47,347      166,370

Year Ended December 31, 2000

Revenues                           $  4,941,575  $         -  $ 4,941,575

Depreciation and amortization           385,409            -      385,409

Operating income                      1,367,440            -    1,367,440

Assets                                3,619,310            -    3,619,310

Capital expenditures                     35,164            -       35,164


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Accrued Expenses and Notes Payable

The carrying amount approximates fair market value because of the short maturity of those instruments

Accrued Interest

The Company estimates that the carrying amount approximates fair market value because the interest rate floats with market interest rates.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

                                                   TELVUE CORPORATION

DATED:  3/21/02                   By:   /s/Frank J. Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED:  3/21/02                   By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                            TITLE                   DATE

/s/H F Lenfest
--------------------------------    Chairman of the          3/21/02
H.F. Lenfest                        Board and Director

/s/Frank J. Carcione                Director                 3/21/02
--------------------------------
Frank J. Carcione

/s/Joseph Murphy                    Director                 3/21/02
--------------------------------
Joseph Murphy

/s/H Chase Lenfest                  Director                  3/21/02
--------------------------------
H. Chase Lenfest

/s/Joy Tartar                       Director                 3/21/02
--------------------------------
Joy Tartar

EXHIBIT INDEX

10.11 Letter dated March 25, 2002, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2004.

23.  Consent of Pressman Ciocca Smith LLP, Certified Public
     Accountants

EXHIBIT 10.11

                                            March 25, 2002


Frank Carcione, President
TelVue Corporation
16000 Horizon Way, Suite 500
Mt. Laurel, NJ 08054


Dear Frank:

     At your request, this will continue our prior agreement. Namely, absent any default under the terms of my loans to TelVue or any other obligations of TelVue to any other person, including, without limitation, any voluntary or involuntary bankruptcy or insolvency proceedings by or against TelVue, I agree not to demand repayment of the loans or payment in cash of the accrued interest prior to January 1, 2004.

                                            Very truly yours,


                                            /s/H F Lenfest
                                            -------------------
                                            H.F. (Gerry) Lenfest

EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
TelVue Corporation:

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated March 18, 2002, relating to the balance sheets of TelVue Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2001 annual report on Form 10-KSB of TelVue Corporation.



/s/ Pressman Ciocca Smith LLP
--------------------------------
Huntingdon Valley, Pennsylvania
March 21, 2002



/TEXT