Form 10QSB
period 2002-03-31
TELVUE CORP
filed 2002-05-14
CIK 839443

U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002

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

Number of shares of registrant's common stock outstanding as of April 29, 2002: 24,778,726 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 16 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 2002
          (unaudited) and as of December 31, 2001

          Statements of Operations for the three
          months ended March 31, 2002 (unaudited)
          and March 31, 2001 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 2002 (unaudited)
          and March 31, 2001 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                March 31,     December 31,
                                                   2002            2001
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $  699,883     $  544,455
  Accounts receivable - trade                      948,190      1,015,417
  Inventory                                         42,150         26,887
  Deferred tax asset                               300,000        290,000
  Other current assets                              50,406         54,574
                                               -----------     ----------
     TOTAL CURRENT ASSETS                        2,040,629      1,931,333

PROPERTY AND EQUIPMENT
  Machinery and equipment                        5,311,091     5,290,812
  Less accumulated depreciation                  4,894,825      4,823,727
                                               -----------     ----------
                                                   416,266        467,085

OTHER ASSETS
  Deferred tax asset                               644,294        699,906
  Goodwill                                       1,170,819      1,170,819
  Covenant not to compete - net of accumulated
   amortization of $2,707 and $2,083 in 2002
   and 2001, respectively                            7,293          7,917
  Other assets                                       9,300          9,300
                                                ----------     ----------
                                                 1,831,706      1,887,942
                                                ----------     ----------
                                                $4,288,601     $4,286,360
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                         $150,175       $113,242
  Accrued interest majority stockholder-current    204,000        150,000
  Accounts payable - trade                         250,563        205,936
  Accrued expenses                                 181,694        233,316
  Deferred service revenue, net of expense           6,133          2,999
  Income taxes payable                              65,000         53,000
  Accrued dividends payable                      1,794,537      1,688,976
                                               -----------     ----------
     TOTAL CURRENT LIABILITIES                   2,652,102      2,447,469

NOTES PAYABLE - MAJORITY STOCKHOLDER               541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                            1,490,083      1,643,892

NOTES PAYABLE, net of current portion              158,708        196,690

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $5,207,670)              3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,771,583 shares
  issued and outstanding                           247,716        247,716
  Additional paid-in capital                     1,585,310      1,585,310
  Accumulated deficit                           (5,905,012)    (5,894,411)
                                                -----------    -----------
                                                (4,071,986)    (4,061,385)
                                                -----------    -----------
                                                $4,288,601     $4,286,360
                                                ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                    Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                    2002           2001
                                                    ----           ----
REVENUES
  ANI services                                  $1,141,832     $1,326,624
  Hardware sales and service                       397,968         42,096
                                               -----------    -----------
TOTAL REVENUES                                   1,539,800      1,368,720

COST OF REVENUES
  ANI services                                     500,540        523,286
  Hardware sales and service                       319,963         35,484
                                              ------------    -----------
TOTAL COST OF REVENUES                             820,503        558,770
                                              ------------    -----------
GROSS MARGIN                                       719,297        809,950

OPERATING EXPENSES
  Selling and marketing                            233,945        177,236
  General and administrative                       231,930        209,121
  Depreciation & amortization                       71,722         83,297
                                               -----------    -----------
TOTAL OPERATING EXPENSES                           537,597        469,654
                                               -----------    -----------
OPERATING INCOME                                   181,700        340,296

OTHER INCOME (EXPENSE)
  Interest income                                    2,186         10,500
  Interest expense                                 (31,313)       (57,056)
                                                -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                       (29,127)       (46,556)
                                                -----------    -----------

INCOME BEFORE INCOME TAXES                         152,573        293,740

INCOME TAX                                         (57,612)      (102,595)
                                                ------------    ----------

NET INCOME                                          94,961        191,145

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)      (105,561)
                                                -----------   ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  (10,600)   $    85,584
                                                ===========   ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.00           $.00
                                                ============   ===========
  DILUTED                                             $.00           $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,771,583      4,721,583
                                                 ==========      =========
   DILUTED                                       90,773,803      8,467,737
                                                 ==========      =========




The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                     2002          2001
                                                     ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   94,961       $191,145
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation & amortization                     71,722         83,297
    Deferred taxes                                  45,612        102,595
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     67,227       (110,347)
    Inventory                                      (15,263)        (9,438)
    Other current assets                             4,168        (18,976)
   Increase (decrease) in -
    Accrued interest - majority stockholder        (99,809)       (19,456)
    Accounts payable - trade                        44,627         23,116
    Accrued expenses                               (51,623)        47,824
    Deferred service revenue, net of expense         3,134          -
    Income taxes payable                            12,000          -
                                                -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES      176,756        289,760
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (20,279)       (52,432)
  Other assets (deposit on Source purchase)           -           100,000
  Acquisition of assets of Source                     -        (1,000,000)
                                                -----------    -----------
   NET CASH (USED) BY INVESTING ACTIVITIES         (20,279)      (952,432)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable-majority stockholder    -           650,000
  Debt reduction:
     Notes payable - other                          (1,049)         -
                                                -----------     ----------
   NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                            (1,049)       650,000
                                                -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 155,428        (12,672)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              544,455        709,740
                                                ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  699,883     $  697,068
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

                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

GOODWILL
--------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS 142 is effective for fiscal years beginning after December 15, 2001.
In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $1,170,819 as of the January 1, 2002.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

2.  NEW BUSINESS AND ACQUISITIONS:
    -----------------------------

On March 9, 2001, the Company acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation located in Mullica Hill, New Jersey, for $1.3 million under the terms of an Asset Purchase Agreement that was signed on February 14, 2001. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The Company funded a portion of the acquisition by borrowing $650,000 from its majority shareholder, on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded monthly and due on January 1, 2004. The Company repaid the note to the majority stockholder in its entirety during 2001. Jeffrey Kraengel, former president of Source, joined the Company in March 2001 as Executive Vice President with the responsibility of integrating Source's operations into the Company, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, supervising research and development and training employees.

The accompanying financial statements include the operations of Source since the date of acquisition.

The following unaudited pro forma information for the three months ended March 31, 2001, is presented as if the acquisition of Source occurred on January 1, 2001. The information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Source since January 1, 2001.

                                             Three
                                         Months Ended
                                        March 31, 2001
                                        --------------
Revenues                                 $ 1,676,937
Net income                                   195,042
Diluted EPS                                     $.00


3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2002            2001
                                           ----            ----
             Income taxes               $   -           $   -
             Interest                   $131,122        $ 57,056

Non-cash Investing and Financing Transactions
---------------------------------------------

The Company accrued dividends on its redeemable convertible preferred stock of $105,561 for each of the three month periods ended March 31, 2002 and 2001.

In March 2001, the Company issued a promissory note, in the amount of $300,000, payable to Dacon Corporation in connection with the purchase of the assets of Source.

In March 2001, the Company purchased a van in the amount of $21,402. The Company paid cash of $8,402 and financed the balance of $13,000.

4.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Incremental shares of 66,002,220 and 63,746,154 for the three months ended March 31, 2002 and 2001, respectively, were used in the calculation of diluted earnings per common share.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2002 and 2001.


                                       Net Income
                                       Available    Average
                                     to Common      Shares        Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2002                                  $ (10,600)    24,771,583    $ .00
Effect of dilution
  Warrants                                 -        29,915,160
  Convertible preferred stock           105,561     35,423,311
  Convertible accrued interest             -              -
  Vested unexercised stock options         -           663,749
                                      -----------    ----------   --------
Diluted                               $  94,961     90,773,803    $ .00
                                      ===========   ==========    ========

2001                                  $  85,584     24,721,583    $ .00
Effect of dilution
  Warrants                                 -        29,915,160
  Convertible preferred stock           105,561     32,608,210
  Convertible accrued interest             -           955,701
  Vested unexercised stock options         -           267,083
                                      ----------    ----------    --------
Diluted                               $ 191,145     88,467,737    $ .00
                                      ==========    ==========    ========

5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 2002, accrued dividends on outstanding preferred stock amounted to $1,794,537.

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

The provisions for income tax (expense) consist of the following components:

                                                  2002             2001
                                              -----------       ----------
Current
 Federal                                       $    -            $   -
 State                                           (12,000)            -
                                              -----------       ----------
                                                 (12,000)            -
Deferred
 Federal                                         (45,612)        (102,595)
 State                                               -               -
                                               ----------       ----------
                                                 (45,612)        (102,595)
                                               ----------       ----------
                                               $ (57,612)       $(102,595)
                                               ==========       ==========

The Company has a net operating loss carryforward of approximately $870,000 on a tax-reporting basis as of March 31, 2002. The carryforward will begin to expire in 2007, if not utilized.

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the change in the valuation allowance.

7.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable and Accrued Interest - Majority Stockholder
--------------------------------------------------------
On March 25, 2002, the Company obtained from the majority stockholder an extension to January 1, 2004, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of at least $25,000 through December 31, 2002. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $25,000 when, in the opinion of management, the Company has excess cash that is not needed to fund operations. The Company made total payments of $125,000 during the three months ended March 31, 2002. The Company has classified $204,000 of accrued interest as a current liability. As of March 31, 2002, the Company had an outstanding non-interest bearing note due to the majority stockholder in the principal amount of $541,000 and accrued interest on former outstanding notes in the aggregate amount of $1,694,083 that bears interest at a rate of prime plus one percent (1%).

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of March 31, 2002 the principal amount of the note was $300,000.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402, to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5.0% per annum. As of March 31, 2002, the principal amount due on the loan was $8,883.

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

Three months Ended March 31, 2002        ANI        Source        Total
---------------------------------     ----------   ---------    ----------
Revenues                              $1,141,832    $397,968    $1,539,800
Operating income (loss)                  311,336    (129,636)      181,700
Interest expense                          31,191         122        31,313
Income (loss) before income taxes        281,838    (129,265)      152,573
Capital expenditures                       9,980      10,299        20,279

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation ("TelVue") operates two business segments. One segment is a marketing and service company that sells automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "Service"). TelVue provides the Service through equipment it purchases. TelVue's equipment for providing the Service nationwide is located at the TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

     TelVue's business segment that operates under the name, Source Communications Group, was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation that was located in Mullica Hill, NJ. The Source segment functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. Source represents a number of well-known equipment, software and communications service suppliers. Source molds these resources into a custom business solution for its clients and satisfies its customers' individual voice, video and data communications needs. The Source customer base is broad, representing such industries as healthcare, entertainment, financial, education, government and utilities. The acquisition was part of a strategy to allow TelVue to grow and diversify both its product lines and customer base beyond the cable TV industry.

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

     The ANI segment had income before income taxes of $281,838 for the three months ended March 31, 2002. ANI Service revenue decreased $184,792 for the three months ended March 31, 2002, as a result of an decrease in pay-per-view buy revenue of $133,101 and PPV+ revenue of $23,536 primarily, due to a reduction in the average monthly buy rate from 8.2% to 5.6% for the three months ended March 31, 2001 and 2002, respectively. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The ANI Service cost of revenues decreased $22,746 for the three months ended March 31, 2002 over the three months ended March 31, 2001. This is primarily due to a decrease in data link expense of $23,391 as a result of cable operators consolidating their data links or moving onto an existing data link.

     The Source segment had a loss before income taxes of $129,265. Hardware sales and service revenue for the Source segment was $397,968 for the three months ended March 31, 2002 with corresponding hardware sales and service costs of $319,963 representing a gross profit percentage of 20%. Source was acquired on March 9, 2001, therefore, the comparative revenue and expenses for 2001 reflect the period from March 9, 2001 through March 31, 2001 (the "twenty two days ending March 31, 2001").
The majority of the revenue for the three months ended March 31, 2002 was from hardware sales of $334,182. Cost of goods sold for the hardware was $275,121, yielding a gross profit margin of 18%. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at March 31, 2002, represents a blend of the two types of sales with the larger number of sales being commodity. TelVue believes the Source losses can be partially attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. In addition to the effect of the recession, Source has had to replace two of its existing sales representatives with new hires and has experienced the associated training and learning curve that comes with new employees.

    Also, included in the hardware sales and service revenue of $397,968 is $33,581 of revenue related to service and installation of the hardware sold to customers. The ANI Service technical staff was used to perform the service and installation and the cost of their direct payroll has been included in the hardware sales and service costs. Also, included in the hardware sales and service revenue is $4,938 in service contract revenue for the sale of equipment support contracts, $22,718 in revenue related to the co-location of equipment used to provide internet service and internet access fees, and $2,549 in telephone carrier commission revenue.

     Selling and marketing expenses increased $56,709 for the three months ended March 31, 2002. This increase is primarily a result of selling and marketing expenses related to the Source segment as a result of the 2001 comparative data for Source only including twenty-two days of March. The total selling and marketing expenses for Source were $119,714 for the three months ended March 31, 2002 compared to $10,312 for the twenty-two days ending March 31, 2001. A majority of the Source expenses for the three months ended March 31, 2002 are for Source payroll of $67,944 with payroll taxes and benefits of $12,588, commission expense of $6,453, advertising of $4,386 and travel and entertainment of $6,922. General and administrative expenses increased $22,809 for the three months ended March 31, 2002, due partially to an increase in the Source segment general and administrative expenses of $73,971 as a result of the short comparative period for 2001. Partially offsetting the Source segment increase in general and administrative expenses was a decrease in the ANI segment general and administrative expenses of $41,204 mainly as a result of a reduction in legal expense of $38,747. Legal fees related to the Source acquisition were incurred in the first quarter of 2001 but not 2002.

     TelVue had net income before taxes of $152,573 and $293,740 for the three months ended March 31, 2002 and 2001, respectively. TelVue recorded income tax expense of $57,612 and $102,595 for the three months ended March 31, 2002 and 2001, respectively. Included in the income tax expense for the three months ended March 31, 2002 were deferred income taxes of $45,612 and current income tax expense of $12,000. The current income tax expense has been accrued for the State of New Jersey for the three months ended March 31, 2002, because the state net operating losses have been used and/or have expired. TelVue's federal net operating loss carryforward was approximately $870,000 on a tax-reporting basis as of March 31, 2002 (see Note 6 to TelVue's financial statements).

     During the three months ended March 31, 2002, TelVue purchased $20,279 of equipment compared to $115,432 purchased during the three months ended March 31, 2001. The first quarter 2001 equipment purchases were substantially larger than in 2002 because a van in the amount of $21,402 was purchased to be used by the Source segment for service and installation jobs and $50,000 of equipment was acquired with the purchase of Source. Depreciation and amortization expense decreased $11,575 for the three months ended March 31, 2002. Depreciation and amortization accounted for 13% of total operating expenses for the three months ended March 31, 2002, compared to 18% for the three months ended March 31, 2001.

     As of March 31, 2002, TelVue was serving approximately 20.0 million full-time cable subscribers and 1.5 million part-time cable subscribers, compared to approximately 18.4 million full-time cable subscribers and 1.6 million part-time cable subscribers served as of March 31, 2001. The part-time subscribers did not significantly contribute to the revenue or service expenses for the three months ended March 31, 2002.

     There was an increase in total liabilities of $12,842 for the three months ended March 31, 2002. This is a net result of increases and decreases in various liability accounts with the largest being in accrued dividends payable of $105,561, the increases however were largely offset by a decrease in accrued interest to the majority stockholder of $99,809 as a result of repayments. Total assets had a nominal increase of $2,241 for the three months ended March 31, 2002, also as a net result of increases and decreases in various asset accounts. TelVue's days for sales in average accounts receivable was 55 days at both March 31, 2002 and 2001. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers.

     TelVue had positive cash flow from operating activities of $176,756 for the three months ended March 31, 2002, compared to $289,760 for the three months ended March 31, 2001. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $212,295 for the three months ended March 31, 2002, compared to positive cash flow from operating activities of $377,037 for the three months ended March 31, 2001. The decrease in cash flow is partially a result of the decrease in pay-per-view buy revenue
(see above) and as a result of the Source segment operating loss of $129,636 (see above and Note 9 to TelVue's financial statements).

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). This loan was repaid in its entirety in 2001. TelVue made total payments to Mr. Lenfest of $125,000 during the three months ended March 31, 2002. The aggregate outstanding loan balance due to Mr. Lenfest as of March 31, 2002, is $541,000 in loan principal for the non-interest bearing Science note and $1,694,083 in accrued interest which bears interest at the floating prime interest rate plus 1%(see Note 7 to TelVue's financial statements).

     TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. On March 25, 2002, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2004. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applied the balance from the monthly payment to either principal or accrued interest. TelVue has decided to voluntarily make, and Mr. Lenfest has agreed to accept, monthly payments of at least $25,000 per month through December 31, 2002. TelVue may make monthly payments in excess of $25,000 when, in the opinion of management, TelVue has excess cash that is not needed to fund operations. The monthly payment amount may vary depending on the availability of cash. TelVue intends to continue to invest cash in the Source segment during 2002 in an effort to grow the business.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million (see Note 2 and Note 7 to TelVue's financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note"). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest is payable monthly at the rate of 5.06% per annum. During the three months ended March 31, 2002, TelVue paid $6,000 in interest on the Source Note. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level (ii) the cable industry's buy rates and (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loan and accrued interest to TelVue. Management believes that its present marketing strategies will further increase the customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buys rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 8.2% for the three months ended March 31, 2001 to 5.6% for the three months ended March 31, 2002.

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

10.11 Letter dated March 25, 2002, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2004(incorporated by reference to the December 31, 2001
       Form 10-KSB).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2002 Financial Statements included herein).

(b)    Reports on Form 8-K

       None


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION


Dated:   5/10/02                    By: /s/Frank J. Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President(Chief Executive Officer)



Dated:   5/10/02                    By: /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)