Form 10QSB
period 2002-06-30
TELVUE CORP
filed 2002-08-14
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002

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
Yes   X   No
    ------   ------

Number of shares of registrant's common stock outstanding as of July 31, 2002: 24,778,726 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 27 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 2002
          (unaudited) and as of December 31, 2001

          Statements of Operations for the three
          months ended June 30, 2002 (unaudited)
          and June 30, 2001 (unaudited)

          Statements of Operations for the six
          months ended June 30, 2002 (unaudited)
          and June 30, 2001 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 2002 (unaudited)
          and June 30, 2001 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 June 30,      December 31,
                                                   2002            2001
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   112,301     $  544,455
  Accounts receivable - trade                     1,473,504      1,015,417
  Inventory                                          43,282         26,887
  Deferred tax asset                                210,000        290,000
  Prepaid income tax                                 23,800           -
  Other current assets                               40,101         54,574
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,902,988      1,931,333

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,332,704      5,290,812
  Less accumulated depreciation                   4,960,805      4,823,727
                                                -----------     ----------
                                                    371,899        467,085

OTHER ASSETS
  Deferred tax asset                                669,594        699,906
  Goodwill                                        1,170,819      1,170,819
  Covenant not to compete - net of accumulated
   amortization of $3,331 and $2,083 in 2002
   and 2001, respectively                             6,669          7,917
  Other assets                                        8,800          9,300
                                                 ----------     ----------
                                                  1,855,882      1,887,942
                                                 ----------     ----------
                                                 $4,130,769     $4,286,360
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                          $152,455       $113,242
  Accrued interest majority stockholder-current     240,000        150,000
  Accounts payable - trade                          295,117        205,936
  Accrued expenses                                  195,176        233,316
  Deferred service revenue, net of expense            3,895          2,999
  Income taxes payable                                 -            53,000
  Accrued dividends payable                       1,900,098      1,688,976
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,786,741      2,447,469

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                             1,250,786      1,643,892

NOTES PAYABLE, net of current portion               119,503        196,690

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $5,418,792 and
  $5,207,670 at June 30, 2002 and
  December 31, 2001, respectively)                3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,778,726 and 24,771,583
  shares issued and outstanding at June 30, 2002
  and December 31, 2001, respectively               247,787        247,716
  Additional paid-in capital                      1,585,739      1,585,310
  Accumulated deficit                            (5,919,481)    (5,894,411)
                                                 -----------    -----------
                                                 (4,085,955)    (4,061,385)
                                                 -----------    -----------
                                                 $4,130,769     $4,286,360
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       June 30,
                                               ----------------------------
                                                     2002            2001
                                                     ----            ----
REVENUES
  ANI services                                 $ 1,183,195     $ 1,316,057
  Hardware sales and service                       786,941         396,058
                                               -----------     -----------
TOTAL REVENUES                                   1,970,136       1,712,115

COST OF REVENUES
  ANI services                                     519,356         440,088
  Hardware sales and service                       649,523         310,969
                                              ------------     -----------
TOTAL COST OF REVENUES                           1,168,879         751,057
                                              ------------     -----------
GROSS MARGIN                                       801,257         961,058

OPERATING EXPENSES
  Selling and marketing                            340,769         178,868
  General and administrative                       228,129         247,804
  Depreciation & amortization                       66,605         101,456
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           635,503         528,128
                                               -----------     -----------
OPERATING INCOME                                   165,754         432,930

OTHER INCOME (EXPENSE)
  Interest income                                    1,497           6,825
  Interest expense                                 (23,454)        (64,381)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (21,957)        (57,556)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         143,797         375,374

INCOME TAX                                         (52,700)       (130,354)
                                                ------------     ----------

NET INCOME                                          91,097         245,020

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  (14,464)    $   139,459
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.00            $.01
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,778,569      24,721,583
                                                 ==========      ==========
   DILUTED                                       24,778,569      88,467,737
                                                 ==========      ==========


The accompanying unaudited notes are an integral part of these statements

                                  TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                   Six Months Ended
                                                       June 30,
                                               ----------------------------
                                                     2002            2001
                                                     ----            ----
REVENUES
  ANI services                                 $ 2,325,027     $ 2,642,681
  Hardware sales and service                     1,184,909         438,154
                                               -----------     -----------
TOTAL REVENUES                                   3,509,936       3,080,835

COST OF REVENUES
  ANI services                                   1,019,896         961,018
  Hardware sales and service                       969,486         348,809
                                              ------------     -----------
TOTAL COST OF REVENUES                           1,989,382       1,309,827
                                              ------------     -----------
GROSS MARGIN                                     1,520,554       1,771,008

OPERATING EXPENSES
  Selling and marketing                            574,714         356,104
  General and administrative                       460,059         456,925
  Depreciation & amortization                      138,327         184,753
                                               -----------     -----------
TOTAL OPERATING EXPENSES                         1,173,100         997,782
                                               -----------     -----------
OPERATING INCOME                                   347,454         773,226

OTHER INCOME (EXPENSE)
  Interest income                                    3,683          17,325
  Interest expense                                 (54,767)       (121,437)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (51,084)       (104,112)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         296,370         669,114

INCOME TAX                                        (110,312)       (232,949)
                                                ------------     ----------

NET INCOME                                         186,058         436,165

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (211,122)       (211,122)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  (25,064)    $   225,043
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.00            $.01
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,775,095      24,721,583
                                                 ==========      ==========
   DILUTED                                       24,775,095      89,583,179
                                                 ==========      ==========


The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

OUT OF BALANCE
                                                       Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                     2002            2001
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   186,058       $436,165
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation & amortization                     138,327        184,753
    Deferred taxes                                  110,312        232,949
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                    (458,087)      (297,875)
    Inventory                                       (16,395)       (18,049)
    Other current assets                             14,473        (15,150)
    Prepaid income taxes                            (23,800)           -
    Other assets                                        500            -
   Increase (decrease) in -
    Accrued interest - majority stockholder        (303,106)       (88,088)
    Accounts payable - trade                         89,181        128,714
    Accrued expenses                                (38,147)       108,296
    Deferred service revenue, net of expense            896          -
    Income taxes payable                            (53,000)         -
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES      (352,788)       671,715
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (41,892)       (99,729)
  Other assets (deposit on Source purchase)           -            100,000
  Acquisition of assets of Source                     -         (1,000,000)
                                                 -----------    -----------
   NET CASH (USED) BY INVESTING ACTIVITIES          (41,892)      (999,729)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable-majority stockholder     -           650,000
  Debt reduction:
     Notes payable - other                          (37,974)         -
     Notes payable - majority stockholder             -           (323,685)
  Issuance of common stock                              500          -
                                                 -----------     ----------
   NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                            (37,474)       326,315
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (432,154)        (1,699)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               544,455        709,740
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  112,301     $  708,041
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

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

2.  GOODWILL:
    --------

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of June 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The 2001 results do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the net income and basic and diluted net income per common share would have changed to the adjusted amounts indicated below:

                                  Six Months Ended June 30, 2001
                                  ------------------------------
                                            Net Income     Net Income
                                             Per Basic     Per Diluted
                                   Net        Common         Common
                                 Income       Share           Share
                               ---------    ----------    -----------

As reported                    $ 436,165        $  .01        $  .00
Goodwill amortization             25,507           -              -
Income tax effect                 (8,927)          -              -
                               ---------    ----------    ----------

Adjusted                       $ 452,745        $  .01        $  .00
                               =========    ==========    ==========

3.  NEW BUSINESS AND ACQUISITIONS:
    -----------------------------

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

                                             Six
                                         Months Ended
                                         June 30, 2001
                                        --------------
Revenues                                 $ 3,388,812
Net income                                   440,014
Diluted EPS                                     $.00


4.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2002            2001
                                           ----            ----
             Income taxes               $ 76,800        $  -
             Interest                   $357,813        $209,525

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $211,122 for each of the six month periods ended June 30, 2002 and 2001.

In March 2001, the Company issued a promissory note, in the amount of $300,000, payable to Dacon Corporation in connection with the purchase of the assets of Source.

In March 2001, the Company purchased a van in the amount of $21,402. The Company paid cash of $8,402 and financed the balance of $13,000.

5.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 2002 and 2001. Because of the net loss available to common stockholders for the six months ended June 30, 2002, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect. Incremental shares of 64,861,596 for the six months ended June 30, 2001, were used in the calculation of diluted earnings per common share.


                                     Net Income
                                       (Loss)
                                     Available       Average
                                     to Common       Shares        Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2002                                  $  (25,064)    24,775,095    $ .00
                                      ===========    ==========    =======

2001                                  $  225,043     24,721,583    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            211,122     33,311,986
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           678,749
                                      -----------    ----------    -------
Diluted                               $  436,165     89,583,179    $ .00
                                      ===========    ==========    =======

6.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 2002, accrued dividends on outstanding preferred stock amounted to $1,900,098.

7.  CORPORATE INCOME TAXES:
    -----------------------

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

The provisions for income tax (expense) consist of the following components:

                                                  2002              2001
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                        (110,312)         (232,949)
 State                                               -                -
                                               ----------        ----------
                                                (110,312)         (232,949)
                                               ----------        ----------
                                               $(110,312)        $(232,949)
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately $980,000 on a tax-reporting basis as of June 30, 2002. The carryforward will begin to expire in 2007, if not utilized.

8.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable and Accrued Interest - Majority Stockholder
--------------------------------------------------------
On March 25, 2002, the Company obtained from the majority stockholder an extension to January 1, 2004, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $25,000, when, in the opinion of management, the Company has such cash available that is not needed to fund operations. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $25,000 it has excess cash that is not needed to fund operations. The Company made total payments of $325,000 during the six months ended June 30, 2002. The Company has classified $240,000 of accrued interest as a current liability. As of June 30, 2002, the Company had an outstanding non-interest bearing note due to the majority stockholder in the principal amount of $541,000 and accrued interest on former outstanding notes in the aggregate amount of $1,490,786 that bears interest at a rate of prime plus one percent (1%).

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of June 30, 2002 the principal amount of the note was $264,136.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402, to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5.0% per annum. As of June 30, 2002, the principal amount due on the loan was $7,822.

9.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

The Company provides ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. As of June 30, 2002, outstanding accounts receivable from Adelphia of $224,188 are due to the Company. Adelphia has informed the Company that its outstanding balances are considered high priority status since the Company provides a service to their customers. However, the majority of the $224,188 was incurred before the bankruptcy filing date of June 25, 2002, and therefore, will need to be approved by the bankruptcy court for payment. It is not known when the Company will receive payment for these billings or if the billings will be paid in their entirety. Management has been unable to determine if the Company will incur a loss as a result of the bankruptcy filing or what the range of loss could potentially be. Any billings subsequent to the bankruptcy filing date should be paid under the Company's terms of net 20 days.

10. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

The Company had conducted all of its operations as a marketing and service company primarily selling automatic number identification ("ANI") telecommunications services to the cable industry for the automated ordering of pay-per-view features and events. As discussed in Note 3, on March 9, 2001, the Company acquired the assets of Source, a communications solutions provider and network integrator. The following represents information for the Company's ANI and Source business segments.

Six months Ended June 30, 2002             ANI        Source        Total
---------------------------------      ----------   ---------    ----------
Revenues                               $2,325,027  $1,184,909    $3,509,936
Operating income (loss)                   617,925    (270,471)      347,454
Interest expense                           54,538         229        54,767
Income (loss) before income taxes         566,157    (269,787)      296,370
Capital expenditures                       17,228      24,664        41,892


Six months Ended June 30, 2001             ANI        Source        Total
---------------------------------      ----------   ---------    ----------
Revenues                               $2,642,681    $438,154    $3,080,835
Operating income                          858,956     (85,730)      773,226
Interest expense                          121,227         210       121,437
Income before income taxes                755,054     (85,940)      669,114
Capital expenditures                       85,030   1,326,349     1,411,379

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

     The Source segment sells computer related equipment, network systems, software, and data communications equipment. In addition to the equipment sale, Source offers installation of equipment, service contracts, and service repair to equipment not under service contract.
The ANI Service technical staff is being trained for various products and technologies, and is being utilized to perform the service and installation. Prior to the acquisition, Source sold only hardware and subcontracted any labor needed for installation or service. In addition to the revenue streams noted above, beginning in the fourth quarter of 2001, Source began reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent.

     The ANI segment had income before income taxes of $284,319 and $566,157 for the three and six months ended June 30, 2002, respectively.
ANI Service revenue decreased $132,862 and $317,654 for the three and six months ended June 30, 2002. This decrease is primarily a result of a decrease in pay-per-view buy revenue of $147,831 and $280,932, due to a reduction in the average monthly buy rate from 8.0% to 5.1% for the three months ended June 30, 2001 and 2002, respectively and from 7.8% to 5.3% for the six months ended June 30, 2001 and 2002, respectively.
PPV+ revenue decreased $54,382 and $77,918 for the three and six months ended June 30, 2002, respectively, also as a result of the buy rate decrease. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed
Internet access. The above decreases were somewhat offset by an increase in feature revenue of $57,050 and $69,935 for the three and six months ended June 30, 2002, respectively, primarily as a result of a feature price increase that went into effect on May 1, 2002. The ANI Service cost of revenues increased $79,268 and $58,878 for the three and six months ended June 30, 2002, respectively, over the three and six months ended June 30, 2001. This is primarily due to an increase in trunk expense of $58,878 and $62,983 for the three and six months ended June 30, 2002, respectively. During the second quarter of 2001 TelVue received credits against trunk expense from MCIWorldcom thereby reducing the comparative expenses for this period.

     The Source segment had a loss before income taxes of $140,522 and $269,787 for the three and six months ended June 30, 2002, respectively. Hardware sales and service revenue for the Source segment was $786,941 and $1,184,909 for the three and six months ended June 30, 2002, respectively, with corresponding hardware sales and service costs of $649,523 and $969,486 for the three and six months ended June 30, 2002, respectively, representing a gross profit percentage of 17% and 18% for the three and six months ended June 30, 2002, respectively. Source was acquired on March 9, 2001, therefore, the comparative revenue and expenses for 2001 reflect the period from March 9, 2001 through June 30, 2001. The total sales and service revenue is comprised of 86% hardware sales, 9% service installation and repair revenue, 4% co-location and internet access revenue, and 1% service contract revenue. The corresponding direct expenses have relatively the same percent distributions. The majority of the revenue for the three and six months ended June 30, 2002 was from hardware sales of $680,634 and $1,014,816, respectively. Cost of goods sold for the hardware was $571,675 and $846,796 for the three and six months ended June 30, 2002, respectively, yielding a gross profit margin of 16% for each period. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at June 30, 2002, represents a blend of the two types of sales with the larger number of sales being commodity. TelVue believes the Source losses before income taxes for the three and six months ended June 30, 2002, can be partially attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. In addition to the effect of the recession, Source has had to replace three of its existing sales representatives with new hires and has experienced the associated training and learning curve that comes with new employees.

    Service and installation revenue was $73,133 and $106,714 for the three and six months ended June 30, 2002, respectively, which yielded a gross profit percentage of 24% and 28% for the three and six months ended June
30, 2002, respectively. This represents revenue related to service and installation of the hardware sold to customers. The ANI Service technical staff was used to perform the service and installation and the cost of their direct payroll has been included in the hardware sales and service costs.

     Selling and marketing expenses increased $161,901 and $218,610 for the three and six months ended June 30, 2002, respectively. These increases are primarily a result of selling and marketing expenses related to the Source segment. The total selling and marketing expenses for Source were $204,353 and $324,067 for the three and six months ended June 30, 2002, respectively, compared to $61,574 and $71,886 for the three months ended June 30, 2001 and the period March 9, 2001 through June 30, 2001, respectively. There was an increase in Source selling and marketing payroll of $59,073 and $130,393 as a result of additional sales personnel. Source commission expense increased $20,415 for both the three months and six months ended June 30, 2002 over 2001, as a result of the increase in sales. Source advertising expense increased $51,525 for both the three and six months ended June 30, 2002 as a result of advertising in local business journals and on the radio. General and administrative expenses decreased $19,675 for the three months ended June 30, 2002, and nominally increased $3,134 for the six months ended June 30, 2002. The decrease for the three months ended June 30, 2002, is a result of a decrease in legal expense of $43,021 and a decrease in accounting expense of $10,930 as a result of 2001 expenses related to the Source acquisition. No such expenses were incurred in 2002.

     TelVue had net income before taxes of $143,797 and $296,370 for the three and six months ended June 30, 2002, respectively, compared to $375,374 and $669,114 for the three and six months ended June 30, 2001, respectively. TelVue recorded income tax expense of $110,312 and $232,949 for the six months ended June 30, 2002 and 2001, respectively. Included in the income tax expense for the six months ended June 30, 2002 were deferred income taxes of $110,312. TelVue's federal net operating loss carryforward was approximately $980,000 on a tax-reporting basis as of June 30, 2002 (see Note 7 to TelVue's financial statements).

     During the six months ended June 30, 2002, TelVue purchased $41,892 of equipment compared to $99,729 purchased during the six months ended June 30, 2001. The 2001 equipment purchases were larger than 2002 because a van in the amount of $21,402 was purchased to be used by the Source segment for service and installation jobs and $50,000 of equipment was acquired with the purchase of Source. Depreciation and amortization expense decreased
$46,426 for the six months ended June 30, 2002. Depreciation and amortization accounted for 12% of total operating expenses for the six months ended June 30, 2002, compared to 19% for the six months ended
June 30, 2001.

     As of June 30, 2002, TelVue was serving approximately 21.0 million full-time cable subscribers and 1.9 million part-time cable subscribers, compared to approximately 19.1 million full-time cable subscribers and 1.7 million part-time cable subscribers served as of June 30, 2001. The part-time subscribers did not significantly contribute to the revenue or service expenses for the six months ended June 30, 2002 and 2001.

     There was a decrease in total liabilities of $131,021 for the six months ended June 30, 2002. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accrued interest majority stockholder of $303,106 as a result of accrued interest payments. Total assets decreased $179,391 for the six months ended June 30, 2002, which is a net result of increases and decreases in various asset accounts. Cash decreased $432,154, partially as a result of loan repayments to the majority stockholder totaling $325,000. Accounts receivable increased $458,087. TelVue's days for sales in average accounts receivable was 64 days at June 30, 2002 compared to 55 days at June 30, 2001. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. The increase of 9 days over 2001 is partially due to outstanding accounts receivable of $224,188 from Adelphia Communications ("Adelphia")who filed for Chapter 11 bankruptcy on June 25, 2002. Adelphia has informed TelVue that their outstanding balances are considered high priority status since TelVue provides a service to their customers. However, the majority of the $224,188 was incurred before the bankruptcy filing date of June 25, 2002, and therefore, will need to be approved by the bankruptcy court for payment. It is not known when TelVue will receive payment for these billings
(see Note 9 to TelVue's Financial Statements). Any subsequent billings should be paid under TelVue's terms of net 20 days. Prior to Adelphia's recent financial problems they were prompt in the payment of outstanding invoices.

     TelVue had negative cash flow from operating activities of $352,788 for the six months ended June 30, 2002, compared to positive cash flow of
 $671,715 for the six months ended June 30, 2001. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $410,897 for the six months ended June 30, 2002, compared to positive cash flow from operating activities of $853,867 for the six months ended June 30, 2001. The decrease in cash flow is partially a result of the decrease in pay-per-view buy revenue (see above) and as a result of the Source segment operating loss of $269,787 (see above and Note 10 to TelVue's financial statements).
In addition, TelVue made payments to its majority stockholder of $325,000 during the six months ended June 30, 2002, of which $303,106 was applied against accrued interest and the balance was applied against current month interest.

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On
March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004
(see below). This loan was repaid in its entirety in 2001. TelVue made total payments to Mr. Lenfest of $325,000 during the six months ended June 30, 2002. The aggregate outstanding loan balance due to Mr. Lenfest as of June 30, 2002, is $541,000 in loan principal for the non-interest bearing Science note and $1,490,786 in accrued interest which bears interest at the floating prime interest rate plus 1%
(see Note 8 to TelVue's financial statements).

     TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. On March 25, 2002, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2004. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applied the balance from the monthly payment to either principal or accrued interest. TelVue has decided to voluntarily make, and Mr. Lenfest has agreed to accept, monthly payments of $25,000. TelVue may make monthly payments in excess of $25,000 when, in the opinion of management, TelVue has excess cash that is not needed to fund operations. The monthly payment amount may vary depending on the availability of cash. TelVue intends to continue to invest cash in the Source segment during 2002 in an effort to grow the business.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a
Source Communications Group ("Source") for $1.3 million (see Note 3 and
Note 8 to TelVue's financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note"). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the six months ended June 30, 2002, TelVue made total payments of $45,508 on the Source Note. The aggregate outstanding loan balance due on the Source Note at June 30, 2002 is $264,136. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level (ii) the growth in net income of the Source segment (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loan and accrued interest to TelVue. Management believes that its present marketing strategies will further increase the ANI segment customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 8.0% to 5.1% for the three months ended June 30, 2001 and 2002, respectively and from 7.8% to 5.3% for the six months ended June 30, 2001 and 2002, respectively. The decrease in buy rates is partially a result of the movement of cable operators to impulse ordering on digital cable systems. Some cable operators have begun deploying digital services to their customers.
These digital services will allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where the cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. The long-term effect of the deployment of digital two-way service on TelVue is not clear. The deployment of digital cable and the activation of two-way service require a significant capital commitment from the cable operator. In addition, TelVue has found that some cable operators with digital service have chosen to use TelVue's single number ordering technology for pay-per-view ordering.
TelVue believes that TelVue's patent for Internet pay-per-view technology for pay-per-view order processing may be used by cable operators as an additional method for the operator's customers to order pay-per-view movies and events. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    TelVue is actively trying to grow the Source segment business through offering new product lines and services. Prior to TelVue acquiring Source on March 9, 2001, Source subcontracted all labor for installation and repair service of the products it sold. TelVue has trained and is utilizing its existed ANI technical staff to perform these installation and service repairs. Generally the installation sales provide higher gross profit margins than the hardware sales, and therefore the Source segment is focusing on growing this line of business in an attempt to provide a greater increase in net income. Source also offers service contracts on the equipment it sells. Source has also expanded its business lines by reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent. Source has been marketing its products and services and trying to create customer awareness by advertising in local business journals and on the radio and by exhibiting its service and installation products along with various suppliers products at regional technical, education and business exhibitions in the Southeast Pennsylvania and New Jersey areas. Although Source has experienced growth in the second quarter sales from $397,968 in the first quarter of 2002 to $786,941 in the second quarter of 2002, for a total sales of $1,184,909 as of June 30, 2002, there can be no assurance that sales will continue to grow or remain at their current level or that sales will be grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

TelVue's annual meeting of stockholders was held on June 14, 2002. The following six directors were elected:

                         Vote For      Votes Withheld     Votes Abstained
                        -----------    --------------     ---------------
1.  H.F. Lenfest        138,781,532          3,420               0
2.  Frank Carcione      138,781,532          3,420               0
3.  Joseph Murphy       138,781,532          3,420               0
4.  H. Chase Lenfest    138,781,532          3,420               0
5.  Joy Tartar          138,781,532          3,420               0
6.  Neil Heller         138,781,532          3,420               0


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

4.2 Form of ISO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to TelVue's Annual
       Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-KSB")).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2002 Financial Statements included herein).

22. Published report regarding Matters Submitted to vote at Annual Meeting Held On June 14, 2002 (included herein).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

99.2 Certification of Controller pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

(b)    Reports on Form 8-K

       None


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:   8/14/02                    By: /s/Frank J. Carcione
                                        --------------------
                                        Frank J. Carcione
                                        President(Chief Executive Officer)



Dated:   8/14/02                    By: /s/Irene A. DeZwaan
                                        ---------------------
                                       Irene A. DeZwaan
                                       Treasurer (Controller)

                                  EXHIBIT INDEX



99.1 Certification of President (Chief Executive Officer) pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

99.2 Certification of Treasurer (Controller) pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).


EXHIBIT 99.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank J. Carcione, President (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company



Date:     August 14, 2002             /s/Frank J. Carcione
                                      --------------------
                                      Frank  J. Carcione
                                      President (Chief Executive Officer)

EXHIBIT 99.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene A. DeZwaan, Treasurer (Controller) of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:     August 14, 2002             /s/Irene A. DeZwaan
                                      -------------------
                                      Irene A. DeZwaan
                                      Treasurer (Controller)