Form 10QSB
period 2002-09-30
TELVUE CORP
filed 2002-11-12
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2002

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

Number of shares of registrant's common stock outstanding as of October 17, 2002: 24,795,052 shares.

Transitional Small Business Disclosure Form:  Yes       No   X
                                                  ------   ------
This report includes a total of 27 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 2002
          (unaudited) and as of December 31, 2001

          Statements of Operations for the three
          months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Disclosure Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                               September 30,   December 31,
                                                   2002            2001
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   572,289     $  544,455
  Accounts receivable - trade                     1,351,294      1,015,417
  Inventory                                          45,536         26,887
  Deferred tax asset                                350,000        290,000
  Prepaid income tax                                  5,700           -
  Other current assets                               35,403         54,574
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         2,360,222      1,931,333

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,364,609      5,290,812
  Less accumulated depreciation                   5,023,257      4,823,727
                                                -----------     ----------
                                                    341,352        467,085

OTHER ASSETS
  Deferred tax asset                                370,000        699,906
  Goodwill                                        1,170,819      1,170,819
  Covenant not to compete - net of accumulated
   amortization of $3,955 and $2,083 in 2002
   and 2001, respectively                             6,045          7,917
  Other assets                                        8,800          9,300
                                                 ----------     ----------
                                                  1,555,664      1,887,942
                                                 ----------     ----------
                                                 $4,257,238     $4,286,360
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                          $154,393       $113,242
  Accrued interest majority stockholder-current     216,000        150,000
  Accounts payable - trade                          243,578        205,936
  Accrued expenses                                  197,235        233,316
  Deferred service revenue, net of expense            2,890          2,999
  Income taxes payable                                 -            53,000
  Accrued dividends payable                       2,005,659      1,688,976
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    2,819,755      2,447,469

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                             1,220,959      1,643,892

NOTES PAYABLE, net of current portion                80,169        196,690

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $5,418,792 and
  $5,207,670 at September 30, 2002 and
  December 31, 2001, respectively)                3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,795,052 and 24,771,583
  shares issued and outstanding at September
  30, 2002 and December 31, 2001, respectively      247,951        247,716
  Additional paid-in capital                      1,586,575      1,585,310
  Accumulated deficit                            (5,757,865)    (5,894,411)
                                                 -----------    -----------
                                                 (3,923,339)    (4,061,385)
                                                 -----------    -----------
                                                 $4,257,238     $4,286,360
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                                     2002            2001
                                                     ----            ----
REVENUES
  ANI services                                 $ 1,295,040     $ 1,347,742
  Hardware sales and service                       480,590         544,916
                                               -----------     -----------
TOTAL REVENUES                                   1,775,630       1,892,658

COST OF REVENUES
  ANI services                                     409,695         538,706
  Hardware sales and service                       392,232         423,822
                                              ------------     -----------
TOTAL COST OF REVENUES                             801,927         962,528
                                              ------------     -----------
GROSS MARGIN                                       973,703         930,130

OPERATING EXPENSES
  Selling and marketing                            233,240         207,318
  General and administrative                       196,346         205,318
  Depreciation & amortization                       63,076         100,609
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           492,662         513,245
                                               -----------     -----------
OPERATING INCOME                                   481,041         416,885

OTHER INCOME (EXPENSE)
  Interest income                                    1,232           5,050
  Interest expense                                 (24,511)        (48,412)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (23,279)        (43,362)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         457,762         373,523

INCOME TAX                                        (190,594)       (193,359)
                                                ------------     ----------

NET INCOME                                         267,168         180,164

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                           $  161,607     $    74,603
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.01            $.00
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,785,824      24,771,583
                                                 ==========      ==========
   DILUTED                                       55,901,399      90,296,954
                                                 ==========      ==========


The accompanying unaudited notes are an integral part of these statements

                                  TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                   Nine Months Ended
                                                     September 30,
                                               ----------------------------
                                                     2002            2001
                                                     ----            ----
REVENUES
  ANI services                                 $ 3,620,067     $ 3,990,423
  Hardware sales and service                     1,665,499         983,070
                                               -----------     -----------
TOTAL REVENUES                                   5,285,566       4,973,493

COST OF REVENUES
  ANI services                                   1,417,866       1,499,724
  Hardware sales and service                     1,373,443         772,631
                                              ------------     -----------
TOTAL COST OF REVENUES                           2,791,309       2,272,355
                                              ------------     -----------
GROSS MARGIN                                     2,494,257       2,701,138

OPERATING EXPENSES
  Selling and marketing                            807,954         563,422
  General and administrative                       656,405         662,243
  Depreciation & amortization                      201,403         285,362
                                               -----------     -----------
TOTAL OPERATING EXPENSES                         1,665,762       1,511,027
                                               -----------     -----------
OPERATING INCOME                                   828,495       1,190,111

OTHER INCOME (EXPENSE)
  Interest income                                    4,915          22,375
  Interest expense                                 (79,278)       (169,849)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (74,363)       (147,474)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         754,132       1,042,637

INCOME TAX                                        (300,906)       (426,308)
                                                ------------     ----------

NET INCOME                                         453,226         616,329

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (316,683)       (316,683)
                                                -----------    ------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                           $  136,543     $   299,646
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.01            $.01
                                                ============    ===========
  DILUTED                                             $.00            $.01
                                                ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,778,712      24,738,249
                                                 ==========      ==========
   DILUTED                                       55,894,287      90,263,620
                                                 ==========      ==========


The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Nine Months Ended
                                                         September 30,
                                                    ---------------------
                                                     2002            2001
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   453,226       $616,329
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation & amortization                     201,403        285,362
    Deferred taxes                                  269,906        373,308
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                    (335,877)      (178,632)
    Inventory                                       (18,649)       (93,737)
    Other current assets                             19,171        (10,124)
    Prepaid income taxes                             (5,700)           -
    Other assets                                        500            -
   Increase (decrease) in -
    Accrued interest - majority stockholder        (356,931)       (88,088)
    Accounts payable - trade                         37,642        138,973
    Accrued expenses                                (36,081)       160,649
    Deferred service revenue, net of expense           (109)           -
    Income taxes payable                            (53,000)        53,000
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES       175,501      1,257,040
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (73,797)      (129,710)
  Other assets (deposit on Source purchase)           -            100,000
  Acquisition of assets of Source                     -         (1,000,000)
                                                 -----------    -----------
   NET CASH (USED) BY INVESTING ACTIVITIES          (73,797)    (1,029,710)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable-majority stockholder     -           650,000
  Debt reduction:
     Notes payable - other                          (75,370)        (2,031)
     Notes payable - majority stockholder             -           (556,369)
  Issuance of common stock                            1,500          3,500
                                                 -----------     ----------
   NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                            (73,870)        95,100
                                                 -----------     ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                   27,834        322,430

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               544,455        709,740
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  572,289     $1,032,170
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of September 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The 2001 results do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the net income and basic and diluted net income per common share would have changed to the adjusted amounts indicated below:


                                  Nine months ended September 30, 2001
                                  ------------------------------------
                                            Net Income     Net Income
                                             Per Basic     Per Diluted
                                   Net        Common         Common
                                 Income       Share           Share
                               ---------    ----------    -----------

As reported                    $ 616,329        $  .01        $  .00
Goodwill amortization             46,135           -              -
Income tax effect                (18,454)          -              -
                               ---------    ----------    ----------

Adjusted                       $ 644,010        $  .01        $  .00
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

                                             Nine
                                         Months Ended
                                        September 30, 2001
                                        ------------------
Revenues                                   $ 5,281,400
Net income                                     620,178
Diluted EPS                                       $.01


4.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2002            2001
                                           ----            ----
             Income taxes               $ 89,700        $  -
             Interest                   $443,320        $257,937

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $316,683 for each of the nine month periods ended September 30, 2002 and 2001.

In March 2001, the Company issued a promissory note, in the amount of $300,000, payable to Dacon Corporation d/b/a Source Communications Group in connection with the purchase of the assets of Source.

In March 2001, the Company purchased a van in the amount of $21,402. The Company paid cash of $8,402 and financed the balance of $13,000.

5.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Therefore, convertible prefered stock has been excuded from the computation for the nine months ended September 30, 2002 because it has an antidilutive effect.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 2002 and 2001. Incremental shares of 31,115,575 and 65,525,371 for the nine months ended September 30, 2002 and 2001, respectively, were used in the calculation of the diluted earnings per common share.


                                      Net Income
                                       Available      Average
                                      to Common       Shares       Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2002                                  $  136,543     24,778,712    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Vested unexercised stock options          -         1,200,415
                                      -----------    ----------    -------
Diluted                               $  136,543     55,894,287    $ .00
                                      ===========    ==========    =======

2001                                  $  299,646     24,738,249    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            316,683     34,015,761
  Convertible accrued interest              -           955,701
  Vested unexercised stock options          -           638,749
                                      -----------    ----------    -------
Diluted                               $  616,329     90,263,620    $ .01
                                      ===========    ==========    =======

6.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 2002, accrued dividends on outstanding preferred stock amounted to $2,005,659.

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

The provisions for income tax (expense) consist of the following components:

                                                  2002              2001
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                           (31,000)          (53,000)
                                              -----------        ----------
                                                 (31,000)          (53,000)
Deferred
 Federal                                        (269,906)         (373,308)
 State                                               -                -
                                               ----------        ----------
                                                (269,906)         (373,308)
                                               ----------        ----------
                                               $(300,906)        $(426,308)
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately $580,000 on a tax-reporting basis as of September 30, 2002. The carryforward will begin to expire in 2007, if not utilized.

8.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable and Accrued Interest - Majority Stockholder
--------------------------------------------------------
On March 25, 2002, the Company obtained from the majority stockholder an extension to January 1, 2004, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The
Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $25,000, when, in the opinion of management, the Company has such cash available that is not needed to fund operations. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $25,000 when it has excess cash that is not needed to fund operations. The Company made total payments of $400,000 during the nine months ended September 30, 2002. The Company has classified $216,000 of accrued interest as a current liability. As of September 30, 2002, the Company had an outstanding non-interest bearing note due to the majority stockholder in the principal amount of $541,000 and accrued interest on former outstanding notes in the aggregate amount of $1,436,959 that bears interest at a rate of prime plus one percent (1%).

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of September 30, 2002 the principal amount of the note was $227,816.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5.0% per annum. As of September 30, 2002, the principal amount due on the loan was $6,746.

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

The Company provides ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. As of September 30, 2002, outstanding accounts receivable from Adelphia of $328,557 are due to the Company. Adelphia has informed the Company that its outstanding balances are considered high priority status since the Company provides a service to their customers. A majority of the post-bankruptcy invoices billed to Adelphia have been paid in a timely manner. However, $155,841 of the outstanding balance was incurred before the bankruptcy filing date of June 25, 2002, and therefore, will need to be approved by the bankruptcy court for payment. It is not known when the Company will receive payment for these billings or if the billings will be paid in their entirety. Management has been unable to determine if the Company will incur a loss as a result of the bankruptcy filing or what the range of loss could potentially be.

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

Nine months ended September 30, 2002       ANI        Source        Total
---------------------------------      ----------   ---------    ----------
Revenues                               $3,620,067  $1,665,499    $5,285,566
Operating income (loss)                 1,209,937    (381,442)      828,495
Interest expense                           78,900         378        79,278
Income (loss) before income taxes       1,134,272    (380,140)      754,132
Capital expenditures                       25,846      47,951        73,797


Nine months ended September 30, 2001       ANI        Source        Total
---------------------------------      ----------   ---------    ----------
Revenues                               $3,990,423    $983,070    $4,973,493
Operating income                        1,322,453    (132,342)    1,190,111
Interest expense                          169,543         306       169,849
Income before income taxes              1,175,214    (132,577)    1,042,637
Capital expenditures                      116,208   1,326,502     1,442,710

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

     The ANI segment had income before income taxes of $568,116 and $1,134,272 for the three and nine months ended September 30, 2002, respectively,compared to $420,160 and $1,175,214 for the three and nine months ended September 30, 2001, respectively. ANI Service revenue decreased $52,702 and $370,356 for the three and nine months ended September 30, 2002. This decrease is primarily a result of a decrease in pay-per-view buy revenue of $132,811 and $413,743, due to a reduction in the average monthly buy rate from 7.1% to 4.7% for the three months ended September 30, 2001 and 2002, respectively, and from 7.7% to 5.1% for the nine months ended September 30, 2001 and 2002, respectively. PPV+ revenue decreased $91,977 and $169,895 for the three and nine months ended September 30, 2002, respectively, also as a result of the buy rate decrease. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed
Internet access. The above decreases were somewhat offset by an increase in feature revenue of $140,672 and $210,607 for the three and nine months ended September 30, 2002, respectively, primarily as a result of a feature price increase that went into effect on May 1, 2002. The ANI Service cost of revenues decreased $129,011 and $81,858 for the three and nine months ended September 30, 2002, respectively, over the three and nine months ended September 30, 2001. This is partially due to a decrease in data link expense of $60,017 and $97,122 for the three and nine months ended September 30, 2002 as a result of customers consolidating their data links and also as a result a reduction in data link fees under the new MCIWorldcom contract that went into effect on June 1, 2002. Trunk expense decreased $59,076 for the three months ended September 30, 2002, as a result of reduced trunk expense rates under the new MCIWorldcom contract.

     The Source segment had a loss before income taxes of $110,345 and $380,140 for the three and nine months ended September 30, 2002, respectively. Hardware sales and service revenue for the Source segment was $480,590 and $1,665,499 for the three and nine months ended September 30, 2002, respectively, with corresponding hardware sales and service costs of $392,232 and $1,373,443 for the three and nine months ended September 30, 2002, respectively, representing a gross profit percentage of 18% for both the three and nine months ended September 30, 2002, respectively. Source was acquired on March 9, 2001, therefore, the comparative revenue and expenses for 2001 reflect the period from March 9, 2001 through September 30, 2001. The total sales and service revenue is comprised of 86% hardware sales, 9% service installation and repair revenue, 4% co-location and internet access revenue, and 1% service contract revenue. The corresponding direct expenses have relatively the same percent distributions. The majority of the revenue for the three and nine months ended September 30, 2002 was from hardware sales of $413,259 and $1,428,075, respectively. Cost of goods sold for the hardware was $340,910 and $1,187,706 for the three and nine months ended September 30, 2002, respectively, yielding a gross profit margin of 17% for each period. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at September 30, 2002, represents a blend of the two types of sales with the larger number of sales being commodity.
TelVue believes the Source losses before income taxes for the three and nine months ended September 30, 2002, can be partially attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. As of September 30, 2002, Source had four full-time sales representatives and one independent sales representative actively selling its products. However, in addition to the effect of the recession, during the nine months ended September 30, 2002, Source had to replace four of its existing sales representatives with new hires and has experienced the associated training and learning curve that comes with new employees.

    Service and installation revenue was $51,126 and $157,840 for the three and nine months ended September 30, 2002, respectively, which yielded a gross profit margin of 22% and 26% for the three and nine months ended September 30, 2002, respectively. This represents revenue related to service and installation of the hardware sold to customers. The ANI Service technical staff was used to perform the majority of the service and installation and the cost of their direct payroll has been included in the hardware sales and service costs.

     Selling and marketing expenses increased $25,922 and $244,532 for the three and nine months ended September 30, 2002, respectively. These increases are primarily a result of selling and marketing expenses related to the Source segment. The total selling and marketing expenses for Source were $131,996 and $456,063 for the three and nine months ended September 30, 2002, respectively, compared to $80,111 and $151,997 for the three months ended September 30, 2001 and the period March 9, 2001 through September 30, 2001, respectively. There was an increase in Source selling and marketing payroll of $33,825 and $141,788 as a result of additional sales personnel. Source commission expense increased $18,464 for the nine months ended September 30, 2002 over 2001. Source advertising expense increased $54,665 for the nine months ended September 30, 2002 as a result of advertising in local business journals and on the radio. General and administrative expenses decreased $8,972 and $5,838 for the three and nine months ended September 30, 2002, respectively. The decreases are a result of a decrease in legal expense of $43,864 and a decrease in accounting expense of $8,234 as a result of 2001 expenses related to the Source acquisition. No such expenses were incurred in 2002. These decreases were partially offset by increases in payroll and payroll taxes and benefits as well as nominal increases in various other expense categories.

     TelVue had net income before taxes of $457,762 and $754,132 for the three and nine months ended September 30, 2002, respectively, compared to $373,523 and $1,042,637 for the three and nine months ended September 30, 2001, respectively. TelVue recorded income tax expense of $300,906 and $426,308 for the nine months ended September 30, 2002 and 2001, respectively. Included in the income tax expense for the nine months ended September 30, 2002 were deferred income taxes of $269,906. TelVue's federal net operating loss carryforward was approximately $580,000 on a tax-reporting basis as of September 30, 2002 (see Note 7 to TelVue's financial statements).

     During the nine months ended September 30, 2002, TelVue purchased $73,797 of equipment compared to $192,710 purchased during the nine months ended September 30, 2001. The 2001 equipment purchases were larger than 2002 because a van in the amount of $21,402 was purchased to be used by the Source segment for service and installation jobs and $50,000 of equipment was acquired with the purchase of Source. Depreciation and amortization expense decreased $83,959 for the nine months ended September 30, 2002. Depreciation and amortization accounted for 12% of total operating expenses for the nine months ended September 30, 2002, compared to 19% for the nine months ended September 30, 2001.

     As of September 30, 2002, TelVue was serving approximately 21.5 million full-time cable subscribers and 1.3 million part-time cable subscribers, compared to approximately 19.6 million full-time cable subscribers and 1.6 million part-time cable subscribers served as of September 30, 2001. The part-time subscribers did not significantly contribute to the revenue or service expenses for the nine months ended September 30, 2002 and 2001. During the nine months ended September 30, 2002 TelVue added approximately
3.0 million subscribers to its ANI Service and had approximately 1.9 million subscribers cancel the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below).

     There was a decrease in total liabilities of $167,168 for the nine months ended September 30, 2002. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accrued interest majority stockholder of $356,933 as a result of accrued interest payments. Total assets decreased $29,122 for the nine months ended September 30, 2002, which is a net result of increases and decreases in various asset accounts. Accounts receivable increased $335,877. TelVue's days for sales in average accounts receivable was 61 days at September 30, 2002, compared to 48 days at September 30, 2001. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. The increase of 13 days over 2001 is partially due to past due outstanding accounts receivable of $155,841 from Adelphia Communications ("Adelphia") who filed for Chapter 11 bankruptcy on June 25, 2002. As of September 30, 2002, the total outstanding accounts receivable due from Adelphia is $328,557. Adelphia has informed the Company that its outstanding balances are considered high priority status since the Company provides a service to their customers. The post-bankruptcy invoices billed to Adelphia have been paid in a timely manner. However, $155,841 of the outstanding balance was incurred before the bankruptcy filing date of June 25, 2002, and therefore, will need to be approved by the bankruptcy court for payment. It is not known when the Company will receive payment for these billings or if the billings will be paid in their entirety. Management has been unable to determine if the Company will incur a loss as a result of the bankruptcy filing or what the range of loss could potentially be.

     TelVue had positive cash flow from operating activities of $175,501 for the nine months ended September 30, 2002, compared to positive cash flow of $1,257,040 for the nine months ended September 30, 2001. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $924,535 for the nine months ended September 30, 2002, compared to positive cash flow from operating activities of $1,274,999 for the nine months ended September 30, 2001. The decrease in cash flow is partially a result of the decrease in pay-per-view buy revenue
(see above) and as a result of the Source segment operating loss of $381,442 (see above and Note 10 to TelVue's financial statements).
In addition, TelVue made payments to its majority stockholder of $400,000 during the nine months ended September 30, 2002, of which $364,042 was applied against accrued interest and the balance was applied against current month interest.

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On
March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004
(see below). This loan was repaid in its entirety in 2001. TelVue made total payments to Mr. Lenfest of $400,000 during the nine months ended September 30, 2002. The aggregate outstanding loan balance due to Mr. Lenfest as of September 30, 2002, is $541,000 in loan principal for the non-interest bearing Science note and $1,436,959 in accrued interest which bears interest at the floating prime interest rate plus 1%
(see Note 8 to TelVue's financial statements).

     TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. On March 25, 2002, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2004. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applied the balance from the monthly payment to either principal or accrued interest. TelVue has decided to voluntarily make, and Mr. Lenfest has agreed to accept, monthly payments of $25,000. TelVue may make monthly payments in excess of $25,000 when, in the opinion of management, TelVue has excess cash that is not needed to fund operations. The monthly payment amount may vary depending on the availability of cash. TelVue intends to continue to invest cash in the Source segment during the remainder of 2002 in an effort to grow the business.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a
Source Communications Group ("Source") for $1.3 million (see Note 3 and
Note 8 to TelVue's financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note"). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the nine months ended September 30, 2002, TelVue made total payments of $85,015 on the Source Note. The aggregate outstanding loan balance due on the Source Note at September 30, 2002 is $227,816. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level, (ii) the growth in net income of the Source segment, (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loan and accrued interest to TelVue. Management believes that its present marketing strategies will further increase the ANI segment customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. During the nine months ended September 30, 2002, TelVue added 3.0 million subscribers to its service and had 1.9 million subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 7.1% to 4.7% for the three months ended September 30, 2001 and 2002, respectively and from 7.7% to 5.1% for the nine months ended September 30, 2001 and 2002, respectively. The decrease in buy rates is partially a result of the movement of cable operators to impulse ordering on digital cable systems. Some cable operators have begun deploying digital services to their customers. These digital services will allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where the cable operators have activated two-way cable plant
(i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. The long-term effect of the deployment of digital two-way service on TelVue is not clear. The deployment of digital cable and the activation of two-way service require a significant capital commitment from the cable operator. In addition, TelVue has found that some cable operators with digital service have chosen to use TelVue's single number ordering technology for pay-per-view ordering.
TelVue believes that TelVue's patent for Internet pay-per-view technology for pay-per-view order processing may be used by cable operators as an additional method for the operator's customers to order pay-per-view movies and events. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    TelVue is actively trying to grow the Source segment business through offering new product lines and services. Prior to TelVue acquiring
Source on March 9, 2001, Source subcontracted all labor for installation and repair service of the products it sold. TelVue has trained and is utilizing its existed ANI technical staff to perform these installation and service repairs. Generally the installation sales provide higher gross profit margins than the hardware sales, and therefore the Source segment is focusing on growing this line of business in an attempt to provide a greater increase in net income. Source also offers service contracts on the equipment it sells. Source has also expanded its business lines by reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent.
Source has been marketing its products and services and trying to create customer awareness by advertising in local business journals and on the radio and by exhibiting its service and installation products along with various suppliers products at regional technical, education and business exhibitions in the Southeast Pennsylvania and New Jersey areas. Although Source has experienced growth in sales from $983,070 for the period March 9, 2001 through September 30, 2001 to $1,665,499 for the nine months ended September 30, 2002, there can be no assurance that sales will continue to grow or remain at their current level or that sales will grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be.

ITEM 3.  Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), after evaluating the effectiveness of TelVue's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within the company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in TelVue's internal controls or in other factors that could significantly affect TelVue's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2002 Financial Statements included herein).

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


                                            TELVUE CORPORATION



Dated:   11/12/02                    By: /s/Frank J. Carcione
                                        ---------------------
                                        Frank J. Carcione
                                        President(Chief Executive Officer)



Dated:   11/12/02                    By: /s/Irene A. DeZwaan
                                        ---------------------
                                       Irene A. DeZwaan
                                       Treasurer (Controller)

                              CERTIFICATION

I, Frank J. Carcione, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of TelVue Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant change in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  11/12/02
				       /s/Frank J. Carcione
                                       -----------------------------------
                                       Frank J. Carcione
 			               President (Chief Executive Officer)


                                CERTIFICATION

I, Irene A. DeZwaan, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of TelVue Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant change in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  11/12/02
				   /s/Irene A. Dezwaan
                                   -----------------------------------
                                   Irene A. DeZwaan
                                   Treasurer (Controller)



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


EXHIBIT 99.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank J. Carcione, President (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company



Date: 11/12/02                        /s/Frank J. Carcione
                                      ----------------------------------
                                      Frank  J. Carcione
                                      President (Chief Executive Officer)

EXHIBIT 99.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene A. DeZwaan, Treasurer (Controller) of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: 11/12/02                        /s/Irene A. DeZwaan
                                      ---------------------------
                                      Irene A. DeZwaan
                                      Treasurer (Controller)