Form 10KSB
period 2002-12-31
TELVUE CORP
filed 2003-03-28
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

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

The Issuer's revenue for the fiscal year ended December 31, 2002 was $7,150,395.

The Aggregate Market Value of voting and non-voting common equity held by non-affiliates of the Issuer as of February 28, 2003, based on a per share average bid and asked price of $.035 was $340,782.

Number of shares of Issuer's common stock outstanding as of February 28, 2003: 24,817,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                   ------   ------

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

      The ANI Service segment is principally a service oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment used is owned and installed by TelVue. The equipment is located at TelVue's home office in Mt. Laurel, New Jersey.
The equipment provides enhanced service features, such as, "Custom
Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes that these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). During 2002, no additional equipment purchases were required to provide ANI Service and all necessary softwaremodifications were purchased from Telco Solutions. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

     As of December 31, 2002, TelVue had contracts to provide service to 688 cable television systems, serving approximately 22.0 million full-time subscribers and approximately 1.2 million part-time subscribers. Part-time subscribers are subscribers who only use TelVue's ANI service for major special events, such as boxing, wrestling and concerts. TelVue markets and provides service to cable television systems on a part-time basis so that cable television systems which use alternate pay-per-view ordering services become familiar and comfortable enough with TelVue's ANI service to use the ANI service on a full-time basis.

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

     The Source segment sells computer related equipment, network systems, software, and data communications equipment. Source does not engage in the manufacture of the equipment it sells. In addition to the equipment sale, Source offers installation of equipment, service contracts, and service repair to equipment not under service contract. All payment terms for customers are net 30 days. The ANI Service technical staff is being trained for various products and technologies, and are being utilized to perform the service and installation. Prior to the acquisition, Source sold only hardware and subcontracted any labor needed for installation or service. In addition to the revenue streams noted above, Source resells bandwidth to customers for internet access, for which it charges a monthly access fee, and sells through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent.

     For information regarding TelVue's revenue, operations and assets, please refer to TelVue's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation.

LICENSES

     TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001, related to this system.

     TelVue has previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2002. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

     TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) communication subsystems ("HPs") that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue had purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2002.

     TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge, nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

     Sales of TelVue's ANI Services to date have been made to operating cable television companies with a broad geographical distribution and to a satellite distribution company. Relations with all customers are good. TelVue's ANI Service is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services include the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. TelVue believes its services resolve these pay-per-view ordering problems. As of December
31, 2002, there are three Multi System Operators ("MSOs") that individually comprise greater than 10% of TelVue's ANI Service revenue. These percentages may vary as contracts with additional cable companies are concluded and as cable operators continue to consolidate their systems with other cable operators.

     The Source segment continues to market its products and services using a variety of methods including exhibiting at local Chamber of Commerce shows, education and school board shows, technology shows, sponsoring breakfasts for regional technology groups, telemarketing, direct mail, internet methods and high-traffic roadway billboards.

COMPETITION

     TelVue uses telephone company grade, feature-laden equipment for its automated pay-per-view order processing service. TelVue has a reputation for offering customer friendly features and excellent customer service. In addition, TelVue offers 24-hour customer service and reliability with near zero down time, particularly under heavy load during major special events. Although there has been competition from TelVue's primary competitor, TelVue has attracted significant numbers of new customers in 2002. TelVue's customer service reputation allowed it to increase its full-time customer base by 7% to approximately 22.0 million full-time addressable homes in 2002, which makes it the largest service provider of ANI pay-per-view ordering service to the cable industry. TelVue will continue to service its customer base in a manner which will allow it to maintain its preeminent position as the leading ANI pay-per-view service provider.

     Source operates in an extremely competitive marketplace in which it needs to differentiate itself by providing added value to the products and services it sells. Source's competitors include hardware suppliers, software consulting groups who also sell hardware, mail order suppliers and telephone carriers engaged in selling hardware and installation. A number of the suppliers that Source represents provide unique and sophisticated solutions that require a degree of customer service that is not attainable otherwise. Source needs to continuously introduce new products and technology to its customer base in order to remain competitive. Source is focusing on higher price points, higher margin, emerging market products and services such as Outdoor Wireless, Network Security, and Voice IP over the LAN. These products require a higher degree of technical knowledge and configurations to install and maintain, limiting the peers capable of supplying and supporting this product.

EMPLOYEES

     At December 31, 2002, TelVue had twenty-four full-time employees and one part-time employee. Eight of the employees spend 100% of their time working for the Source segment, the remaining seventeen employees are ANI Service employees whose time is allocated to the Source segment as work is performed. Additional personnel may be added as the Source business segment develops and as circumstances require.

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

     The Source division experiences backlog for orders placed by customers when the goods have not yet been shipped and invoiced. As of December 31, 2002, there existed $129,655 of backlog.

RESEARCH AND DEVELOPMENT

    TelVue is principally a sales and marketing company. Therefore, TelVue does not anticipate that it will perform any significant or material research and development in the future.

ITEM 2.     PROPERTIES

     TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2004. The office space is used to house the equipment used to provide the ANI Service as well as TelVue's ANI Service and the Source segment's executive, sales, secretarial and technical support personnel.

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

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 2002                          HIGH                    LOW

        First                               $.08                   $.04

        Second                              $.06                   $.04

        Third                               $.041                  $.025

        Fourth                              $.035                  $.025


      QUARTER 2001

        First                               $.18                   $.07

        Second                              $.14                   $.06

        Third                               $.06                   $.04

        Fourth                              $.05                   $.045

      As of February 28, 2003, there were 331 holders of record of the Common Stock of TelVue.

      TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its Common Stock in the foreseeable future. Holders of the Common Stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

     Shares of Common Stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of February 28, 2003, 18,271,775 shares of TelVue's Common Stock were entitled to 10 votes per share. The remaining 6,545,499 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock, which are entitled to ten votes per share.

                            EQUITY COMPENSATION PLAN INFORMATION

                      NUMBER OF
                  SECURITIES TO BE    WEIGHTED-AVERAGE       NUMBER OF
                     ISSUED UPON     EXERCISE PRICE OF      SECURITIES
                     EXCERISE OF        OUTSTANDING          REMAINING
                      OUTSTANDING     OPTIONS, WARRANTS     AVAILABLE FOR
                  OPTIONS, WARRANTS      AND RIGHTS        FUTURE ISSUANCE
PLAN CATEGORY       AND RIGHTS       COMPENSATION PLANS      UNDER EQUITY
-------------     -----------------  ------------------    ---------------
   Equity
compensation plans
  approved by
security holders        1,200,417              $.072            8,799,583

  Equity
compensation plans
  not approved by
security holders             (a)                (a)                  (a)

                       ---------               -----            ---------
Total                  1,200,417               $.072            8,799,583
                       =========               =====            =========

(a) In December 1997, the Company adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of per share fair market value of the common stock as of the board of directors meeting date or $.05 per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The ANI segment had operating income of $1,592,085 and $1,632,745 for the years ended December 31, 2002 and 2001, respectively. ANI Service revenue decreased $367,353 for the year ended December 31, 2002. This decrease is primarily a result of a decrease in pay-per-view buy revenue of $519,084, due to a reduction in the average monthly buy rate from 7.3% to 4.9% for the years ended December 31, 2001 and 2002, respectively. PPV+ revenue decreased $225,501 for the year ended December 31, 2002, also as a result of the buy rate decrease. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The above decreases were somewhat offset by an increase in feature revenue of $365,721 for the year ended December 31, 2002, primarily as a result of a feature price increase that TelVue implemented for the majority of its customers on May 1, 2002. The ANI service cost of revenues decreased $211,702 for the year ended December 31, 2002. This is partially due to a decrease in data link expense of $123,915, as a result of customers consolidating their data links and also as a result of a reduction in data link fees under TelVue's new MCIWorldcom contract that went into effect on June 1, 2002. In addition, trunk expense decreased
$66,794 for the year ended December 31, 2002 as a result of reduced trunk expense rates under the new MCIWorldcom contract.

     The Source segment had an operating loss of $941,892 for the year ended December 31, 2002 compared to $222,200 for the period March 9, 2001 through December 31, 2001. Source was acquired on March 9, 2001, therefore, the comparative revenue and expenses for 2001 reflect the period from March 9, 2001 through December 31, 2001 ("the period ended December 31, 2001"). An impairment charge related to the Source segment goodwill in the amount of $370,819 was a large contributor to the Source operating loss in 2002. Effective January 1, 2002, TelVue adopted SFAS
No. 142, "Goodwill and Other Intangible Assets" under which goodwill is no longer amortized but instead is assessed for impairment at least annually. TelVue performed its annual fair value assessment and determined that an impairment charge of $370,819 was necessary to reduce the carrying value of goodwill to its implied fair value. Hardware sales and service revenue for the Source segment was $2,313,566 for year ended December 31, 2002, with corresponding hardware sales and service costs of $1,962,268, yielding an overall gross profit margin of 15% and 21% for the year and period ended December 31, 2002 and 2001, respectively. The total sales and service revenue is comprised of 87% hardware sales, 9% service installation and repair revenue, 3% co-location and internet access revenue, and 1% service contract revenue. The corresponding direct expenses have relatively the same percent distributions.

     The majority of the Source segment revenue for the year ended December 31, 2002, was from hardware sales of $2,000,386 compared to hardware sales of $1,315,205 for the period ended December 31, 2001. Cost of goods sold for the hardware was $1,691,332 and $1,048,180 for the year and period ended December 31, 2002 and 2001, respectively, yielding a gross profit margin of 15% and 20% for the year and period ended December 31, 2002 and 2001, respectively. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at December 31, 2002 and 2001, represents a blend of the two types of sales with the larger number of sales being commodity. In addition to the goodwill impairment charge noted above, TelVue believes the Source operating loss for the year ended December 31, 2002, can also be attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. As of December
31, 2002, Source had five full-time sales representatives and one independent sales representative actively selling its products. In addition to the effect of the recession, during the year ended December
31, 2002, Source had to replace four of its existing sales representatives with new hires and has experienced the associated training and learning curve that comes with new employees.

    Service and installation revenue for hardware sold to Source segment customers was $250,068 and $36,581 for the year and period ended December 31, 2002 and 2001, respectively. This yielded a gross profit margin of 23% and 39% for the year and period ended December 31, 2002 and 2001, respectively. The ANI Service technical staff was used to perform the majority of the service and installation and the cost of their direct payroll has been included in the hardware sales and service costs.

     Selling and marketing expenses increased $297,649 for the year ended December 31, 2002. These increases are primarily a result of selling and marketing expenses related to the Source segment. The total selling and marketing expenses for Source were $622,574 for the year ended December 31, 2002, compared to $243,651 for the period ended December 31, 2001. There was an increase in Source selling and marketing payroll of $173,051 as a result of additional sales personnel. Source commission expense increased $37,939 due to increased sales. Advertising expense increased $64,210 as a result of advertising in local business journals and on the radio, as well billboard advertising in high-traffic areas. General and administrative expenses increased $107,507 for the year ended December
31, 2002. The increase is primarily a result of bad debt expense of $86,302 compared to zero for the year ended December 31, 2001. On
June 25, 2002, Adelphia Communications ("Adelphia") filed for Chapter 11 bankruptcy. Outstanding balances due to TelVue from Adelphia at the time of the bankruptcy filing were $157,210. TelVue has recorded a 50% bad debt reserve estimate in the amount of $78,605 for the pre-bankruptcy outstanding Adelphia invoices. Since the bankruptcy filing Adelphia has paid all current invoices in a timely manner.

     TelVue had net income before taxes of $555,549 for the year ended December 31, 2002, compared to $1,230,014 for the year ended December 31, 2001. TelVue recorded income tax expense of $203,930 for the year ended December 31, 2002 and $499,414 for the year ended December 31, 2001. Included in the income tax expense for the year ended December 31, 2002 were deferred income taxes of $172,330. TelVue's federal net operating loss carry forward was approximately $566,000 on a tax-reporting basis as of December 31, 2002 (see Note 11 to TelVue's financial statements).

     During the year ended December 31, 2002, TelVue purchased $96,816 of equipment compared to $153,370 purchased during the year ended December 31, 2001. The 2001 equipment purchases were larger than 2002 because a van in the amount of $21,402 was purchased to be used by the Source segment for service and installation jobs and $50,000 of equipment was acquired with the purchase of Source. Depreciation and amortization expense decreased $124,192 for the year ended December 31, 2002. The decrease in depreciation and amortization is partially attributable to assets being fully depreciated and also as a result of goodwill ceasing to be amortized effective January 1, 2002, in conformity with SFAS No. 142 (see above and Note 5 to TelVue's financial statement). Depreciation and amortization accounted for 10% of total operating expenses for the year ended December 31, 2002, compared to 19% for the 2001 period.

     As of December 31, 2002, TelVue was serving approximately 22.0 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 20.4 million full-time and 1.6 million part-time cable subscribers served as of December 31, 2001. The part-time subscribers did not significantly contribute to the revenue or service expenses for the year ended December 31, 2002 and 2001. During the year ended December 31, 2002 TelVue added approximately 3.2 million subscribers to its ANI Service and had approximately 1.9 million subscribers cancel the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service
(see below).

     There was a decrease in total liabilities of $249,844 for the year ended December 31, 2002. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accrued interest majority stockholder of $587,664 as a result of accrued interest payments. Total assets decreased $317,969 for the year ended December 31, 2002, which is primarily a result of a goodwill impairment charge in the amount of $370,819 (see above and Note 5 to TelVue's financial statements). TelVue's days for sales in average accounts receivable was 57 days at December 31, 2002, compared to 55 days at December 31, 2001. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. During the fourth quarter of 2002 TelVue established a bad debt reserve of $86,302. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002 (see above). It is not known when TelVue will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectable portion.

     TelVue had positive cash flow from operating activities of $315,527 and $887,653 for the year ended December 31, 2002 and 2001, respectively. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $1,154,086 for the year ended December 31, 2002, compared to positive cash flow from operating activities of $1,560,524 for the year ended December 31, 2001. The decrease in cash flow is partially a result of the decrease in pay-per-view buy revenue (see above) and as a result of the Source segment operating loss (see above and Note 14 to TelVue's financial statements).

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr.
Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). This loan was repaid in its entirety in 2001. During the year ended December 31, 2002, TelVue made total payments to Mr. Lenfest of $675,000. The aggregate outstanding loan balance due to Mr. Lenfest as of December 31, 2002, is $541,000 in loan principal for the non-interest bearing Science note and $1,206,228 in accrued interest which bears interest at the floating prime interest rate plus 1% (see Note 6 to TelVue's financial statements).

     TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. On March 26, 2003, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2005. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applied the balance from the monthly payment to either principal or accrued interest. TelVue has decided to voluntarily make, and Mr.
Lenfest has agreed to accept, monthly payments of $50,000. TelVue may make monthly payments in excess of $50,000 when, in the opinion of management, TelVue has excess cash that is not needed to fund operations. The monthly payment amount may vary depending on the availability of cash. TelVue intends to continue to invest cash in the Source segment during 2003 in an effort to grow the business.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million (see Note 2 and Note 7 to TelVue's financial statements). The assets, which consisted primarily of material contracts with equipment, software and communication service providers,were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note"). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the year ended December 31, 2002, TelVue made total payments of $122,525 on the Source Note. The aggregate outstanding loan balance due on the Source Note at December 31, 2002, is $191,035. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level, (ii) the growth in net income of the Source segment, (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loan and accrued interest to TelVue. Management believes that its present marketing strategies will maintain the ANI segment customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. During the year ended December 31, 2002, TelVue added 3.2 million subscribers to its service and had 1.9 million subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, Dish Network has informed TelVue that it intends to begin ANI order processing internally. Although that would deplete the total number of subscribers TelVue serves, it would not seriously impact monthly revenue. In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level.
As noted above, TelVue experienced a decrease in the average monthly buy rate from 7.3% to 4.9% for the years ended December 31, 2001 and 2002, respectively.

     The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service.
The long-term effect of deployment of digital two-way service on TelVue is not clear. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 490 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    TelVue is actively trying to grow the Source segment business by offering new product lines and services. Prior to TelVue acquiring Source on March 9, 2001, Source subcontracted all labor for installation and repair service of the products it sold. TelVue has trained and is utilizing its existing ANI technical staff to perform these installation and service repairs. Generally the installation sales provide higher gross profit margins than the hardware sales, and therefore the Source segment is focusing on growing this line of business in an attempt to provide a greater increase in net income. Source also offers service contracts on the equipment it sells.
Source has expanded its business lines by reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent. Source has been marketing its products and services and trying to create customer awareness by advertising in local business journals and on the radio and by exhibiting its service and installation products along with various suppliers products at regional technical, education and business exhibitions in the Southeast Pennsylvania and New Jersey areas as well as using billboard advertising in high-traffic areas. Although Source has experienced growth in sales from $1,421,576 for the period March 9, 2001 through December 31, 2001 to $2,313,566 for the year ended December 31, 2002, there can be no assurance that sales will continue to grow or remain at their current level or that sales will grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be.

ITEM 7.    FINANCIAL STATEMENTS

    The Financial Statements are set forth in this report beginning at page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements of any nature at any time with TelVue's auditors with regard to any aspect of TelVue's financial statements, its financial disclosure or its accounting practices.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

      The following table sets forth certain information as of December 31, 2002 with respect to each of TelVue's directors and officers.

                                          POSITION(S) WITH       DIRECTOR
NAME                          AGE         TELVUE                  SINCE

H.F. (Gerry) Lenfest          72          Chairman of the          1989
                                          Board and Director

Frank J. Carcione             62          President,               1990
                                          Chief Executive
                                          Officer, and Director

Joseph M. Murphy              49          Executive Vice           1997
                                          President of Sales
                                          & Operations, and
                                          Director

H. Chase Lenfest              38          Director                 1999

Joy Tartar                    40          Director                 2001

Neil Heller                   51          Director                 2002

Irene A. DeZwaan              39          Secretary and Treasurer

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

BUSINESS EXPERIENCE

     H. F. Lenfest has been a director of TelVue since 1989. Mr. Lenfest has interests in various privately held companies and has been the CEO of Starnet, LP since January 2000 and the Chairman of The Lenfest Group, LLC since January 2000. From 1974 until January 2000, Mr. Lenfest was the President, CEO and a director of Lenfest Communications, Inc. and each of its subsidiaries. Lenfest Communications, Inc. and its subsidiaries were engaged in operating cable television systems, and providing cable advertising and programming. Mr. Lenfest has been a director of Environmental Tectonics Corporation since March 2003. He is the father of H. Chase Lenfest.

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

     Neil Heller has been the Co-Chairman of Katalyst LLC since the company's inception in September 1999. He is also the Managing General Partner of Katalyst Venture Partners I. Katalyst LLC offers business advisory and merchant banking services to companies in a variety of businesses. Katalyst Venture Partners I operates as a venture fund. H.F. Lenfest owns a minority interest in Katalyst LLC. From 1991 to 1998 Mr. Heller was the CEO of TVSM, Inc, the largest publisher of customized cable magazines in the United States. Mr. Heller held the position of President of TVSM, Inc. from 1980 through 1990.
TVSM, Inc. was sold in 1998 to Newscorp, the owner of TV Guide Magazine.

     Irene A. DeZwaan, CPA, has been the Secretary and Treasurer of TelVue since in July 1993. Prior to this appointment, Ms. DeZwaan had been the Manager of Finance and Administration of TelVue since joining the Company in November 1990.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Based solely on TelVue's review of such forms received by it, or written representation from certain reporting persons that no Forms 5 were required for such persons, TelVue believes that, during the fiscal year ended December 31, 2002, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for a late filing of a Form 3 by Neil Heller.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                            OTHER
NAME AND           ANNUAL COMPENSATION      ANNUAL RESTRICTED
PRINCIPAL                           COMM-   COMPEN-  STOCK     OPTIONS/
POSITION   YEAR    SALARY  BONUS  ISSIONS   SATION   AWARDS    SARs (#)

Frank J.   2002  $171,600    -      -      $4,290(1)     -        -
Carcione   2001   165,000    -      -       4,125(1)     -        -
CEO &      2000   147,420    -      -       3,686(1)     -        -
President

Joseph     2002  $154,470    -     $10,647 $3,862(1)     -        -
Murphy     2001   143,933    -      23,753  3,457(1)     -        -
Executive  2000   105,856  $10,000  18,080  1,950(1)     -        -
Vice Pres.
of Sales &
Operations
Division
President

Jeffrey    2002  $151,154    -      -        $3,429(1)  -         -
Kraengel   2001   116,539    -      -         2,481(1)  -      200,000 (2)
Executive  2000      -       -      -            -      -         -
Vice Pres.
Source
Division (3)

(1) Company funded contributions to TelVue's Simplified Pension Plan (SEP).

(2 Includes 200,000 shares of common stock granted to Jeffrey Kraengel under the 1999 Stock Option Plan at a purchase price of $.045 per share.

(3) On March 7, 2003, Jeffrey Kraengel completed his two year employment term with TelVue and no longer holds the position of Executive Vice President - Source Division. Mr. Kraengel will continue to work as a consultant for TelVue, for a period of one year, at an annual fee of $50,000.

          AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                      AND FY-END OPTION VALUES

                                                                  VALUE OF
                                               NUMBER OF        UNEXERCISED
                       SHARES                 UNEXERCISED      IN-THE-MONEY
NAME                  ACQUIRED                  OPTIONS           OPTIONS
                         ON        VALUE      EXERCISABLE/     EXERCISABLE/
                      EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE

Frank J. Carcione        -           -          225,000              -  (1)
President & CEO                               exercisable

Joseph Murphy            -           -          190,000              -  (1)
Executive Vice President                      exercisable
of Sales & Operations
Division President-
Source Communications

Jeffery Kraengel         -           -          200,000              -  (1)
Executive Vice President                      exercisable
Source Division


(1) Value calculated based upon the average of the bid and ask price on 12/31/02 which is less than the exercise price.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 28, 2003, certain information with respect to each person who was known to TelVue to be a beneficial owner of more than five percent (5%) of TelVue's Common Stock.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F (Gerry) Lenfest               67,931,746 (2)                86.9% (2)
1332 Enterprise Drive
West Chester, PA 19380
Chairman of the Board and Director

(1) As of February 28, 2003, 24,817,274 shares of Common Stock were outstanding.

(2) Includes 23,459,133 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock as of December 31, 2002, which may be converted into shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of February 28, 2003, certain information with respect to the Common Stock beneficially owned by the directors, and named executive officers and all directors and executive officers as a group. The address of all directors and executive officers is c/o TelVue Corporation, 16000 Horizon Way, Suite 500, Mt. Laurel,
NJ 08054.

                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL                PERCENT OF
 BENEFICIAL OWNER                   OWNERSHIP                   CLASS (1)

H.F. (Gerry) Lenfest              67,931,746  (2)                 86.9% (2)
Chairman of the Board
and Director

Frank J. Carcione                    417,500  (3)                  1.7%
Chief Executive Officer,
President and Director

Joseph M. Murphy                     350,000  (4)                  1.4%
Executive Vice President
of Sales and Operations,
Division President-Source
And Director

Jeffrey Kraengel                     200,000  (5)                   .8%
Executive Vice President
Source Division

Joy Tartar                            26,417                        .1%
Director

Neil Heller
Director                              19,274                        .1%

All Directors and Executive       69,169,937(2)(3)(4)(5)(6)       87.7%
Officers as a Group
(7 Persons)

(1) As of February 28, 2003, 24,817,274 shares of Common Stock were outstanding.

(2) Includes 23,459,133 shares of Common Stock issuable upon conversion of Preferred stock owned by Mr. Lenfest. Includes warrants to acquire up to 29,915,160 additional shares of Common Stock. Does not include undeclared and unpaid dividends on the Preferred Stock for the period ended December 31, 2002, which may be converted into shares of Common Stock.

(3) Includes 225,000 shares issuable to Frank J. Carcione upon exercise of vested stock options held by Mr. Carcione.

(4) Includes 190,000 shares issuable to Joseph Murphy upon exercise of vested stock options held by Mr. Murphy.

(5) Includes 200,000 shares issuable to Jeffrey Kraengel upon exercise of vested stock options held by Mr. Kraengel.

(6) Includes 100,000 shares issuable to Irene DeZwaan upon exercise of vested stock options held by Ms. DeZwaan.

Information relating to TelVue's equity compensation plans required by this Item is included in Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" and is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 2002, TelVue was indebted to Mr. Lenfest in the principal amount of $541,000 and accrued interest of $1,206,228. During 2002, TelVue made payments to Mr. Lenfest of $675,000. (See Management's Discussion and Analysis or Plan of Operation and Note 6 of the 2002 Financial Statements of TelVue).

     Other related transactions are described in Notes 2, 6, 7, and 13 of the 2002 Financial Statements of TelVue.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

   Report of Independent Certified Public Accountants dated
   February 12, 2003.

   Balance Sheets as of December 31, 2002 and 2001.

   Statements of Operations for the years ended December 31, 2002 and 2001.

   Statements of Stockholders' Deficit for the years ended December 31, 2002 and 2001.

   Statements of Cash Flows for the years ended December 31, 2002 and 2001.

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

10.11 Letter dated March 26, 2003, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2005 (included herein).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's December 31, 2002 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Certified Public Accountants (included herein).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

99.2 Certification of Controller pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), after evaluating the effectiveness of TelVue's disclosure controls and procedures
     (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within the company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

TelVue Corporation
Financial Statements
Years Ended December 31, 2002 and 2001

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

     Statements of Cash Flows

     Notes to Financial Statements


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
TelVue Corporation


We have audited the accompanying balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows or the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
February 12, 2003


TelVue Corporation
Balance Sheets
December 31, 2002 and 2001



ASSETS                                                  2002         2001
                                                        ----         ----
  CURRENT ASSETS
    Cash and cash equivalents                       $   652,059 $  544,455
    Accounts receivable - trade, net of allowance
      for bad debts of $86,302 in 2002                1,220,997  1,015,417
    Inventory                                            85,905     26,887
    Deferred tax asset                                  350,000    290,000
    Other current assets                                 70,554     54,574
                                                      ---------  ---------
TOTAL CURRENT ASSETS                                  2,379,515  1,931,333

  PROPERTY AND EQUIPMENT                              5,387,628  5,290,812
    Less accumulated depreciation                     5,080,545  4,823,727
                                                      ---------  ---------
                                                        307,083    467,085
  OTHER ASSETS
    Deferred tax asset                                  467,576    699,906
    Goodwill                                            800,000  1,170,819
    Covenant not to compete, net of accumulated
     amortization of $4,593 in 2002 and $2,083 in 2001    5,417      7,917
    Other assets                                          8,800      9,300
                                                      ---------  ---------
                                                      1,281,793  1,887,942
                                                      ---------  ---------

                                                     $3,968,391 $4,286,360
                                                      =========  =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Notes payable - current                          $  155,990 $  113,242
    Accrued interest payable - current                  540,000    150,000
    Accounts payable                                    288,396    205,936
    Accrued expenses                                    230,070    233,316
    Deferred service revenue                              5,968      2,999
    Income taxes payable                                      -     53,000
    Accrued dividends payable                         2,111,220  1,688,976
                                                      ---------  ---------

TOTAL CURRENT LIABILITIES                             3,331,644  2,447,469

  NOTE PAYABLE - MAJORITY STOCKHOLDER                   541,000    541,000

  ACCRUED INTEREST - MAJORITY STOCKHOLDER, net
   of current portion                                   666,228  1,643,892

  NOTES PAYABLE, net of current portion                  40,335    196,690

  REDEEMABLE CONVERTIBLE PREFERRED STOCK
   $1 par value, 6,900,000 shares authorized,
   3,518,694 shares, issued and outstanding,
   (liquidation value $5,629,914)                     3,518,694  3,518,694

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000 shares
    authorized, 24,817,274 and 24,771,583 shares issued
    and outstanding at December 31, 2002 and 2001,
    respectively                                        248,173    247,716
    Additional paid-in capital                        1,587,353  1,585,310
    Accumulated deficit                              (5,965,036)(5,894,411)
                                                      ---------  ---------
                                                     (4,129,510)(4,061,385)
                                                      ---------  ---------

                                                    $ 3,968,391 $4,286,360
                                                     ==========  =========
See accompanying notes.

TelVue Corporation
Statements of Operations
Years Ended December 31, 2002 and 2001

                                                      2002          2001
                                                      ----          ----
REVENUES
  ANI services                                     $ 4,836,829 $ 5,204,182
  Hardware sales and service                         2,313,566   1,421,576
                                                     ---------  ----------
                                                     7,150,395   6,625,758
COST OF REVENUES
  ANI services                                       1,848,644   2,060,346
  Hardware sales and service                         1,962,268   1,117,360
                                                     ---------   ---------
                                                     3,810,912   3,177,706
                                                     ---------   ---------
GROSS PROFIT                                         3,339,483   3,448,052

OPERATING EXPENSES
  Selling and marketing                              1,079,412     781,763
  General and administrative                           979,741     872,234
  Goodwill impairment charge                           370,819           -
  Depreciation and amortization                        259,318     383,510
                                                     ---------   ---------
                                                     2,689,290   2,037,507
                                                     ---------   ---------
OPERATING INCOME                                       650,193   1,410,545

OTHER INCOME (EXPENSE)
  Interest expense - related party                     (87,336)   (186,804)
  Interest expense - other                             (14,041)    (20,440)
  Interest income                                        6,733      26,713
                                                      --------   ---------
                                                       (94,644)   (180,531)
                                                      --------   ---------
INCOME BEFORE INCOME TAXES                             555,549   1,230,014

INCOME TAX EXPENSE                                     203,930     499,414
                                                      --------   ---------
NET INCOME                                             351,619     730,600

DIVIDENDS ON REDEEMABLE CONVERTIBLE
   PREFERRED STOCK                                    (422,244)   (422,244)
                                                     ---------  ----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS  $  (70,625) $  308,356
                                                     =========  ==========

EARNINGS PER COMMON SHARE:
  BASIC                                             $       -   $     0.01
                                                     =========  ==========
  DILUTED                                           $       -   $     0.01
                                                    ==========  ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                        24,780,977  24,746,651
                                                    ==========  ==========
See accompanying notes.

TelVue Corporation
Statements of Stockholders' Deficit
Years Ended December 31, 2002 and 2001


                                       Additional               Total
                              Common    Paid-In   Accumulated Stockholders'
                              Stock     Capital     Deficit      Deficit
                             ----------------------------------------------

BALANCE, JANUARY 1, 2001     247,216 $ 1,582,310  $(6,202,767) $(4,373,241)

Accrued dividends on
  redeemable convertible
  preferred stock                  -           -     (422,244)    (422,244)
Issuance of 50,000 shares of
 common stock                    500       3,000            -        3,500
Net income                         -           -      730,600      730,600
                             -------   ---------   ----------    ---------

BALANCE, DECEMBER 31, 2001   247,716   1,585,310   (5,894,411)  (4,061,385)


Accrued dividends on redeemable
 convertible preferred stock       -           -     (422,244)    (422,244)
Issuance of 45,691 shares of
 common stock                    457       2,043            -        2,500
Net income                         -           -      351,619      351,619
                             --------   --------    ---------    ---------

BALANCE, DECEMBER 31, 2002  $248,173  $ 1,587,353 $(5,965,036) $(4,129,510)
                            ========== ==========  ===========  ===========
See accompanying notes.

TelVue Corporation
Statements of Cash Flows
Years Ended December 31, 2002 and 2001

                                                         2002        2001
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   351,619    730,600
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                     259,318    383,510
      Deferred tax expense                              172,330    446,414
      Goodwill impairment charge                        370,819          -
    Changes in operating assets and liabilities:
      Accounts receivable - trade                      (205,580)  (233,820)
      Inventory                                         (59,018)   (24,469)
      Other current assets                              (15,980)   (37,600)
      Other assets                                          500          -
      Accounts payable                                   82,460    (48,744)
      Accrued expenses                                   (3,246)   (71,041)
      Deferred service revenue                            2,969      2,999
      Income taxes payable                              (53,000)    53,000
      Accrued interest - majority stockholder          (587,664)  (313,196)
                                                       --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES               315,527    887,653


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (96,816)  (153,370)
  Acquisition of assets of Source                             -   (900,000)
                                                        -------   --------

NET CASH (USED IN)INVESTING ACTIVITIES                  (96,816)(1,053,370)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - majority stockholder          -    650,000
  Debt reduction:
    Notes payable - majority stockholder                      -   (650,000)
    Notes payable - other                              (113,607)    (3,068)
  Issuance of common stock                                2,500      3,500
                                                       --------   --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (111,107)       432
                                                       --------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    107,604   (165,285)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          544,455    709,740
                                                       --------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $    652,059   544,455
                                                       ========= =========
See accompanying notes.

TelVue Corporation

NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of TelVue Corporation ("the Company")is presented to assist in understanding its financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.


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

During 2002 and 2001, three customers accounted for 43% and 47% of sales, respectively and accounted for 53% and 47% of receivables at December 31, 2002 and 2001, respectively.

Currently, the Company's primary source of financing is the majority stockholder. In the past, the Company has not sought to obtain significant funding from third parties on terms that are acceptable to the Company.

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

Accounts Receivable - Trade

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is determined based on historical collection experience coupled with a review of the current status of the existing receivables.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in connection with the purchase of Source (see Note 2) have been valued on the basis of the allocation of the purchase price on a fair market value basis to net assets acquired based on mutual agreement between the Company and the seller through arms-length negotiations. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. The other intangible asset is a covenant not to compete, which is being amortized on the straight-line method over 4 years.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. Long-lived assets include property and equipment, goodwill and other intangible assets. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value of the assets. The Company also evaluates the depreciation and amortization periods of assets, to determine whether events or circumstances warrant revised estimates of useful lives.

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

Note 2 - New Business and Acquisition

On March 9, 2001, the Company acquired substantially all of the assets of J.D.Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a
Source Communications Group ("Source"), a Delaware corporation located in Mullica Hill, New Jersey, for $1.3 million under the terms of an Asset Purchase Agreement which was signed on February 14, 2001. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The Company funded a portion of the acquisition by borrowing $650,000 from its majority shareholder, on March 5, 2001, at an interest rate of prime plus one percent (1%) compounded monthly and due on January 1, 2004. Jeffrey Kraengel, former president of Source, joined the Company as Executive Vice President with the responsibility of integrating Source's operations into the Company, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, supervising research and development and training employees.

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

                                                2001
                                                ----
  Revenues                                   $6,933,735
  Net income                                 $  734,449
  Diluted EPS                                $      .01

Note 3 - Supplementary Disclosures to Statements of Cash Flows

Supplemental Schedules Relating to Acquisition

                                                  2002          2001
                                                  ----          ----
  Inventory                                               $    2,418
  Property and equipment                                      50,000
  Goodwill                                                 1,237,582
  Covenant not to compete                                     10,000
  Deposit                                                   (100,000)
  Promissory note issued                                    (300,000)
                                                          ----------
CASH PAID FOR ACQUISITION                                 $  900,000
                                                          ==========
  Income taxes                               $  102,900   $        -
                                             ==========   ==========
  Interest - related party                   $  675,000   $  500,000
  Interest - other                               14,041       20,440
                                             ----------   ----------
                                             $  689,041   $  520,440
                                             ==========   ==========

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 in 2002 and 2001. In connection with the acquisition of Source assets in 2001, the Company issued a promissory note in the amount of $300,000 to the Seller. In 2001, the Company financed $13,000 of the purchase of a vehicle.

Note 4 - Property and Equipment

A schedule of property and equipment at December 31, 2002 and 2001, is as follows:

                                                            Estimated
                                                           Useful Lives
                                      2002        2001       in Years
                                      ----        ----     ------------
Operating equipment               $5,001,628   $4,935,354      3-5
Office furniture and equipment       318,509      287,967      3-5
Leasehold improvements                46,089       46,089        5
Vehicle                               21,402       21,402        5
                                  ----------   ----------
                                  $5,387,628   $5,290,812
                                  ==========   ==========

Note 5 - Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but instead is assessed for impairment at least annually. In the fourth quarter of 2002, the Company performed its annual fair value assessment and determined that an impairment charge of $370,819 was necessary to reduce the carrying value of goodwill to its implied fair value.

The following table presents the impact of SFAS No. 142 on net income as if the standard had been in effect for the year ended December 31, 2001:

                                                     2001
                                                     ----
  Reported net income                              $730,600
  Goodwill amortization                              66,763
                                                   --------
  Adjusted net income                              $797,363
                                                   ========

Note 6 - Note Payable - Majority Stockholder

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") a subordinated note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company.

In March 2001, the Company's majority stockholder provided a $650,000 loan to the Company for the acquisition of Source. The interest rate was prime plus one percent (1%). The loan was repaid in October 2001.

Unpaid accrued interest on lines of credit that have been paid in full accrue interest at the rate of the underlying line of credit. The interest rate at December 31, 2002 and 2001 was 4.75% and 5.75%, respectively.

The Company has obtained from the majority stockholder an extension of a prior agreement whereby the majority stockholder has agreed not to demand repayment of principal or interest during 2003. However, the Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $50,000 for current and accrued interest.
The Company, at its discretion, may make additional principal payments when the Company has excess cash not needed to fund operations. The Company has, therefore, classified $540,000 of the accrued interest as a short term liability and has classified the note payable and the balance of the accrued interest as long-term liabilities.

Note 7 - Notes Payable

Notes payable consisted of the following at December 31, 2002 and 2001:

                                              2002              2001
                                              ----              ----
  Note payable - individual (a)             $191,035          $300,000
  Note payable (b)                             5,290             9,932
                                            --------          --------
                                             196,325           309,932
  Current portion                            155,990           113,242
                                            --------          --------
  Long-term portion                         $ 40,335          $196,690
                                            ========          ========

(a) In connection with the acquisition of Source assets in 2001, the Company issued a promissory note in the amount of $300,000 to the seller. During the first twelve (12) months that commenced on April 1, 2001, interest only, at eight percent (8%), was payable in monthly installments. Beginning April 1, 2002, the note is payable in monthly installments of $13,169, including interest at 5.06%. The note is scheduled to mature on February 1, 2004.

(b) Term loan payable in monthly installments of $390, including interest at 5.05%. The loan is scheduled to mature on March 16, 2004. The loan is secured by a vehicle.

Maturities of notes payable are as follows:

Year Ending December 31,
        2003                              $155,990
        2004                                40,335
                                          --------
                                          $196,325
                                          ========
Note 8 - Leases

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

Year Ending December 31,
        2003                              $124,082
        2004                                51,701
                                          --------
                                          $175,783
                                          ========

Rental expense under the operating lease for office facilities amounted to $124,082 for each of the years ended December 31, 2002 and 2001.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 2003.

Note 9 - Capital Stock

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles amounts reported in the financial statements.


                                       Year Ended December 31, 2002
                                   --------------------------------------
                                     Income         Shares      Per Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------   ---------
Net income                          $ 351,619
Preferred dividends                  (422,244)
                                    ---------
Net income (loss) available to
  common stockholders, basic and
   diluted earnings per share       $(70,625)     $24,780,977   $       -
                                    =========     ===========   =========

                                        Year Ended December 31, 2001
                                    -------------------------------------
                                      Income        Shares      Per Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------   ---------

Net income                          $ 730,600
Preferred dividends                  (422,244)
Net income available to common
  stockholders, basic earnings
  per share                           308,356     $24,746,651    $    .01

Effect of dilutive securities
  Warrants                                 -       29,915,160
  Vested unexercised stock options         -          663,749
                                     ________     ___________

Net income available to common
  stockholders, diluted earnings
  per share                         $ 308,356     $55,325,560    $    .01
                                    =========     ===========    ========

The 2002 diluted earnings per share computation does not include shares issuable pursuant to warrants, vested unexercised stock options and convertible preferred stock because the effect would be antidilutive. The 2001 diluted earnings per share excludes shares issuable pursuant to convertible preferred stock that would be antidilutive.

Note 10 - Stock Compensation Plans

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

                                              Options Outstanding
                                              -------------------
                                                            Weighted
                                                             Average
                                                            Exercise
                                          Options             Price
                                          -------           --------
Balance, January 1, 2001                 1,110,417           $.078

Granted and assumed                        240,000            .045
Exercised                                  (50,000)           .07
Forfeited                                 (100,000)           .07
                                         ---------
Balance, December 31, 2001 and 2002      1,200,417            .072
                                         =========

There was no significant difference between the amount of compensation recognized and the amount that would have been reorganized had compensation expense been determined under the provisions of SFAS No. 123.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2002:

                                       Weighted
                                       Average
                                      Remaining
           Exercise      Options     Contractual         Options
            Price      Outstanding   Life (Years)       Exercisable
           --------    -----------   ------------       -----------
           $.045         240,000        6.5              240,000
           $.07          930,417        6.5              930,417
           $.35           30,000        6.5               30,000
                       ---------                       ---------
Total                  1,200,417                       1,200,417
                       =========                       =========
Weighted Average
Exercise Price             $.072                           $.072
                           =====                           =====

Note 11 - Corporate Income Taxes

The provisions for income tax expense consist of the following components:

Current                             2002                    2001
                                    ----                    ----
  Federal                         $      -                 $      -
  State                             31,600                   53,000
                                  --------                 --------
                                    31,600                   53,000
Deferred
  Federal                          156,419                  418,241
  State                             15,911                   56,463
                                   -------                 --------
                                   172,330                  474,704
Valuation allowance (decrease)           -                  (28,290)
                                   -------                 --------
                                   172,330                  446,414
                                  --------                 --------
                                  $376,260                 $499,414
                                  ========                 ========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                   Federal                  State
                               ----------------       -----------------
                               2002        2001       2002         2001

Deferred Tax Assets:
  Accrued interest -
    Stockholder              $371,669    $552,743   $113,084    $168,177
  Intangible assets            89,402           -     27,201           -
  Allowance for bad debts      26,592           -      8,091           -
  Net operating loss
    Carryforward              197,874     301,999          -           -
                             --------    --------   --------    --------
Gross Deferred Tax Asset      685,537     854,742    148,376     168,177

Deferred Tax Liabilities:
  Property and equipment,
    principally due to
    differences in
    depreciation              (12,526)    (25,312)    (3,811)     (7,701)
                             --------    --------    -------     -------
Net Deferred Tax Asset       $673,011    $829,430   $144,565    $160,476
                             ========    ========   ========    ========

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $566,000 on a tax-reporting basis. The carryforward will expire in 2010, if not utilized.

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                2002         2001
                                                ----         ----
Federal income tax at statutory rates        $188,887     $418,205
State income tax, net of federal benefit       31,357       72,246
Other                                         (16,314)       8,963
                                             --------     --------
                                             $203,930      $499,414
                                             ========      ========

Note 12 - Pension Plan

The Company maintains a Simplified Employee Pension ("SEP") plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company matched fifty percent (50%) of 2002 and 2001 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2002 and 2001 amounted to $32,316 and $26,282, respectively.

Note 13 - Related Party Transactions

The Company has an unsecured note payable to the majority stockholder. (See Note 6).

Note 14 - Segment Information

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

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2002 and 2001, is as follows:

                                    ANI          Hardware
Year Ended December 31, 2002     Services      Sales/Service      Total
                                 --------      -------------      -----
Revenues                       $4,836,829     $2,313,566       $7,150,395
Depreciation and amortization     219,668         39,650          259,318
Operating income (loss)         1,592,085       (941,892)         650,193
Assets                          2,072,813      1,895,578        3,968,391
Capital expenditures               31,925         64,891           96,816

Year Ended December 31, 2001

Revenues                       $5,204,812     $1,421,576       $6,625,758
Depreciation and amortization     296,309         87,201          383,510
Operating income (loss)         1,632,745       (222,200)       1,410,545
Assets                          2,599,736      1.686.624        4,286,360
Capital expenditures              119,023         47,347          166,370

Note 15 - Fair Value of Financial Instruments

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

Note 16 - Commitments and Contingencies

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

                                                   TELVUE CORPORATION


DATED: 3/24/03                    By:   /s/Frank J Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED: 3/25/03                    By:   /s/Irene A DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE

/s/H F Lenfest
--------------------------------    Chairman of the         3/25/03
H.F. Lenfest                        Board and Director

/s/Frank J Carcione                 Director                3/24/03
--------------------------------
Frank J. Carcione

/s/Joseph Murphy                    Director                3/25/03
--------------------------------
Joseph Murphy

/s/H Chase Lenfest                  Director                3/24/03
--------------------------------
H. Chase Lenfest

/s/Joy Tartar                       Director                3/24/03
--------------------------------
Joy Tartar

/s/Neil Heller                      Director                3/25/03
--------------------------------
Neil Heller

CERTIFICATION

I, Frank J. Carcione, certify that:

1. I have reviewed this annual report on Form 10-KSB of TelVue Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


   (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant change in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/Frank J Carcione
Date:  March 24, 2003                       -----------------------------
                                             Frank J. Carcione, President
                                             (Chief Executive Officer)

CERTIFICATION

I, Irene A. DeZwaan, certify that:

1. I have reviewed this annual report on Form 10-KSB of TelVue Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant change in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/Irene A DeZwaan
Date:  March 25, 2003                        ---------------------------
                                              Irene A. DeZwaan, Treasurer

EXHIBIT INDEX

10.11 Letter dated March 26, 2003, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2005.

23.   Consent of Pressman Ciocca Smith LLP, Certified Public Accountants

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

99.3 Certification of Controller pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (included herein).

EXHIBIT 10.11

                                           March 26, 2003


Frank Carcione, President
TelVue Corporation
16000 Horizon Way, Suite 500
Mt. Laurel, NJ 08054

Dear Frank:

     At your request, this will continue our prior agreement. Namely, absent any default under the terms of my loans to TelVue or any other obligations of TelVue to any other person, including, without limitation, any voluntary or involuntary bankruptcy or insolvency proceedings by or against TelVue, I agree not to demand repayment of the loans or payment in cash of the accrued interest prior to January 1, 2005.

                                            Very truly yours,

                                            /s/H F Lenfest
                                            ---------------------
                                            H.F. (Gerry) Lenfest

EXHIBIT 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
TelVue Corporation:

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated February 12, 2003, relating to the balance sheets of TelVue Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2002 annual report on Form 10-KSB of TelVue Corporation.



/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 26, 2003

EXHIBIT 99.1

TELVUE CORPORATION CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank J. Carcione, President (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company Date:

                                         /s/Frank J Carcione
Date:  March 24, 2003                    ----------------------------
                                         Frank J. Carcione, President
                                         (Chief Executive Officer)

EXHIBIT 99.2

TELVUE CORPORATION CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene A. DeZwaan, Treasurer (Controller) of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company. Date:

                                /s/Irene A DeZwaan
Date:  March 25, 2003           ----------------------------------------
                                Irene A. DeZwaan, Treasurer (Controller)