Form 10QSB
period 2003-03-31
TELVUE CORP
filed 2003-05-09
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

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
Yes   X   No
    ------   ------

Number of shares of registrant's common stock outstanding as of April 30, 2003: 24,817,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------    ------
This report includes a total of 24 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      ----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 2003
          (unaudited) and as of December 31, 2002

          Statements of Operations for the three
          months ended March 31, 2003 (unaudited)
          and March 31, 2002 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 2003 (unaudited)
          and March 31, 2002 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                March 31,      December 31,
                                                   2003            2002
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   614,488     $  652,059
  Accounts receivable -  trade, net of allowance
   of $86,302 at March 31, 2003 and
   December 31, 2002                              1,330,663      1,220,997
  Inventory                                          53,571         85,905
  Deferred tax asset                                350,000        350,000
  Other current assets                               68,039         70,554
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         2,416,761      2,379,515

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,399,736      5,387,628
  Less accumulated depreciation                   5,133,664      5,080,545
                                                -----------     ----------
                                                    266,072        307,083

OTHER ASSETS
  Deferred tax asset                                341,919        467,576
  Goodwill                                          800,000        800,000
  Covenant not to compete - net of accumulated
   amortization of $5,207 and $4,593 in 2003
   and 2002, respectively                             4,793          5,417
  Other assets                                        8,800          8,800
                                                 ----------     ----------
                                                  1,155,512      1,281,793
                                                 ----------     ----------
                                                 $3,838,345     $3,968,391
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                          $158,340       $155,990
  Accrued interest majority stockholder-current     540,000        540,000
  Accounts payable - trade                          193,924        288,396
  Accrued expenses                                  172,605        230,070
  Deferred service revenue, net of expense            2,958          5,968
  Accrued dividends payable                       2,216,781      2,111,220
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    3,284,608      3,331,644

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                               531,472        666,228

NOTES PAYABLE, net of current portion                  -            40,335

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $5,629,914)               3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,817,274 and 24,771,583
  shares issued and outstanding at March 31, 2003
  and December 31, 2002, respectively               248,173        248,173
  Additional paid-in capital                      1,587,353      1,587,353
  Accumulated deficit                            (5,872,955)    (5,965,036)
                                                 -----------    -----------
                                                 (4,037,429)    (4,129,510)
                                                 -----------    -----------
                                                 $3,838,345     $3,968,391
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                      March 31,
                                               ---------------------------
                                                     2003            2002
                                                     ----            ----
REVENUES
  ANI services                                 $ 1,222,973     $ 1,141,832
  Hardware sales and service                       472,137         397,968
                                               -----------     -----------
TOTAL REVENUES                                   1,695,110       1,539,800

COST OF REVENUES
  ANI services                                     410,071         500,540
  Hardware sales and service                       400,845         326,273
                                              ------------     -----------
TOTAL COST OF REVENUES                             810,916         826,813
                                              ------------     -----------
GROSS MARGIN                                       884,194         712,987

OPERATING EXPENSES
  Selling and marketing                            248,631         233,945
  General and administrative                       223,979         225,620
  Depreciation & amortization                       53,745          71,722
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           526,355         531,287
                                               -----------     -----------
OPERATING INCOME                                   357,839         181,700

OTHER INCOME (EXPENSE)
  Interest income                                    1,011           2,186
  Interest expense                                 (17,548)        (31,313)
                                                -----------     ----------
TOTAL OTHER INCOME (EXPENSE)                       (16,537)        (29,127)
                                                -----------     ----------
INCOME BEFORE INCOME TAXES                         341,302         152,573

INCOME TAX EXPENSE                                 143,657          57,612
                                                ------------     ---------
NET INCOME                                         197,645          94,961

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------     ----------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $   92,084     $   (10,600)
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.00            $.00
                                                ============   ============
  DILUTED                                             $.00            $.00
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,817,274     24,771,583
                                                 ==========     ==========
   DILUTED                                       94,125,572     90,773,803
                                                 ==========     ==========

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                     2003            2002
                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   197,645       $ 94,961
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation & amortization                      53,745         71,722
    Deferred taxes                                  125,657         45,612
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                    (109,666)        67,227
    Inventory                                        32,334        (15,263)
    Other current assets                              2,515          4,168
   Increase (decrease) in -
    Accrued interest - majority stockholder        (134,756)       (99,809)
    Accounts payable - trade                        (94,472)        44,627
    Accrued expenses                                (57,470)       (51,623)
    Deferred service revenue, net of expense         (3,010)         3,134
    Income taxes payable                                -           12,000
                                                 -----------    ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES        12,522        176,756
                                                 -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (12,108)       (20,279)
                                                 -----------    ----------
   NET CASH (USED) BY INVESTING ACTIVITIES          (12,108)       (20,279)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
     Notes payable - other                          (37,985)        (1,049)
                                                 -----------     ----------
   NET CASH (USED) BY FINANCING ACTIVITIES          (37,985)        (1,049)
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (37,571)       155,428

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               652,059        544,455
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  614,488     $  699,883
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

                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  GOODWILL:
    ---------

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. For the three months ended March 31, 2003, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2003           2002
                                           ----            ----
             Income taxes               $ 18,000        $  -
             Interest                   $152,304        $131,122

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $105,561 for each of the three month periods ended March 31, 2003 and 2002.

4.  EARNINGS PER COMMON SHARE:
    --------------------------

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2003 and 2002. Incremental shares of 69,353,989 and 66,002,220 for the three months ended March 31, 2003 and 2002, respectively, were used in the calculation of diluted earnings per common share.

                                     Net Income
                                       (Loss)
                                     Available        Average
                                     to Common        Shares       Earnings
                                     Stockholders   Outstanding   Per Share
                                     ------------   -----------   ---------
2003                                  $   92,084     24,817,274    $ .00
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            105,561     38,238,412
  Vested unexercised stock options          -         1,200,417
                                      -----------    ----------    -------
Diluted                                  197,645     94,171,263    $ .00
                                      ===========    ==========    =======

2002                                  $  (10,600)    24,771,583    $ .00
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            105,561     35,423,311
  Vested unexercised stock options          -           663,749
                                      -----------    ----------    -------
Diluted                               $   94,961     90,773,803    $ .00
                                      ===========    ==========    =======

5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 2003, accrued dividends on outstanding preferred stock amounted to $2,216,781.

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

The provisions for income tax expense consist of the following components:

                                                  2003             2002
                                              -----------       ----------
Current
 Federal                                       $    -            $    -
 State                                            18,000            12,000
                                              ----------         ---------
                                                  18,000              -
Deferred
 Federal                                         111,090            45,612
 State                                            14,567              -
                                               ---------         ---------
                                                 125,657            45,612
                                               ---------         ---------
                                               $ 143,657         $  57,612
                                               =========         =========

The Company has a net operating loss carryforward of approximately $400,000 on a tax-reporting basis as of March 31, 2003. The carryforward will begin to expire in 2007, if not utilized.

7.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable and Accrued Interest - Majority Stockholder
--------------------------------------------------------
On March 26, 2003, the Company obtained from the majority stockholder an extension to January 1, 2005, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $50,000, when, in the opinion of management, the Company has such cash available that is not needed to fund operations. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $50,000 when it has excess cash that is not needed to fund operations.
The Company made total payments of $150,000 during the three months ended March 31, 2003. The Company has classified $540,000 of accrued interest as a current liability. As of March 31, 2003, the Company had an outstanding non-interest bearing note due to the majority stockholder in the principal amount of $541,000 and accrued interest on former outstanding notes in the aggregate amount of $1,071,472 that bears interest at a rate of prime plus one percent (1%).

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years.
Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of March 31, 2003 the principal amount of the note was $153,786.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5.0% per annum. As of March 31, 2003, the principal amount due on the loan was $4,554.

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

The Company provides ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. As of June 30, 2002, outstanding accounts receivable from Adelphia of $224,188 were due to the Company. During the fourth quarter of 2002 the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. It is not known when the Company will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety.
The 50% bad debt reserve is management's estimate of the potentially uncollectable portion. Any billings subsequent to the bankruptcy filing date should be paid under the Company's terms of net 20 days.

9. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other business segment functions as a communications solution provider and network integrator.

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2003 and 2002, is as follows:

Three months Ended March 31, 2003          ANI        Source        Total
---------------------------------      ----------   ---------    ----------

Revenues                               $1,222,973    $472,137    $1,695,110
Operating income (loss)                   511,416    (153,577)      357,839
Interest expense                           17,504          44        17,548
Income (loss) before income taxes         494,620    (153,318)      341,302
Capital expenditures                        7,521       4,587        12,108


Three months Ended March 31, 2002          ANI        Source        Total
---------------------------------      ----------   ---------    ----------

Revenues                               $1,141,832    $397,968    $1,539,800
Operating income                          311,336    (129,636)      181,700
Interest expense                           31,191         122        31,313
Income before income taxes                281,838    (129,265)      152,573
Capital expenditures                        9,980      10,299        20,279

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation ("TelVue") operates two business segments. One segment is a marketing and service company that sells automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI Service"). TelVue provides the ANI Service through equipment it purchases. TelVue's equipment for providing the ANI Service nationwide is located at the TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCIWorldcom. TelVue believes it receives a favorable trunk usage rate from MCIWorldcom.

     TelVue's business segment that operates under the name Source Communications Group was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation that was located in Mullica Hill, NJ. The Source segment functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. Source represents a number of well-known equipment, software and communications service suppliers. Source molds these resources into a custom business solution for its clients and satisfies its customers' individual voice, video and data communications needs. The Source customer base is broad, representing such industries as healthcare, entertainment, financial, education, government and utilities. The acquisition was part of a strategy to allow TelVue to grow and diversify both its product lines and customer base beyond the cable TV industry.

     The Source segment sells computer related equipment, network systems, software, and data communications equipment. In addition to the equipment sale, Source offers installation of equipment, service contracts, and service repair to equipment not under service contract. The ANI Service technical staff is being trained for various products and technologies, and is being utilized to perform the service and installation. Prior to the acquisition, Source sold only hardware and subcontracted any labor needed for installation or service. In addition to the revenue streams noted above, Source began resells bandwidth to customers for internet access, for which it charges a monthly access fee, and sells through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent.

     The ANI segment had operating income of $511,416 and $311,336 for the three months ended March 31, 2003 and 2002, respectively. ANI Service revenue increased $81,141 for the three months ended March 31, 2003. This increase is primarily a result of an increase in feature revenue of $215,400 for the three months ended March 31, 2003, primarily as a result of a feature price increase that TelVue implemented for the majority of its customers on May 1, 2002. This increase in feature revenue is partially offset by a decrease in pay-per-view buy revenue of $78,681 and a decrease in PPV+ service revenue of $32,001, due to a reduction in the average monthly buy rate from 5.6% to 4.2% for the three months ended March 31, 2003. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The ANI service cost of revenues decreased $90,469 for the three months ended March 31, 2003. This is partially due to a decrease in data link expense of $31,669, as a result of customers consolidating their data links and also as a result of a reduction in data link fees under TelVue's new MCIWorldcom contract that went into effect on June 1, 2002. In addition, trunk expense decreased $42,896 for the three months ended March 31, 2003 as a result of reduced trunk expense rates under the new MCIWorldcom contract.

     The Source segment had operating losses of $153,577 and $129,636 for the three months ended March 31, 2003 and 2002, respectively. Hardware sales and service revenue had an increase of $74,169 for the three months ended March 31, 2003. This is predominately a result of an increase in hardware sales of $94,859. There was a corresponding increase in hardware cost of goods sold of $62,031, yielding an overall gross profit margin of 21% and 18% for the three months ended March 31, 2003 and 2002, respectively. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at March 31, 2003 and 2002, represents a blend of the two types of sales with the larger number of sales being commodity. The total sales and service revenue at March 31, 2003 is comprised of 90% hardware sales, 8% service installation and repair revenue, 1% internet access revenue, and 1% service contract revenue. The corresponding direct expenses have relatively the same percent distributions. TelVue believes the Source operating loss for the three months ended March 31, 2003, can be attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. As of March 31, 2003, Source had five full-time sales representatives and one independent sales representative actively selling its products.

    Service and installation revenue for hardware sold to Source segment customers was $35,335 and $33,581 for the three months ended March 31, 2003, and 2002, respectively. This yielded a gross profit margin of 22% and 36% for the three months ended March 31, 2003 and 2002, respectively. The ANI Service technical staff was used to perform the majority of the service and installation and the cost of their direct payroll has been included in the hardware sales and service costs. Selling and marketing expenses increased $14,686 for the three months ended March 31, 2003, partially as a result of an increase of $12,416 in Source segment advertising expense as a result of billboard advertising in high-traffic areas. General and administrative expenses had a nominal increase of $1,641 for the three months ended March 31, 2003.

     TelVue had net income before taxes of $341,302 for the three months ended March 31, 2003, compared to $152,573 for the three months ended March 31, 2002. TelVue recorded income tax expense of $143,657 for the three months ended March 31, 2003 and $57,612 for the three months ended March 31, 2002. Included in the income tax expense for the three months ended March 31, 2003 were deferred income taxes of $125,657. TelVue's federal net operating loss carry forward was approximately $400,000 on a tax-reporting basis as of March 31, 2003.

     During the three months ended March 31, 2003, TelVue purchased $12,108 of equipment compared to $20,279 purchased during the three months ended March 31, 2002. Depreciation and amortization expense decreased $17,977 for the three months ended March 31, 2003, as a result of assets being fully depreciated. Depreciation and amortization accounted for 10% of total operating expenses for the three months ended March 31, 2003, compared to 14% for the 2002 period.

     As of March 31, 2003, TelVue was serving approximately 22.1 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 20.0 million full-time and 1.5 million part-time cable subscribers served as of March 31, 2002. The part-time subscribers did not significantly contribute to the revenue or service expenses for the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003 TelVue added approximately 583,000 subscribers to its ANI Service and had approximately 437,000 subscribers cancel the ANI service. Of the customer additions for the three months ended March 31, 2003, 500,000 of the subscribers were from the Dish Network. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, Dish Network has informed TelVue that it intends to begin ANI order processing internally. Although that would deplete the total number of subscribers TelVue serves by approximately 8.5 million, it would not seriously impact revenue since the Dish Network does not contribute a significant amount to TelVue's revenue.

      There was a decrease in total liabilities of $222,127 for the three months ended March 31, 2003. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accrued interest majority stockholder of $134,756 as a result of accrued interest payments. Total assets decreased $130,046 for the three months ended March 31, 2003, which is partially a result of a decrease in deferred tax asset of $125,657. TelVue's days for sales in average accounts receivable was 68 days at March 31, 2003, compared to 55 days at March 31, 2002. The increase of 13 days is predominately a result of outstanding accounts receivable of approximately $239,000 from two MSOs with past due accounts that were paid in full in April 2003. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. During the fourth quarter of 2002 TelVue established a bad debt reserve of $86,302. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002 (see Note 8 to TelVue's financial statements). It is not known when TelVue will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectable portion.

     TelVue had positive cash flow from operating activities of $12,522 and $176,756 for the three months ended March 31, 2003 and 2002, respectively. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $377,047 for the three months ended March 31, 2003, compared to positive cash flow from operating activities of $212,295 for the three months ended March 31, 2002 . This increase in cash flow is predominately a result of the increase in ANI service revenue as a result of the feature price increase (see above) and also as a result of a decrease in ANI service costs due to reduced rates from MCIWorldcom (see above).

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). This loan was repaid in its entirety in 2001. During the three months ended March 31, 2003, TelVue made total payments to Mr. Lenfest of $150,000. The aggregate outstanding loan balance due to Mr. Lenfest as of March 31, 2003, is $541,000 in loan principal for the non-interest bearing Science note and $1,071,472 in accrued interest which bears interest at the floating prime interest rate plus 1%.

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

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 7 of TelVue's financial statements). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the three months ended March 31, 2003, TelVue made total payments of $39,508 on the Source Note. The aggregate outstanding loan balance due on the Source Note at March 31, 2003, is $153,786. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level, (ii) the growth in net income of the Source segment, and(iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loan and accrued interest to TelVue. Management believes that its present marketing strategies will maintain the ANI segment customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. During the three months ended March 31, 2003, TelVue added 583,000 subscribers to its service and had 437,000 subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, Dish Network has informed TelVue that it intends to begin ANI order processing internally (see above). Although that would deplete the total number of subscribers TelVue serves, it would not seriously impact monthly revenue (see above). In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 5.6% to 4.2% for the three months ended March 31, 2002 and 2003, respectively.

	The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above.
Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. The long-term effect of deployment of digital two-way service on TelVue is not clear. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 455 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    TelVue is actively trying to grow the Source segment business by offering new product lines and services. Prior to TelVue acquiring Source on March 9, 2001, Source subcontracted all labor for installation and repair service of the products it sold. TelVue has trained and is utilizing its existing ANI technical staff to perform these installation and service repairs. Generally the installation sales provide higher gross profit margins than the hardware sales, and therefore the Source segment is focusing on growing this line of business in an attempt to provide a greater increase in net income. Source also offers service contracts on the equipment it sells. Source has expanded its business lines by reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent. Source has been marketing its products and services and trying to create customer awareness by advertising in local business journals and on the radio and by exhibiting its service and installation products along with various suppliers products at regional technical, education and business exhibitions in the Southeast Pennsylvania and New Jersey areas as well as using billboard advertising in high-traffic areas. Although Source has experienced growth in sales from $397,968 for the three months ended March 31, 2002 to $472,137 for the three months ended March 31, 2003, there can be no assurance that sales will continue to grow or remain at their current level or that sales will grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be.

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

10.11 Letter dated March 23, 2003, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2004(incorporated by reference to the December 31, 2002 Form 10-KSB (the "2002 Form 10-KSB")).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2003 Financial Statements included herein).

23.	 Consent of Pressman Ciocca Smith LLP, Certified Public Accountants
       (incorporated by reference to the 2002 Form 10-KSB).

99.1	 Certification of Chief Executive Officer pursuant to 18 U.S.C. &
       1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

99.2	 Certification of Controller pursuant to 18 U.S.C. & 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

(b)    Reports on Form 8-K

		None




                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:   5/09/03                   By: /s/Frank J. Carcione
                                        ---------------------------------
                                        Frank J. Carcione
                                        President(Chief Executive Officer)



Dated:   5/09/03                    By: /s/Irene A. DeZwaan
                                        ---------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant change in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  5/09/03                                 /s/Frank J Carcione
                                               ------------------------
                                               Frank J. Carcione,
                                               President
                                               (Chief Executive Officer)

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

                                                /s/Irene A. DeZwaan
Date: 5/09/03        					--------------------------
                                                Irene A. DeZwaan,
                                                Treasurer



                                  EXHIBIT INDEX

99.1	 Certification of Chief Executive Officer pursuant to 18 U.S.C. &
       1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(included herein).

99.2	 Certification of Controller pursuant to 18 U.S.C. & 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

EXHIBIT 99.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Carcione, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	May 9, 2003  			/s/Frank J. Carcione
                                    --------------------
						Frank J. Carcione
						President (Chief Executive Officer)



EXHIBIT 99.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	May 9, 2003    			/s/Irene A. DeZwaan
                                    -------------------
						Irene A. DeZwaan
						Treasurer (Controller)