Form 10QSB
period 2003-06-30
TELVUE CORP
filed 2003-08-13
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2003

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

Number of shares of registrant's common stock outstanding as of July 31, 2003: 24,827,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------   ------
This report includes a total of 27 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of June 30, 2003
          (unaudited) and as of December 31, 2002

          Statements of Operations for the three
          months ended June 30, 2003 (unaudited)
          and June 30, 2002 (unaudited)

          Statements of Operations for the six
          months ended June 30, 2003 (unaudited)
          and June 30, 2002 (unaudited)

          Statements of Cash Flows for the six months ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited)

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


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                June 30,       December 31,
                                                   2003            2002
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $ 1,042,446     $  652,059
  Accounts receivable - trade, net of allowance
   of $86,302 at June 30, 2003 and
   December 31, 2002                                952,652      1,220,997
  Inventory                                         102,713         85,905
  Deferred tax asset                                364,973        350,000
  Other current assets                               62,056         70,554
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         2,524,840      2,379,515

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,508,384      5,387,628
  Less accumulated depreciation                   5,184,014      5,080,545
                                                -----------     ----------
                                                    324,370        307,083

OTHER ASSETS
  Deferred tax asset                                225,142        467,576
  Goodwill                                          800,000        800,000
  Covenant not to compete - net of accumulated
   amortization of $5,831 and $4,593 in 2003
   and 2002, respectively                             4,169          5,417
  Other assets                                        8,800          8,800
                                                 ----------     ----------
                                                  1,038,111      1,281,793
                                                 ----------     ----------
                                                 $3,887,321     $3,968,391
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                          $119,127       $155,990
  Accrued interest majority stockholder-current     540,000        540,000
  Accounts payable - trade                          146,410        288,396
  Accrued expenses                                  217,752        230,070
  Deferred service revenue, net of expense            5,487          5,968
  Accrued income taxes                               14,000            -
  Accrued dividends payable                       2,322,342      2,111,220
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    3,365,118      3,331,644

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                               394,939        666,228

NOTES PAYABLE, net of current portion                  -            40,335

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $5,841,036)               3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,827,274 and 24,817,274
  shares issued and outstanding at June 30, 2003
  and December 31, 2002, respectively               248,273        248,173
  Additional paid-in capital                      1,587,753      1,587,353
  Accumulated deficit                            (5,768,456)    (5,965,036)
                                                 -----------    -----------
                                                 (3,932,430)    (4,129,510)
                                                 -----------    -----------
                                                 $3,887,321     $3,968,391
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.




                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                      June 30,
                                               ----------------------------
                                                     2003            2002
                                                     ----            ----
REVENUES
  ANI services                                 $ 1,209,486     $ 1,183,195
  Hardware sales and service                       306,267         786,941
                                               -----------     -----------
TOTAL REVENUES                                   1,515,753       1,970,136

COST OF REVENUES
  ANI services                                     390,270         519,356
  Hardware sales and service                       274,820         649,523
                                              ------------     -----------
TOTAL COST OF REVENUES                             665,090       1,168,879
                                              ------------     -----------
GROSS MARGIN                                       850,663         801,257

OPERATING EXPENSES
  Selling and marketing                            206,719         340,769
  General and administrative                       253,410         228,129
  Depreciation & amortization                       50,974          66,605
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           511,103         635,503
                                               -----------     -----------
OPERATING INCOME                                   339,560         165,754

OTHER INCOME (EXPENSE)
  Interest income                                    1,695           1,497
  Interest expense                                 (15,391)        (23,454)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (13,696)        (21,957)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         325,864         143,797

INCOME TAX EXPENSE                                 115,804          52,700
                                                ------------     ----------

NET INCOME                                         210,060          91,097

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  104,499     $   (14,464)
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.00            $.00
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,819,362      24,778,569
                                                 ==========      ==========
   DILUTED                                       94,877,126      24,778,569
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.


                                 TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Six Months Ended
                                                      June 30,
                                               ----------------------------
                                                     2003            2002
                                                     ----            ----
REVENUES
  ANI services                                 $ 2,432,459     $ 2,325,027
  Hardware sales and service                       778,404       1,184,909
                                               -----------     -----------
TOTAL REVENUES                                   3,210,863       3,509,936

COST OF REVENUES
  ANI services                                     800,341       1,008,171
  Hardware sales and service                       675,665         981,211
                                              ------------     -----------
TOTAL COST OF REVENUES                           1,476,006       1,989,382
                                              ------------     -----------
GROSS MARGIN                                     1,734,857       1,520,554

OPERATING EXPENSES
  Selling and marketing                            455,350         574,714
  General and administrative                       477,389         460,059
  Depreciation & amortization                      104,719         138,327
                                               -----------     -----------
TOTAL OPERATING EXPENSES                         1,037,458       1,173,100
                                               -----------     -----------
OPERATING INCOME                                   697,399         347,454

OTHER INCOME (EXPENSE)
  Interest income                                    2,706           3,683
  Interest expense                                 (32,939)        (54,767)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (30,233)        (51,084)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         667,166         296,370

INCOME TAX EXPENSE                                 259,461         110,312
                                                ------------     ----------

NET INCOME                                         407,705         186,058

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (211,122)       (211,122)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  196,583     $   (25,064)
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.01            $.00
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,818,324      24,775,095
                                                 ==========      ==========
   DILUTED                                       94,876,088      24,775,095
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.



                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                       Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                     2003            2002
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   407,705      $ 186,058
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation & amortization                     104,719        138,327
    Deferred taxes                                  227,461        110,312
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     268,345       (458,087)
    Inventory                                       (16,808)       (16,395)
    Other current assets                              8,498         14,473
    Prepaid income taxes                                -          (23,800)
    Other assets                                        -              500
   Increase (decrease) in -
    Accrued interest - majority stockholder        (271,289)      (303,106)
    Accounts payable - trade                       (141,991)        89,181
    Accrued expenses                                (12,318)       (38,147)
    Accrued income taxes                             14,000        (53,000)
    Deferred service revenue, net of expense           (481)           896
                                                 -----------    -----------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                     587,841       (352,788)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (120,756)       (41,892)
                                                 -----------    -----------
   NET CASH (USED) BY INVESTING ACTIVITIES         (120,756)       (41,892)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
     Notes payable - other                          (77,198)       (37,974)
   Issuance of common stock                             500            500
                                                 -----------     ----------
   NET CASH (USED) BY FINANCING ACTIVITIES          (76,698)       (37,474)
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  390,387       (432,154)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               652,059        544,455
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,042,446     $  112,301
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

                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  GOODWILL:
          --------------

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. For the six months ended June 30, 2003, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2003           2002
                                           ----            ----
             Income taxes               $ 18,000        $ 76,800
             Interest                   $304,228        $357,813

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $211,122 for each of the six month periods ended June 30, 2003 and 2002.

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 2003 and 2002. Incremental shares of 70,057,764 for the six months ended June 30, 2003 were used in the calculation of diluted earnings per common share.
Because of the net loss available to common stockholders for the six months ended June 30, 2002, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.


                                     Net Income
                                       (Loss)
                                     Available       Average
                                     to Common       Shares        Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2003                                  $  196,583     24,818,324    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            211,122     38,942,187
  Vested unexercised stock options          -         1,200,417
                                      -----------    ----------    -------
Diluted                                  407,705     94,876,088    $ .00
                                      ===========    ==========    =======

2002                                  $  (25,064)    24,775,095    $ .00
                                      ===========    ==========    =======

5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 2003, accrued dividends on outstanding preferred stock amounted to $2,322,342.

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

The provisions for income tax expense consist of the following components:

                                                  2003             2002
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                            32,000              -
                                              -----------        ----------
                                                  32,000              -
Deferred
 Federal                                         478,232           110,312
 State                                           111,883              -
                                               ----------        ----------
                                                 590,115           110,312
                                               ----------        ----------
                                               $ 622,115        $ 110,312
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately $289,000 on a tax-reporting basis as of June 30, 2003. The carryforward will begin to expire in 2010, if not utilized.

7.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable and Accrued Interest - Majority Stockholder
--------------------------------------------------------
On March 26, 2003, the Company obtained from the majority stockholder an extension to January 1, 2005, of his prior agreement not to demand repayment of his loans or the accrued interest on the loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $50,000, when, in the opinion of management, the Company has such cash available that is not needed to fund operations. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $50,000 when it has excess cash that is not needed to fund operations. The Company made total payments of $300,000 during the six months ended June 30, 2003.
The Company has classified $540,000 of accrued interest as a current liability. As of June 30, 2003, the Company had an outstanding non-interest bearing note due to the majority stockholder in the principal amount of $541,000 and accrued interest on former outstanding notes in the aggregate amount of $934,939 that bears interest at a rate of prime plus one percent (1%).

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of June 30, 2003 the principal amount of the note was $116,065.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5.0% per annum. As of June 30, 2003, the principal amount due on the loan was $3,062.

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

The Company provides ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. Prebankruptcy outstanding accounts receivable from Adelphia of $157,210 are due to the Company. During the fourth quarter of 2002 the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. It is not known when the Company will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectable portion. Any billings subsequent to the bankruptcy filing date should be paid under the Company's terms of net 20 days.

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

Summarized financial information by reporting segment as of and for each of the six months ended June 30, 2003 and 2002, is as follows:

Six months Ended June 30, 2003            ANI        Source        Total
---------------------------------      ----------   ---------    ----------
Revenues                               $2,432,459    $778,404    $3,210,863
Operating income (loss)                 1,020,463    (323,064)      697,399
Interest expense                           32,758         181        32,939
Income (loss) before income taxes         989,591    (322,425)      667,166
Capital expenditures                      112,292       8,464       120,756


Six months Ended June 30, 2002             ANI        Source        Total
---------------------------------      ----------   ----------   ----------
Revenues                               $2,325,027   $1,184,909   $3,509,936
Operating income                          617,925     (270,471)     347,454
Interest expense                           54,538          229       54,767
Income before income taxes                566,157     (269,787)     296,370
Capital expenditures                       17,228       24,664       41,892

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation ("TelVue") operates two business segments. One segment is a marketing and service company that sells automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI Service"). TelVue provides the ANI Service through equipment it purchases. TelVue's equipment for providing the ANI Service nationwide is located at the TelVue's home office in Mt. Laurel, New Jersey.
The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCI. TelVue believes it receives a favorable trunk usage rate from MCI.

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

     TelVue has developed a new product and service called Virtual TV Network ("VTN") and has applied for a patent. VTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. VTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing VTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channel. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue intends to sell the VTN hardware-software platform to the municipalities and also charge monthly for ongoing monthly support services provided by TelVue.

     The ANI segment had operating income of $509,047 and $1,020,463 for the three and six months ended June 30, 2003, respectively, compared to $306,589 and $617,925 for the three and six months ended June 30, 2002, respectively. ANI Service revenue increased $26,291 and $107,432 for the three and six months ended June 30, 2003, respectively. This increase is primarily a result of an increase in feature revenue of $151,770 and $367,170 for the three and six months ended June 30, 2003, respectively, primarily as a result of a feature price increase that TelVue implemented for the majority of its customers on May 1, 2002. This increase in feature revenue is partially offset by a decrease in pay-per-view buy revenue of $49,996 and $128,667 and a decrease in PPV+ service revenue of $25,671 and $57,672, for the three and six months ended June 30, 2003, respectively, over the same periods for 2002. The decrease in pay-per-view buy and PPV+ revenue is due to a continuing reduction in the average monthly buy rate from 5.1% to 4.0% for the three months ended June 30, 2002 and 2003, respectively, and from 5.3% to 4.1% for the six months ended June 30, 2002 and 2003, respectively. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The ANI service cost of revenues decreased $129,086 and $207,830 for the three and six months ended June 30, 2003, respectively. This is partially due to a decrease in trunk expense of $72,520 and $115,416 for the three and six months ended June 30, 2003, respectively, as a result of reduced trunk expense rates under TelVue's new MCI contract that went into effect on June 1, 2002. In addition, data link expense decreased $25,431 and $57,100 for the three and six months ended June 30, 2003, respectively, as a result of customers consolidating their data links and also as a result of a reduction in data link fees under the new MCI contract.

     The Source segment had operating losses of $169,487 and $323,064 for the three and six months ended June 30, 2003, respectively, compared to $140,835 and $270,471 for the three and six months ended June 30, 2002, respectively. Hardware sales and service revenue decreased $480,674 and $406,505 for the three and six months ended June 30, 2003, respectively. There was a corresponding decrease in hardware sales and service cost of revenues of $374,703 and $305,546 for the three and six months ended
June 30, 2003, respectively. The gross profit margins were 10% and 13% for the three and six months ended June 30, 2003, respectively, compared to 17% for both the three and six months ended June 30, 2002. The total sales and service revenue at June 30, 2003 is comprised of 90% hardware sales, 8% service installation and repair revenue, 1% internet access revenue, and 1% service contract revenue. The corresponding direct expenses have relatively the same percent distributions. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at June 30, 2003 and 2002, represents a blend of the two types of sales with the majority of sales being commodity. TelVue believes the Source operating loss and decrease in sales for the three and six months ended June 30, 2003, can be attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. During the three months ended June 30, 2002, Source had three large sales to customers totaling $247,000. That volume of sales did not recur during the three months ended June 30, 2003 because two potential six figure sales were suspended due to the capital budget cut of the customer. In addition to these problems, Source's lead sales representative left the company in May 2003, which had a negative impact on sales. As of June 30, 2003, Source had three full-time sales representatives and one independent sales representative actively selling its products.

    Selling and marketing expenses decreased $134,050 and $119,364 for the three and six months ended June 30, 2003. These decreases are partially a result of a decrease of $19,649 in Source segment advertising expense, a decrease in the ANI segment commission expense of $44,338 as a result of fewer new cable subscribers being added to the ANI service and a decrease in payroll expense of $27,541 as a result of fewer sales personnel. General and administrative expenses increased $25,281 and $17,330 for the three and six months ended June 30, 2003, respectively, partially as a result of an increase in accounting expense of $12,729 partially related to auditing Source and an increase in insurance expense of $9,766 as a result of policy rates increasing.

     TelVue had income before taxes of $325,864 and $667,166 for the three and six months ended June 30, 2003, respectively, compared to $143,797 and $296,370 for the three and six months ended June 30, 2002, respectively. TelVue recorded income tax expense of $259,461 for the six months ended
June 30, 2003.   Included in the income tax expense for the six months
ended June 30, 2003 were deferred income taxes of $227,461. TelVue's federal net operating loss carry forward was approximately $289,000 on a tax-reporting basis as of June 30, 2003.

     During the six months ended June 30, 2003, TelVue purchased $120,756 of equipment compared to $41,892 purchased during the six months ended
June 30, 2002. The majority of the equipment purchased during the six months ended June 30, 2003, was for an outdialing message service TelVue intends to promote to its cable customers to be used in promoting major special events and premium channel upgrades. Depreciation and amortization expense decreased $33,608 for the six months ended June 30, 2003, as a result of assets being fully depreciated. Depreciation and amortization accounted for 10% of total operating expenses for the six months ended June 30, 2003, compared to 12% for the 2002 period.

     As of June 30, 2003, TelVue was serving approximately 22.2 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 21.0 million full-time and 1.9 million part-time cable subscribers served as of June 30, 2002. The part-time subscribers did not significantly contribute to the revenue or service expenses for the three months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, TelVue added approximately 889,000 subscribers to its ANI Service and had approximately 634,000 subscribers cancel the ANI service. Of the customer additions for the six months ended June 30, 2003, 800,000 of the subscribers were from the Dish Network. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, Dish Network has informed TelVue that it intends to begin ANI order processing internally. Although that would deplete the total number of subscribers TelVue serves by approximately 8.8 million, it would not seriously impact revenue since the Dish Network contributes comprises 3% of the total ANI Service revenue.

      There was a decrease in total liabilities of $278,150 for the six months ended June 30, 2003. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accrued interest majority stockholder of $271,289 as a result of accrued interest payments. Total assets decreased $81,070 for the six months ended June 30, 2003, which is partially a result of a decrease in deferred tax asset of $227,461. TelVue's days for sales in average accounts receivable was 61 days at June 30, 2003, compared to 64 days at June 30, 2002. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. During the fourth quarter of 2002, TelVue established a bad debt reserve of $86,302. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002 (see Note 8 to TelVue's financial statements). It is not known when TelVue will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectable portion.

     TelVue had positive cash flow from operating activities of $587,841 for the six months ended June 30, 2003 and negative cash flow of $352,788 for the six months ended June 30, 2002. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $739,885 for the six months ended June 30, 2003, compared to positive cash flow from operating activities of $434,697 for the six months ended June 30, 2002 . This increase in cash flow is predominately a result of the increase in ANI service revenue as a result of the feature price increase (see above) and also as a result of a decrease in ANI service costs due to reduced rates from MCI (see above).

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from borrowings from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). This loan was repaid in its entirety in 2001. During the six months ended June 30, 2003, TelVue made total payments to Mr. Lenfest of $300,000. The aggregate outstanding loan balance due to Mr. Lenfest as of June 30, 2003, is $541,000 in loan principal for the non-interest bearing Science note and $934,939 in accrued interest which bears interest at the floating prime interest rate plus 1%.

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

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 7 of TelVue's financial statements). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the six months ended June 30, 2003, TelVue made total payments of $79,016 on the Source Note. The aggregate outstanding loan balance due on the Source Note at June 30, 2003, is $116,065. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level, (ii) the generation of net income of the Source segment, and(iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loan and accrued interest to TelVue. Management believes that its present marketing strategies will maintain the ANI segment customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. During the six months ended June 30, 2003, TelVue added 889,000 subscribers to its service and had 634,000 subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, Dish Network has informed TelVue that it intends to begin ANI order processing internally (see above). Although that would deplete the total number of subscribers TelVue serves, it would not seriously impact monthly revenue (see above). In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 5.3% to 4.1% for the six months ended June 30, 2002 and 2003, respectively.

     The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. Management believes the long-term effect of deployment of digital two-way service will negatively impact TelVue. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 447 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    TelVue is actively trying to grow the Source segment business by offering new product lines and services. Prior to TelVue acquiring Source on March 9, 2001, Source subcontracted all labor for installation and repair service of the products it sold. TelVue has trained and is utilizing its existing ANI technical staff to perform these installation and service repairs. Generally the installation sales provide higher gross profit margins than the hardware sales, and therefore the Source segment is focusing on growing this line of business. However, during the six months ended June 30, 2003, Source experienced a decline in installation revenue as a result of the IT recession. Source also offers service contracts on the equipment it sells. Source has expanded its business lines by reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent. Source has been marketing its products and services and trying to create customer awareness through direct-mail advertising, e-mail, cold calling and by exhibiting its service and installation products along with various suppliers products at regional technical, education and business exhibitions in the Southeast Pennsylvania and New Jersey areas as well as using billboard advertising in high-traffic areas. Source has experienced a decrease in sales from $1,184,909 for the six months ended June 30, 2002 to $778,404 for the six months ended June 30, 2003. There can be no assurance that sales will not further decline or that sales will grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be. If the Source segment sales continue to decline and the net losses continue to increase, TelVue may have to restructure, downsize or discontinue the Source segment operations.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within the company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. During the quarterly period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue's internal control over financial reporting.

      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

TelVue's annual meeting of stockholders was held on June 11, 2003. The following five directors were elected:

                           Vote For     Votes Withheld     Votes Abstained
                          -----------   --------------     ---------------
1.	H.F. Lenfest        128,226,937       290,955                 0
2.	Frank J. Carcione   128,226,937       290,955                 0
3.	Joseph M. Murphy    128,226,937       290,955                 0
4.	Joy Tartar          128,226,937       290,955                 0
5.	Neil Heller         128,226,937       290,955                 0

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

10.11 Letter dated March 26, 2003, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2005(incorporated by reference to the December 31, 2002 Form 10-KSB (the "2002 Form 10-KSB")).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2003 Financial Statements included herein).

22. Published report regarding Matters Submitted at Annual Meeting held on June 11, 2003 (included herein at Item 4).

23. Consent of Pressman Ciocca Smith LLP, Certified Public Accountants (incorporated by reference to the 2002 Form 10-KSB).

31.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(included herein).

31.2 Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(included herein).

32.2 Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

(b)    Reports on Form 8-K

       None


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELVUE CORPORATION



Dated:   8/11/03                   By: /s/Frank J. Carcione
                                        -----------------------------------
                                        Frank J. Carcione
                                        President(Chief Executive Officer)



Dated:   8/11/03                    By: /s/Irene A. DeZwaan
                                        ---------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)

                                  EXHIBIT INDEX
31.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(included herein).

31.2 Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(included herein).

32.2 Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

EXHIBIT 31.1
CERTIFICATION

      I, Frank J. Carcione, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of TelVue Corporation;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2003
                                          /s/Frank J. Carcione
                                          --------------------
                                          Frank J. Carcione,
                                          President
                                          (Chief Executive Officer)



EXHIBIT 31.2
CERTIFICATIONS

     I, Irene A. DeZwaan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TelVue Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2003
                                          /s/Irene A. DeZwaan
                                          -------------------
                                          Irene A DeZwaan
                                          Treasurer (Controller)







EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Carcione, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	August 11, 2003  			/s/Frank J. Carcione
                                    --------------------
						Frank J. Carcione
						President (Chief Executive Officer)



EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	August 11, 2003               /s/Irene A. DeZwaan
                                    -------------------
                                    Irene A. DeZwaan
                                    Treasurer (Controller)