Form 10QSB
period 2003-09-30
TELVUE CORP
filed 2003-11-12
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2003

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

Number of shares of registrant's common stock outstanding as of October 21, 2003: 24,827,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------   ------
This report includes a total of 27 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of September 30, 2003
          (unaudited) and as of December 31, 2002

          Statements of Operations for the three
          months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                               September 30,   December 31,
                                                   2003            2002
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $ 1,032,518     $  652,059
  Accounts receivable - trade, net of allowance
   of $86,302 at September 30, 2003 and
   December 31, 2002                                921,476      1,220,997
  Inventory                                          64,569         85,905
  Deferred tax asset                                366,037        350,000
  Other current assets                               35,890         70,554
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         2,420,490      2,379,515

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,544,235      5,387,628
  Less accumulated depreciation                   5,238,349      5,080,545
                                                -----------     ----------
                                                    305,886        307,083

OTHER ASSETS
  Deferred tax asset                                 75,090        467,576
  Goodwill                                          800,000        800,000
  Covenant not to compete - net of accumulated
   amortization of $6,455 and $4,593 in 2003
   and 2002, respectively                             3,545          5,417
  Other assets                                        8,800          8,800
                                                 ----------     ----------
                                                    887,435      1,281,793
                                                 ----------     ----------
                                                 $3,613,811     $3,968,391
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                           $79,790       $155,990
  Accrued interest majority stockholder-current     546,049        540,000
  Accounts payable - trade                          104,328        288,396
  Accrued expenses                                  206,380        230,070
  Deferred service revenue, net of expense            5,239          5,968
  Accrued income taxes                                6,172            -
  Accrued dividends payable                       2,427,903      2,111,220
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    3,375,861      3,331,644

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER - net
   of current portion                                  -           666,228

NOTES PAYABLE, net of current portion                  -            40,335

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $5,841,036)               3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,827,274 and 24,817,274
  shares issued and outstanding at September 30,
  2003 and December 31, 2002, respectively          248,273        248,173
  Additional paid-in capital                      1,587,753      1,587,353
  Accumulated deficit                            (5,657,770)    (5,965,036)
                                                 -----------    -----------
                                                 (3,821,744)    (4,129,510)
                                                 -----------    -----------
                                                 $3,613,811     $3,968,391
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.




                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                     September 30,
                                               ----------------------------
                                                     2003            2002
                                                     ----            ----
REVENUES
  ANI services                                 $ 1,179,675     $ 1,295,040
  Hardware sales and service                       446,695         480,590
                                               -----------     -----------
TOTAL REVENUES                                   1,626,370       1,775,630

COST OF REVENUES
  ANI services                                     391,925         409,695
  Hardware sales and service                       404,597         392,232
                                              ------------     -----------
TOTAL COST OF REVENUES                             796,522         801,927
                                              ------------     -----------
GROSS MARGIN                                       829,848         973,703

OPERATING EXPENSES
  Selling and marketing                            192,859         233,240
  General and administrative                       210,415         196,346
  Depreciation & amortization                       54,958          63,076
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           458,232         492,662
                                               -----------     -----------
OPERATING INCOME                                   371,616         481,041

OTHER INCOME (EXPENSE)
  Interest income                                    2,070           1,232
  Interest expense                                 (12,451)        (24,511)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (10,381)        (23,279)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         361,235         457,762

INCOME TAX EXPENSE                                 144,988         190,594
                                                ------------     ----------

NET INCOME                                         216,247         267,168

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  110,686     $   161,607
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.00            $.01
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,827,274      24,785,824
                                                 ==========      ==========
   DILUTED                                       95,531,313      55,901,399
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.


                                 TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                   Nine Months Ended
                                                    September 30,
                                               ----------------------------
                                                     2003            2002
                                                     ----            ----
REVENUES
  ANI services                                 $ 3,612,134     $ 3,620,067
  Hardware sales and service                     1,225,099       1,665,499
                                               -----------     -----------
TOTAL REVENUES                                   4,837,233       5,285,566

COST OF REVENUES
  ANI services                                   1,192,266       1,417,866
  Hardware sales and service                     1,080,262       1,373,443
                                              ------------     -----------
TOTAL COST OF REVENUES                           2,272,528       2,791,309
                                              ------------     -----------
GROSS MARGIN                                     2,564,705       2,494,257

OPERATING EXPENSES
  Selling and marketing                            648,209         807,954
  General and administrative                       687,804         656,405
  Depreciation & amortization                      159,677         201,403
                                               -----------     -----------
TOTAL OPERATING EXPENSES                         1,495,690       1,665,762
                                               -----------     -----------
OPERATING INCOME                                 1,069,015         828,495

OTHER INCOME (EXPENSE)
  Interest income                                    4,776           4,915
  Interest expense                                 (45,390)        (79,278)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (40,614)        (74,363)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                       1,028,401         754,132

INCOME TAX EXPENSE                                 404,449         300,906
                                                ------------     ----------

NET INCOME                                         623,952         453,226

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (316,683)       (316,683)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $  307,269     $   136,543
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.01            $.01
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,827,274      24,778,712
                                                 ==========      ==========
   DILUTED                                       95,531,313      55,894,287
                                                 ==========      ==========




The accompanying unaudited notes are an integral part of these statements.



                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                                    ---------------------
                                                     2003            2002
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   623,952      $ 453,226
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation & amortization                     159,677        201,403
    Deferred taxes                                  376,449        269,906
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     299,521       (335,877)
    Inventory                                        21,332        (18,649)
    Other current assets                             34,664         19,171
    Prepaid income taxes                                -           (5,700)
    Other assets                                        -              500
   Increase (decrease) in -
    Accrued interest - majority stockholder        (660,179)      (356,931)
    Accounts payable - trade                       (184,068)        37,642
    Accrued expenses                                (23,690)       (36,081)
    Accrued income taxes                              6,172        (53,000)
    Deferred service revenue, net of expense           (729)          (109)
                                                 -----------    -----------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                     653,101        175,501
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (156,607)       (73,797)
                                                 -----------    -----------
   NET CASH (USED) BY INVESTING ACTIVITIES         (156,607)       (73,797)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction:
     Notes payable - other                         (116,535)       (75,370)
   Issuance of common stock                             500          1,500
                                                 -----------     ----------
   NET CASH (USED) BY FINANCING ACTIVITIES         (116,035)       (73,870)
                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  380,459         27,834

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               652,059        544,455
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,032,518     $  572,289
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. For the nine months ended September 30, 2003, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2003           2002
                                           ----            ----
             Income taxes               $ 21,828        $ 89,700
             Interest                   $705,569        $443,320

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $316,683 for each of the nine month periods ended September 30, 2003 and 2002.

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 2003 and 2002. Incremental shares of 70,704,039 and 31,115,575 for the nine months ended September 30, 2003 and 2002, respectively, were used in the calculation of diluted earnings per common share.


                                     Net Income
                                       (Loss)
                                     Available       Average
                                     to Common       Shares        Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2003                                  $  307,269     24,827,274    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            316,683     39,645,962
  Vested unexercised stock options          -         1,142,917
                                      -----------    ----------    -------
Diluted                                  623,952     95,531,313    $ .01
                                      ===========    ==========    =======

2002                                  $  136,543     24,778,712    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Vested unexercised stock options          -         1,200,415
                                      -----------    ----------    -------
Diluted                                  136,543     55,894,287    $ .00
                                      ===========    ==========    =======


5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 2003, accrued dividends on outstanding preferred stock amounted to $2,427,903.

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

The provisions for income tax expense consist of the following components:

                                                  2003             2002
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                            28,000            31,000
                                              -----------        ----------
                                                  28,000            31,000
Deferred
 Federal                                         376,449           269,906
 State                                              -                 -
                                               ----------        ----------
                                                 376,449           269,906
                                               ----------        ----------
                                               $ 404,449         $ 300,906
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately $333,000 on a tax-reporting basis as of September 30, 2003. The carryforward will begin to expire in 2010, if not utilized.

7.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable and Accrued Interest - Majority Stockholder
--------------------------------------------------------
On March 26, 2003, the Company obtained from the majority stockholder an extension to January 1, 2005, of his prior agreement not to demand repayment of his loans to the Company or the accrued interest on such loans. The Company has decided to voluntarily make, and the majority stockholder has agreed to accept, monthly payments of $50,000, when, in the opinion of management, the Company has such cash available that is not needed to fund operations. The Company makes current interest payments from the monthly payment and the balance of the payment is applied to either accrued interest or principal. The Company may make monthly payments in excess of $50,000 when it has excess cash that is not needed to fund operations. The Company made total payments of $700,000 during the nine months ended September 30, 2003. The Company has classified $546,049 of accrued interest as a current liability. As of September 30, 2003, the Company had an outstanding non-interest bearing note due to the majority stockholder in the principal amount of $541,000 and accrued interest on former outstanding notes in the aggregate amount of $546,049 that bears interest at a rate of prime plus one percent (1%).

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. As of September 30, 2003 the principal amount of the note was $77,864.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan is payable monthly in the amount of $390, including principal and interest, has a term of three years and bears interest at 5% per annum. As of September 30, 2003, the principal amount due on the loan was $1,926.

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

The Company provides ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. Pre-bankruptcy outstanding accounts receivable from Adelphia of $157,210 are due to the Company. During the fourth quarter of 2002, the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. It is not known when the Company will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectable portion. Any billings subsequent to the bankruptcy filing date should be paid under the Company's terms of net 20 days.

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

Summarized financial information by reporting segment as of and for each of the nine months ended September 30, 2003 and 2002, is as follows:

Nine months ended September 30, 2003      ANI         Source        Total
------------------------------------   ----------  -----------   ----------
Revenues                               $3,612,134  $1,225,099    $4,837,233
Operating income (loss)                 1,501,090    (432,075)    1,069,015
Interest expense                           45,176         214        45,390
Income (loss) before income taxes       1,459,302    (430,901)    1,028,401
Capital expenditures                      148,143       8,464       156,607


Nine months Ended September 30, 2002       ANI        Source        Total
------------------------------------   ----------   ----------   ----------
Revenues                               $3,620,067   $1,665,499   $5,285,566
Operating income                        1,209,937     (381,442)     828,495
Interest expense                           78,900          378       79,278
Income before income taxes              1,134,272     (380,140)     754,132
Capital expenditures                       25,846       47,951       73,797

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     TelVue Corporation ("TelVue") operates two business segments. One segment is a marketing and service company that sells automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI Service"). TelVue provides the ANI Service through equipment it purchases. TelVue's equipment for providing the ANI Service nationwide is located at TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCI. TelVue believes it receives a favorable trunk usage rate from MCI.

     TelVue's business segment that operates under the name, Source Communications Group was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation that was located in Mullica Hill, New Jersey. The Source segment functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. Source represents a number of well-known equipment, software and communications service suppliers. Source molds these resources into a custom business solution for its clients and satisfies its customers' individual voice, video and data communications needs. The Source customer base is broad, representing such industries as healthcare, entertainment, financial, education, government and utilities. The acquisition was part of a strategy to allow TelVue to grow and diversify both its product lines and customer base beyond the cable TV industry.

     The Source segment sells computer related equipment, network systems, software, and data communications equipment. In addition to the sale of equipment, Source offers equipment installations, service contracts, and service repair to equipment not under service contract. The ANI Service technical staff is being trained for various products and technologies, and is being utilized to perform the service and installation. Prior to the acquisition, Source sold only hardware and subcontracted any labor needed for installation or service. In addition to the revenue streams noted above, Source resells bandwidth to customers for internet access, for which it charges a monthly access fee, and sells through agents, DSL, ISDN and point-to-point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent.

     TelVue has developed a new product and service called the TelVue Virtual Television Network ("TVTN") and has applied for a patent. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue is selling the TVTN hardware-software platform to the municipalities and is also charging ongoing monthly support fees for services provided by TelVue. TelVue has sold one platform in July 2003, for $12,000 along with a monthly support agreement of $1,000 per month, effective January 1, 2004.

     The ANI segment had operating income of $480,627 and $1,501,090 for the three and nine months ended September 30, 2003, respectively, compared to $592,012 and $1,209,937 for the three and nine months ended September 30, 2002, respectively. ANI Service revenue decreased $115,365 and $7,933 for the three and nine months ended September 30, 2003, respectively. TelVue experienced a decrease in pay-per-view buy revenue of $49,813 and $178,490 for the three and nine months ended September 30, 2003, respectively. Data link, program number and feature revenue decreased $82,468 and increased $211,313 for the three and nine months ended September 30, 2003, respectively. The decrease in pay-per-view buy revenue is due to a continuing reduction in the average monthly buy rate from 4.7% to 4.1% for the three months ended September 30, 2002 and 2003, respectively, and from 5.1% to 4.1% for the nine months ended September 30, 2002 and 2003, respectively. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, an erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there exists a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. Feature revenue increased during the nine months ended September 30, 2003 due to a feature price increase that TelVue implemented for the majority of its customers on May 1, 2002. However, there was a decrease during the three months ended September 30, 2003, because the comparative quarter in 2002 also reflects the feature price and the buy rates are lower in the third quarter 2003. The ANI service cost of revenues decreased $17,770 and $225,600 for the three and nine months ended September 30, 2003, respectively. This is partially due to a decrease in trunk expense of $18,844 and $134,260 for the three and nine months ended September 30, 2003, respectively, as a result of reduced trunk expense rates under TelVue's new MCI contract that went into effect on June 1, 2002. In addition, data link expense decreased $37,554 for the nine months ended September 30, 2003, as a result of customers consolidating their data links and also as a result of a reduction in data link fees under the new MCI contract. An allocation of ANI service technical personnel labor to the Source segment also contributed to the reduction in ANI cost of revenue for the nine months ended September 30, 2003.

     The Source segment had operating losses of $109,011 and $432,075 for the three and nine months ended September 30, 2003, respectively, compared to $110,971 and $381,442 for the three and nine months ended September 30, 2002, respectively. Hardware sales and service revenue decreased $33,895 and $440,400 for the three and nine months ended September 30, 2003, respectively. There was a corresponding decrease in hardware sales and service cost of revenues of $293,181 for the nine months ended September 30, 2003, and an increase in cost of revenues of $12,365 for the three months ended September 30, 2003. The gross profit margins were 9% and 12% for the three and nine months ended September 30, 2003, respectively, compared to 18% for both the three and nine months ended September 30, 2002. The total sales and service revenue at September 30, 2003 is comprised of 85% hardware sales, 12% service installation and repair revenue, 2% internet access revenue, and 1% service contract revenue. The corresponding direct expenses have relatively the same percent distributions. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at September 30, 2003 and 2002, represents a blend of the two types of sales with the majority of sales being commodity. TelVue believes the Source operating loss and decrease in sales for the three and nine months ended September 30, 2003, can be attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. As of September 30, 2003, Source had three full-time sales representatives and one independent sales representative actively selling its products.

    Selling and marketing expenses decreased $40,381 and $159,745 for the three and nine months ended September 30, 2003, respectively. These decreases are partially a result of decreases for the three and nine months ended September 30, 2003, in ANI segment commission expense of $8,732 and $53,070 as a result of fewer new cable subscribers being added to the ANI service and a decrease in Source segment payroll and payroll tax expense of $48,328 and $58,967 as a result of fewer sales personnel along with decrease in various other expense categories. General and administrative expenses increased $14,069 and $31,399 for the three and nine months ended September 30, 2003, respectively, partially as a result of an increases for the three and nine months ended September 30, 2003, in accounting expense of $6,888 and $19,616 partially related to auditing Source and an increase in insurance expense of $9,919 for the nine months ended September 30, 2003, as a result of policy rates increasing.

     TelVue had income before taxes of $361,235 and $1,028,401 for the three and nine months ended September 30, 2003, respectively, compared to $457,762 and $754,132 for the three and nine months ended September 30, 2002, respectively. TelVue recorded income tax expense of $404,449 for
the nine months ended September 30, 2003.   Included in the income tax
expense for the nine months ended September 30, 2003 were deferred income taxes of $376,449. TelVue's federal net operating loss carry forward was approximately $333,000 on a tax-reporting basis as of September 30, 2003.

     During the nine months ended September 30, 2003, TelVue purchased $156,607 of equipment compared to $73,797 purchased during the nine months ended September 30, 2002. The majority of the equipment purchased during the nine months ended September 30, 2003, was for an outdialing message service that TelVue began to promote to its cable customers in July 2003. This service is used in promoting major special events and premium channel upgrades. Depreciation and amortization expense decreased $41,726 for the nine months ended September 30, 2003, as a result of assets being fully depreciated. Depreciation and amortization accounted for 11% of total operating expenses for the nine months ended September 30, 2003, compared to 12% for the 2002 period.

     As of September 30, 2003, TelVue was serving approximately 21.2 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 21.5 million full-time and 1.3 million part-time cable subscribers served as of September 30, 2002. The part-time subscribers did not significantly contribute to the revenue or service expenses for the three months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, TelVue added approximately 1,214,000 subscribers to its ANI Service and had approximately 2,273,000 subscribers cancel the ANI service. Of the customer additions for the nine months ended September 30, 2003, 1,000,000 of the subscribers were from the Dish Network. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, Dish Network has informed TelVue that it will begin ANI order processing internally. The Dish Network intends to transition its subscribers onto its internal network over the period October 2003 through January 2004. Dish Network intends to continue to use TelVue for its monthly speech recording. Currently, Dish Network contributes approximately 3% to the total TelVue revenue. When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 9.0 million, and the annual service revenue will be reduced by a net amount in the range of approximately $135,000 to $165,000.

      There was a decrease in total liabilities of $662,346 for the nine months ended September 30, 2003. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accrued interest majority stockholder of $660,179 as a result of accrued interest payments. Total assets decreased $354,580 for the nine months ended September 30, 2003, which is partially a result of a decrease in deferred tax asset of $376,449. TelVue's days for sales in average accounts receivable was 60 days at September 30, 2003, compared to 61 days at September 30, 2002. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. During the fourth quarter of 2002, TelVue established a bad debt reserve of $86,302. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002 (see Note 8 to TelVue's financial statements). It is not known when TelVue will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectable portion.

     TelVue had positive cash flow from operating activities of $653,101 for the nine months ended September 30, 2003 compared to positive cash flow of $175,501 for the nine months ended September 30, 2002. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $1,160,078 for the nine months ended September 30, 2003, compared to positive cash flow from operating activities of $924,535 for the nine months ended September 30, 2002.

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). This loan was repaid in its entirety in 2001. During the nine months ended September 30, 2003, TelVue made total payments to Mr. Lenfest of $700,000. The aggregate outstanding loan balance due to Mr. Lenfest as of September 30, 2003, is $541,000 in loan principal for the non-interest bearing Science Dynamics Corporation note and $546,049 in accrued interest which bears interest at the floating prime interest rate plus 1%.

     TelVue remains dependent upon the deferral of a lump sum repayment of principal and interest due to Mr. Lenfest to fund operations and capital expenditures from operating cash flow. On March 26, 2003, TelVue obtained from Mr. Lenfest a written agreement stating he will not demand repayment of his loans or the cash payment of accrued interest on the loans through January 1, 2005. On January 1, 1999, TelVue began to pay current monthly interest payments to Mr. Lenfest from its monthly loan payment and applied the balance from the monthly payment to either principal or accrued interest. TelVue has decided to voluntarily make, and Mr. Lenfest has agreed to accept, monthly payments of $50,000. TelVue may make monthly payments in excess of $50,000 when, in the opinion of management, TelVue has excess cash that is not needed to fund operations. The monthly payment amount may vary depending on the availability of cash. TelVue intends to continue to invest cash in the Source segment during the remainder of 2003 in an effort to grow the business.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 7 of TelVue's financial statements). The Source Note has a term of three years. Interest only is payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the nine months ended September 30, 2003, TelVue made total payments of $118,521 on the Source Note. The aggregate outstanding loan balance due on the Source Note at September 30, 2003, is $77,864. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue is cross-training its technical personnel to work within the Source business and has also hired sales representatives to promote the Source products.

     TelVue's ability to fund its operating expenses primarily depends on three factors: (i) retaining its current subscriber base level, (ii) the generation of net income of the Source segment, and (iii) the continued deferral by Mr. Lenfest of a lump sum cash repayment of his loan and accrued interest to TelVue. Management believes that its present marketing strategies will maintain the ANI segment customer base, although there can be no assurances that TelVue will be able to attract any further customers or that it will retain its current customers. During the nine months ended September 30, 2003, TelVue added 1,214,000 subscribers to its service and had 2,273,000 subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, Dish Network has informed TelVue that it intends to begin ANI order processing internally, by transitioning its subscribers onto its internal network over the period October 2003 through January 2004 (see above). In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 5.1% to 4.1% for the nine months ended September 30, 2002 and 2003, respectively.

	The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. Management believes the long-term effect of deployment of digital two-way service will negatively impact TelVue. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 440 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    TelVue is actively trying to grow the Source segment business by offering new product lines and services. Prior to TelVue acquiring Source on March 9, 2001, Source subcontracted all labor for installation and repair service of the products it sold. TelVue has trained and is utilizing its existing ANI technical staff to perform these installation and service repairs. Generally, the installation sales provide higher gross profit margins than the hardware sales, and, therefore, the Source segment is focusing on growing this line of business. However, during the nine months ended September 30, 2003, Source experienced a decline in installation revenue as a result of the IT recession. Source also offers service contracts on the equipment it sells. Source has expanded its business lines by reselling bandwidth to customers for internet access, for which it charges a monthly access fee, and selling through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent. Source has been marketing its products and services and trying to create customer awareness through direct-mail advertising, e-mail, cold calling and by exhibiting its service and installation products along with various suppliers' products at regional technical, education and business exhibitions in the Southeast Pennsylvania and New Jersey regions as well as using billboard advertising in high-traffic areas. Source has experienced a decrease in sales from $1,665,499 for the nine months ended September 30, 2002 to $1,225,099 for the nine months ended September 30, 2003. There can be no assurance that sales will not further decline or that sales will grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be. If the Source segment sales continue to decline and the net losses continue to increase, TelVue may have to restructure, downsize or discontinue the Source segment operations.

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

10.11 Letter dated March 26, 2003, from H.F. Lenfest, waiving the repayment of loans and accrued interest until January 1, 2005 (incorporated by reference to the December 31, 2002 Form 10-KSB (the"2002 Form 10-KSB")).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2003 Financial Statements included herein).

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


                                            TELVUE CORPORATION



Dated:   11/10/03                   By:  /s/Frank J. Carcione
                                        -----------------------------------
                                        Frank J. Carcione
                                        President(Chief Executive Officer)



Dated:   11/10/03                    By: /s/Irene A. DeZwaan
                                        ---------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)

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

Date: November 10, 2003

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

Date: November 10, 2003

                                          /s/Irene A DeZwaan
                                          ---------------------
                                          Irene A DeZwaan
                                          Treasurer (Controller)







EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Frank Carcione, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	November 10, 2003             /s/Frank J. Carcione
                                    --------------------
                                    Frank J. Carcione
                                    President (Chief Executive Officer)



EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	November 10, 2003             /s/Irene A. DeZwaan
                                    -------------------
                                    Irene A. DeZwaan
                                    Treasurer (Controller)