Form 10KSB
period 2003-12-31
TELVUE CORP
filed 2004-03-26
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2003

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

      Title of Each Class

      Common, $0.01 per share par value

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                              ----
Indicate by check mark whether the registrant is an accelerated filer (As
defined in Rule 12b-2 of the Exchange Act.  Yes     No  X
                                               ----   ----
Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                               -----
The Issuer's revenue for the fiscal year ended December 31, 2003 was $6,197,914.

The Aggregate Market Value of voting and non-voting common equity held by non-affiliates of the Issuer as of March 5, 2004, based on a per share average bid and asked price of $.06 was $584,198.

Number of shares of Issuer's common stock outstanding as of March 5, 2004:
24,847,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    _____    _____

                     DOCUMENTS INCORPORATED BE REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2003, are incorporated by reference into Part III of this Form 10-KSB.

                                PART I
ITEM 1.     BUSINESS

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

      The ANI Service segment is principally a service oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment used is owned and installed by TelVue. The equipment is located at TelVue's home office in Mt. Laurel, New Jersey.
The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes that these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). During 2003, no additional equipment purchases or software modifications were required to provide ANI Service. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCI. TelVue believes it receives a favorable trunk usage rate from MCI.

As of December 31, 2003, TelVue had contracts to provide service to 577 cable television systems, serving approximately 20.6 million full-time subscribers and approximately 1.2 million part-time subscribers. Part-time subscribers are subscribers who only use TelVue's ANI service for major special events, such as boxing, wrestling and concerts. TelVue markets and provides service to cable television systems on a part-time basis so that cable television systems which use alternate pay-per-view ordering services become familiar and comfortable enough with TelVue's ANI service to use the ANI service on a full-time basis.

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

     TelVue's business segment that operates under the name, Source Communications Group, was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source"), a Delaware corporation located in Mullica Hill, NJ. The Source segment functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic states. Source represents a number of well-known equipment, software and communications service suppliers. Source molds these resources into a custom business solution for its clients and satisfies its customers' individual voice, video and data communications needs. The Source customer base is broad, representing such industries as healthcare, entertainment, financial, education, government and utilities. The Source acquisition was part of a strategy to allow TelVue to grow and diversify both its product lines and customer base beyond the cable TV industry. Jeffrey Kraengel, the former President of Source, joined TelVue as an Executive Vice President for a term of two years over the period March 9, 2001 through March 8, 2003, with the responsibility of integrating the Source operations into TelVue, expanding existing business with current customers and suppliers, identifying and creating new business opportunities, and training employees. Mr. Kraengel served as a consultant to the Source segment from March 9, 2003 through March 8, 2004.

      The Source segment sells computer related equipment, network systems, software, and data communications equipment. Source does not engage in the manufacture of the equipment it sells. In addition to the equipment sale, Source offers installation of equipment, service contracts, and service repair to equipment not under service contract. All payment terms for customers are net 30 days. The ANI Service technical staff is being utilized to perform the service and installation. Prior to the acquisition, Source sold only hardware and subcontracted any labor needed for installation or service. In addition to the revenue streams noted above, Source resells bandwidth to customers for internet access, for which it charges a monthly access fee, and sells through agents, DSL, ISDN and point to point data circuits to customers for which it receives a one-time commission from the telephone carrier or agent.

     TelVue has developed a new product and service called the TelVue Virtual Television Networks ("TVTN") and has applied for a patent. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue is selling the TVTN hardware-software platform to the municipalities and is also charging ongoing monthly support fees for services provided by TelVue. TelVue sold one platform in 2003 and plans to continue to market this product in 2004.

     For information regarding TelVue's revenue, operations and assets, please refer to TelVue's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation.

LICENSES

     On July 8, 2003, TelVue filed for a patent for its TVTN service (see above). This service provides the operators of Cable-TV Access Channels, typically municipalities or schools, with the ability to generate a computerized TV signal on those channels. The TVTN signal is comprised of pictures, headlines, voice-over narration, full motion video clips and graphics.

     TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001, related to this system.

     TelVue previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2003. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

     TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) communication subsystems ("HPs") that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue had purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2003.

     TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge and nonexclusive license to use the Science patent.

MARKETING OF SERVICES

      Sales of TelVue's ANI Services to date have been made to operating cable television companies with a broad geographical distribution and to a satellite distribution company. Relations with all customers are good. TelVue's ANI Service is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services include the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. TelVue believes its services resolve these pay-per-view ordering problems. As of December 31, 2003, there are three Multi System Operators ("MSOs") that individually comprise more than 10% of TelVue's ANI Service revenue. These percentages may vary as contracts with additional cable companies are concluded and as cable operators continue to consolidate their systems with other cable operators.

  	The Source segment continues to market its products and services using a variety of methods including exhibiting at local Chamber of Commerce shows, education and school board shows, technology shows, sponsoring breakfasts for regional technology groups, telemarketing, direct mail, and internet methods.

     The TVTN service will be marketed using direct mail and telemarketing to municipal officials while attending various League of Municipality Conferences to demonstrate the service.

COMPETITION

     TelVue uses telephone company grade, feature-laden equipment for its automated pay-per-view order processing service. TelVue has a reputation for offering customer friendly features and excellent customer service. In addition, TelVue offers 24-hour customer service and reliability with near zero down time, particularly under heavy load during major special events. TelVue's excellent customer service reputation has allowed it to continue its preeminent position as a leading ANI pay-per-view service provider, even though continued digital service rollout by cable operators has begun to erode its subscriber base.

     Source operates in an extremely competitive marketplace in which it needs to differentiate itself by providing added value to the products and services it sells. Source's competitors include hardware suppliers, software consulting groups who also sell hardware, mail order suppliers, internet suppliers and telephone carriers engaged in selling hardware and installation. A number of the suppliers that Source represents provide unique and sophisticated solutions that require a degree of customer service that is not attainable otherwise. Source needs to continuously introduce new products and technology to its customer base in order to remain competitive. Source is focusing on higher price points, higher margin, emerging market products and services such as Outdoor Wireless, Network Security, and Voice IP over the LAN. These products require a higher degree of technical knowledge and configurations to install and maintain, limiting the peers capable of supplying and supporting this product.

     TVTN currently has competition from software and hardware suppliers to municipalities that operate Municipal/Educational cable access channels. However, at this time, none of those competitors offer the monthly programming and service level that TVTN offers.

EMPLOYEES

      At December 31, 2003, TelVue had seventeen full-time employees and one part-time employee. Two of the employees spend 100% of their time working for the Source segment, the remaining fifteen employees are ANI Service employees whose time is allocated to the Source segment as work is performed. Additional personnel may be added as circumstances require.

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

     The Source division experiences backlog for orders placed by customers when the goods have not yet been shipped and invoiced. As of December 31, 2003, there existed approximately $190,000 of backlog.

RESEARCH AND DEVELOPMENT

     TelVue is principally a sales and marketing company. In 2003, TelVue incurred $38,195 in consulting fees in connection with the development of the TVTN product. TelVue does not anticipate any significant or material research and development in the future.

ITEM 2.     PROPERTIES

      TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2004. TelVue intends to renew its lease. The office space is used to house the equipment used to provide the ANI Service as well as TelVue's ANI Service and the Source segment's executive, sales, secretarial and technical support personnel.

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

                             PART II

ITEM 5. MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 2003                          HIGH                    LOW

        First                               $.04	             $.03

        Second                              $.04                   $.03

        Third                               $.09                   $.015

        Fourth                              $.08                   $.031


      QUARTER 2002

        First                               $.08                   $.04

        Second                              $.06                   $.04

        Third                               $.041                  $.025

        Fourth                              $.035                  $.025

      As of March 5, 2004, there were 329 holders of record of the Common Stock of TelVue.

      TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its Common Stock in the foreseeable future. Holders of the Common Stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

     Shares of Common Stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of March 5, 2004, 18,261,275 shares of TelVue's Common Stock were entitled to 10 votes per share. The remaining 6,585,999 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock, which are entitled to ten votes per share.

EQUITY COMPENSATION PLAN INFORMATION

                      NUMBER OF
                  SECURITIES TO BE    WEIGHTED-AVERAGE       NUMBER OF
                     ISSUED UPON     EXERCISE PRICE OF      SECURITIES
                     EXCERISE OF        OUTSTANDING          REMAINING
                      OUTSTANDING     OPTIONS, WARRANTS     AVAILABLE FOR
                  OPTIONS, WARRANTS      AND RIGHTS        FUTURE ISSUANCE
PLAN CATEGORY       AND RIGHTS       COMPENSATION PLANS      UNDER EQUITY
-------------     -----------------  ------------------    ---------------
   Equity
compensation plans
  approved by
security holders          942,917              $.078            8,530,000

  Equity
compensation plans
  not approved by
security holders             (a)                (a)                  (a)

                         -------               -----            ---------
Total                    942,917               $.078            8,530,000
                         =======               =====            =========

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion will deal, at some length, with the increased operating income for year ended December 31, 2003 compared to December 31, 2002, and the reasons for the slight increase. We will further discuss the continuing erosion in buy rates caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. We will also discuss the potential significant loss of a large portion of the subscriber base due to cancellation notices recently received from Dish Network and Adelphia Communications. The Source segment continues to produce disappointing revenue and margins and a discussion of that business follows. Additionally, TelVue is preparing to aggressively market the new TVTN service and a short discussion of that new offering follows.

     The ANI segment had operating income of $1,818,658 and $1,592,085 for the years ended December 31, 2003 and 2002, respectively. Feature revenue increased $325,802 for the year ended December 31, 2003, due to a feature price increase that TelVue implemented for the majority of its customers on May 1, 2002. Offsetting the feature revenue increase was a decrease in per-view buy revenue of $230,760, a decrease in data link and program number revenue of $198,219, and a decrease in PPV+ revenue of $28,486 for the year ended December 31, 2003. The decrease in these revenues is due in part to a continuing reduction in the average monthly buy rate from 4.9% to 4.0% for the years ended December 31, 2002 and 2003, respectively and a reduction in the number of subscribers served in 2003 (see below). TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The ANI cost of revenues decreased $216,933. This is partially due to a decrease in trunk expense of $154,137 and a decrease in data link expense of $43,419 as a result of reduced trunk and data link rates under TelVue's new MCI contract that went into effect on June 1, 2002. An allocation of ANI service technical personnel labor to the Source segment also contributed to the reduction in ANI cost of revenue for the year ended December 31, 2003.

     As of December 31, 2003, TelVue was serving approximately 20.6 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 22.0 million full-time and 1.2 million part-time cable subscribers served as of December 31, 2002. The part-time subscribers did not significantly contribute to the revenue or service expenses for the years ended December 31, 2003 and 2002. During the year ended December 31, 2003, TelVue added approximately 1.5 million subscribers to its ANI Service and had approximately 2.9 million subscribers cancel the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Of the 1.5 million customer additions for 2003, 1.3 million of the subscribers were from the Dish Network. Dish Network has informed TelVue that it will do its ANI order processing internally and is transitioning its subscribers onto its internal network. In the fourth quarter of 2003, Dish Network transitioned their adult product traffic onto its internal network. Dish Network plans to have their remaining sports/event and movie traffic moved onto their internal network by the end of the second quarter of 2004. Dish Network intends to continue to use TelVue for its monthly speech recording. Currently, Dish Network contributes approximately 4.6% to the total TelVue ANI service revenue. When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 9.4 million, and the annual service revenue will be reduced by a net amount in the range of approximately $135,000 to $165,000. In March 2004, Adelphia Communications ("Adelphia") verbally notified TelVue that it intends to process its ANI orders internally beginning in either June or July of 2004. During 2003, Adelphia contributed approximately 25% to the total ANI service revenue. If Adelphia leaves TelVue's service as they have discussed, the total number of subscribers TelVue serves will be depleted by approximately 1.5 million, and the annual service revenue will be reduced by approximately $1.1 million.

     The Source segment had operating losses of $993,690 and $941,892 for the years ended December 31, 2003 and 2002, respectively. There were impairment charges related to the Source segment goodwill in the amounts of $450,000 and $370,819 for the years ended December 31, 2003 and 2002, respectively, which was a large contributor to the Source operating losses. Effective January 1, 2002, TelVue adopted SFAS No. 142, "Goodwill and Other Intangible Assets" under which goodwill is no longer amortized but instead is assessed for impairment at least annually. TelVue performed its annual fair value assessment and determined that an impairment charge of $450,000 was necessary to reduce the carrying value of goodwill to its implied fair value at December 31, 2003. Hardware sales and service revenue decreased $845,141 for the year ended December 31, 2003. There was a corresponding decrease in hardware sales and service cost of revenues of $670,760 for the year ended December 31, 2003. The gross profit margins were 12% and 15% for the years ended December 31, 2003 and 2002, respectively. The total sales and service revenue at December 31, 2003 is comprised of 84% hardware sales, 13% service installation and repair revenue, 2% service contract revenue, and 1% internet access revenue. The corresponding direct expenses have relatively the same percent distributions. Generally, Source executes two types of hardware sales; one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at December 31, 2003 and 2002, represents a blend of the two types of sales with the majority of sales being commodity. TelVue believes the Source operating loss and decrease in sales for the year ended December 31, 2003, can be attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. In an effort to reduce costs and maintain a productive sales force, Source reduced its sales force from five full-time sales representatives and one part-time sales representative at December 31, 2002 to two full-time representatives and 2 independent sales representatives at December 31, 2003.

    Selling and marketing expenses decreased $241,771 for the year ended December 31, 2003. The decrease is partially a result of a decrease in commission expense of $76,853 as a result of fewer new cable subscribers being added to the ANI service and lower Source segment sales. The Source segment payroll decreased $132,624 as a result of a reduction in sales personnel (see above). Source advertising expense decreased $22,294 in 2003 as a result of eliminating non-productive advertising. There were also decreases in various other sales expense categories. General and administrative expenses decreased $29,390 for the year ended December 31, 2003, mainly as a result of a decrease in bad debt expense of $79,865. On June 25, 2002, Adelphia Communications ("Adelphia") filed for Chapter 11 bankruptcy. Outstanding balances due to TelVue from Adelphia at the time of its bankruptcy filing were $157,210. During 2002, TelVue recorded a 50% bad debt reserve estimate in the amount of $78,605 for the pre-bankruptcy outstanding invoices from Adelphia. No additional reserve was needed for the year ended December 31, 2003.

      Partially offsetting the favorable variance in bad debt expense mentioned above, was an unfavorable variance of $65,392 in expenses related to the TVTN service (see description of business). Included in this expense were consulting fees of $38,195 and approximately $23,000 in expenses related to a trade show used to present the TVTN product. TelVue sold one TVTN platform in July 2003 along with a monthly support agreement, effective January 1, 2004. TelVue made presentations to an additional 23 communities, many of which are considering adopting the TVTN service. However, long municipal decision and approval processes are required. TelVue intends to initially market the service regionally in New Jersey, Pennsylvania and Delaware.

     TelVue had income before income taxes of $781,200 and $555,549 for the years ended December 31, 2003 and 2002, respectively. TelVue recorded income tax expense of $300,730 and $203,930 for the years ended December
31, 2003 and 2002, respectively.   TelVue's federal net operating loss
carry forward was approximately $650,000 on a tax-reporting basis as of December 31, 2003 (see Note 10 to TelVue's Financial Statements).

     During the year ended December 31, 2003, TelVue purchased $158,759 of equipment compared to $96,816 purchased during the year ended December 31, 2002. The majority of the equipment purchased during the year ended December 31, 2003, was for an out dialing message service that TelVue began to promote to its cable customers in July 2003. This service is used in promoting major special events and premium channel upgrades. Depreciation and amortization expense decreased $47,583 for the year ended December 31, 2003, as a result of assets being fully depreciated. Depreciation and amortization accounted for 9% of total operating expenses for the year ended December 31, 2003 compared to 10% for the year ended December 31, 2002.

      There was a decrease in total liabilities of $993,160 for the year ended December 31, 2003. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accrued interest due to the majority stockholder of $1,206,228 as a result of accrued interest payments. Total assets decreased $933,434 for the year ended December 31, 2003, which is partially a result of a decrease in deferred tax asset of $299,995 and as a result of a goodwill impairment charge in the amount of $450,000 (see above and Note 4 to TelVue's financial statements). TelVue's days for sales in average accounts receivable was 60 days at December 31, 2003, compared to 57 days at December 31, 2002. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue has a bad debt reserve established in the amount of $91,009 as of December 31, 2003. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002 (see above). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid.

     TelVue had positive cash flow from operating activities of $504,173 for the year ended December 31, 2003, compared to positive cash flow of $315,527 for the year ended December 31, 2002. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $1,442,200 for the year ended December 31, 2003, compared to positive cash flow from operating activities of $1,154,086 for the year ended December 31, 2002. The increase in cash flow over 2002 is mainly due to a reduction in selling and marketing expenses (see above).

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). This loan was repaid in its entirety in 2001. During the year ended December 31, 2003, TelVue made total interest payments to Mr. Lenfest of $1,250,097, thereby paying the accrued interest on prior borrowings in its entirety. The aggregate outstanding loan balance due to Mr. Lenfest as of December 31, 2003, is $541,000 in loan principal for the non-interest bearing Science Dynamics Corporation note. TelVue intends to negotiate, in 2004, the repayment terms of the $541,000 note with Mr. Lenfest and does not have a payment schedule in place at this time.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 6 of TelVue's financial statements). The Source Note has a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest are payable monthly at the rate of 5.06% per annum. During the year ended December 31, 2003, TelVue made total payments of $158,034 on the Source Note. The aggregate outstanding loan balance due on the Source Note at December 31, 2003, is $39,178. The acquisition of Source is part of TelVue's long-term business strategy to expand and diversify its operations. TelVue has cross-trained its technical personnel to work within the Source business.

     TelVue's ability to fund its operating expenses primarily depends on retaining its current subscriber base level and generating net income from the Source segment. Management believes that over time, continued erosion will occur in the subscriber base. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the new TVTN service to government officials and the cable industry. However, there can be no assurance that its marketing efforts will be successful. During the year ended December 31, 2003, TelVue added 1.5 million subscribers to its service and had 2.9 million subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, both Dish Network and Adelphia have informed TelVue that they intend to begin ANI order processing internally by transitioning their subscribers onto their internal networks (see above). In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 4.9% to 4.0% for the year ended December 31, 2002 and 2003, respectively.

	The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. Management believes the long-term effect of deployment of digital two-way service will negatively impact TelVue. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 421 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    During the year ended December 31, 2003, Source has experienced a decrease in sales from $2,313,566 for the year ended December 31, 2002 to $1,468,425 for the year ended December 31, 2003. There can be no assurance that sales will not further decline or that sales will grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be. If the Source segment sales continue to decline and the net losses continue to increase, TelVue may have to discontinue the Source segment operations.

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

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

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

                            PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than April 29, 2004.

ITEM 10.    EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than April 29, 2004.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than April 29, 2004.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 2003, TelVue was indebted to Mr. Lenfest in the principal amount of $541,000. During 2003, TelVue made payments to Mr. Lenfest of $1,250,097. (See Management's Discussion and Analysis or Plan of Operation and Note 5 of the 2003 Financial Statements of TelVue).

           Other related transactions are described in Notes 2, 5, and 12 of the 2003 Financial Statements of TelVue.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON
              FORM 8-K

FINANCIAL STATEMENTS

      Report of Independent Certified Public Accountants dated February 11,
      2004.

      Balance Sheets as of December 31, 2003 and 2002.

      Statements of Operations for the years ended December 31, 2003 and 2002.

      Statements of Stockholders' Deficit for the years ended December 31, 2003 and 2002.

      Statements of Cash Flows for the years ended December 31, 2003 and 2002.

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

4.3 Form of NQSO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to the 1999 Form 10-KSB).

4.4 Warrant Agreement, dated March 15, 1991, between TelVue and H.F. Lenfest (incorporated by reference to TelVue's Annual
       Report on Form 10-K for the year ended December 31, 1990, (the "1990 Form 10-K")).

4.5 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's December 31, 2003 Financial Statements included herein).

    23. Consent of Pressman Ciocca Smith LLP, Certified Public Accountants (included herein).

31.1	 Certification of Chief Executive Officer pursuant to 18 U.S.C.
 Section 1350 as adopted pursuant to Section 302 of the Sarbanes-
 Oxley Act of 2002(included herein).

31.2	   Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	   Certification of Chief Executive Officer pursuant to 18 U.S.C.
   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
   Oxley Act of 2002 (included herein).

32.2	   Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

(b)    Reports on Form 8-K

		None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than April 29, 2004.




                              SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TELVUE CORPORATION


DATED: 3/25/04                    By:   /s/Frank J Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED: 3/24/04                    By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE

/s/H F Lenfest                                              3/24/04
--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Frank J Carcione                 Director                3/25/04
--------------------------------
Frank J. Carcione

/s/Joseph Murphy                    Director                3/  /04
--------------------------------
Joseph Murphy

/s/Joy Tartar                       Director                3/24/04
--------------------------------
Joy Tartar

/s/Neil Heller                      Director                3/  /04
--------------------------------
Neil Heller

                                  EXHIBIT INDEX

23.   Consent of Pressman Ciocca Smith LLP, Certified Public
      Accountants

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

EXHIBIT 23



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
TelVue Corporation:

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated February 11 2004 relating to the balance sheets of TelVue Corporation as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2003 annual report on Form 10-KSB of TelVue Corporation.




/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 25, 2004

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

Date:  3/25/04

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

Date: 3/24/04

			                        /s/Irene A DeZwaan
                                          ---------------------
							Irene A DeZwaan
                                          Treasurer (Controller)







EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Carcione, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 3/25/04          		/s/Frank J. Carcione
                                    --------------------
						Frank J. Carcione
						President (Chief Executive Officer)



EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	3/24/04              		/s/Irene A. DeZwaan
                                    -------------------
						Irene A. DeZwaan
						Treasurer (Controller)