Form 10KSB/A
period 2003-12-31
TELVUE CORP
filed 2004-03-29
CIK 839443

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

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    _____    _____

This From 10-KSB/A is being filed to include Part II Item 7 (the "Financial Statements"), of the TelVue Corporation Form 10-KSB for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 26, 2004 ("Form 10-KSB"). A technical error in the filing process caused the Financial Statements not to be included in the EDGAR filing of the Form 10-KSB.


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


TELVUE CORPORATION
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

     Statements of Cash Flows

     Notes to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
TelVue Corporation

We have audited the accompanying balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
February 11, 2004


TelVue Corporation
Balance Sheets
December 31, 2003 and 2002

ASSETS                                                  2003         2002
                                                        ----         ----
  CURRENT ASSETS
    Cash and cash equivalents                       $   842,601 $  652,059
    Accounts receivable - trade, net of allowance
      for doubtful accounts of $91,009 in 2003
      and $86,302 in 2002                               816,394  1,220,997
    Inventory                                           184,973     85,905
    Deferred tax asset                                  350,000    350,000
    Other current assets                                 55,084     70,554
                                                      ---------  ---------
TOTAL CURRENT ASSETS                                  2,249,052  2,379,515

  PROPERTY AND EQUIPMENT                              5,546,387  5,387,628
    Less accumulated depreciation                     5,289,780  5,080,545
                                                      ---------  ---------
                                                        256,607    307,083
  OTHER ASSETS
    Deferred tax asset                                  167,581    467,576
    Goodwill                                            350,000    800,000
    Covenant not to compete, net of accumulated
     amortization of $7,093 in 2003 and $4,593 in 2002    2,917      5,417
    Other assets                                          8,800      8,800
                                                      ---------  ---------
                                                        529,298  1,281,793
                                                      ---------  ---------
                                                     $3,034,957 $3,968,391
                                                      =========  =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Notes payable - current                          $   39,953 $  155,990
    Accrued interest payable - current                        -    540,000
    Accounts payable                                    293,383    288,396
    Accrued expenses                                    163,885    230,070
    Deferred service revenue                             14,362      5,968
    Accrued dividends payable                         2,533,464  2,111,220
                                                      ---------  ---------
TOTAL CURRENT LIABILITIES                             3,045,047  3,331,644

  NOTE PAYABLE - MAJORITY STOCKHOLDER                   541,000    541,000

  ACCRUED INTEREST - MAJORITY STOCKHOLDER, net
   of current portion                                         -    666,228

  NOTES PAYABLE, net of current portion                       -     40,335

  REDEEMABLE CONVERTIBLE PREFERRED STOCK
   $1 par value, 6,900,000 shares authorized,
   3,518,694 shares, issued and outstanding,
   (liquidation value $6,052,158)                     3,518,694  3,518,694

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000 shares
    authorized, 24,847,274 and 24,871,274 shares issued
    and outstanding at December 31, 2003 and 2002,
    respectively                                        248,473    248,173
    Additional paid-in capital                        1,588,553  1,587,353
    Accumulated deficit                              (5,906,810)(5,965,036)
                                                      ---------  ---------
                                                     (4,069,784)(4,129,510)
                                                      ---------  ---------
                                                    $ 3,034,957 $3,968,391
                                                     ==========  =========
See accompanying notes.

TelVue Corporation
Statements of Operations
Years Ended December 31, 2003 and 2002

                                                      2003          2002
                                                      ----          ----
REVENUES
  ANI services                                     $ 4,729,489 $ 4,836,829
  Hardware sales and service                         1,468,425   2,313,566
                                                     ---------  ----------
                                                     6,197,914   7,150,395
COST OF REVENUES
  ANI services                                       1,631,711   1,848,644
  Hardware sales and service                         1,291,508   1,962,268
                                                     ---------   ---------
                                                     2,923,219   3,810,912
                                                     ---------   ---------
GROSS PROFIT                                         3,274,695   3,339,483

OPERATING EXPENSES
  Selling and marketing                                837,641   1,079,412
  General and administrative                           950,351     979,741
  Goodwill impairment charge                           450,000     370,819
  Depreciation and amortization                        211,735     259,318
                                                     ---------   ---------
                                                     2,449,727   2,689,290
                                                     ---------   ---------
OPERATING INCOME                                       824,968     650,193

OTHER INCOME (EXPENSE)
  Interest expense - related party                     (43,869)    (87,336)
  Interest expense - other                              (6,409)    (14,041)
  Interest income                                        6,510       6,733
                                                      --------   ---------
                                                       (43,768)    (94,644)
                                                      --------   ---------
INCOME BEFORE INCOME TAXES                             781,200     555,549

INCOME TAX EXPENSE                                     300,730     203,930
                                                      --------   ---------
NET INCOME                                             480,470     351,619

DIVIDENDS ON REDEEMABLE CONVERTIBLE
   PREFERRED STOCK                                    (422,244)   (422,244)
                                                     ---------  ----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS  $   58,226  $  (70,625)
                                                     =========  ==========
EARNINGS PER COMMON SHARE:
  BASIC                                             $       -   $        -
                                                     =========  ==========
  DILUTED                                           $       -   $        -
                                                    ==========  ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                        24,822,315  24,780,977
                                                    ==========  ==========
See accompanying notes.

TelVue Corporation
Statements of Stockholders' Deficit
Years Ended December 31, 2003 and 2002


                                       Additional               Total
                              Common    Paid-In   Accumulated Stockholders'
                              Stock     Capital     Deficit      Deficit
                             ----------------------------------------------

BALANCE, JANUARY 1, 2002    $247,716 $ 1,585,310  $(5,894,411) $(4,061,385)

Accrued dividends on
  redeemable convertible
  preferred stock                  -           -     (422,244)    (422,244)
Issuance of 45,691 shares of
 common stock                    457       2,043            -        2,500
Net income                         -           -      351,619      351,619
                             -------   ---------   ----------    ---------
BALANCE, DECEMBER 31, 2002  $248,173 $ 1,587,353  $(5,965,036) $(4,129,510)


Accrued dividends on redeemable
 convertible preferred stock       -           -     (422,244)    (422,244)
Issuance of 30,000 shares of
 common stock                    300       1,200            -        1,500
Net income                         -           -      480,470      480,470
                             --------   --------    ---------    ---------
BALANCE, DECEMBER 31, 2003  $248,473  $ 1,588,553 $(5,906,810) $(4,069,784)
                            ========== ==========  ===========  ===========
See accompanying notes.

TelVue Corporation
Statements of Cash Flows
Years Ended December 31, 2003 and 2002

                                                         2003        2002
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   480,470  $ 351,619
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                     211,735    259,318
      Deferred tax expense                              299,995    172,330
      Goodwill impairment charge                        450,000    370,819
    Changes in operating assets and liabilities:
      Accounts receivable - trade                       404,603   (205,580)
      Inventory                                         (99,068)   (59,018)
      Other current assets                               15,470    (15,980)
      Other assets                                            -        500
      Accounts payable                                    4,987     82,460
      Accrued expenses                                  (66,185)    (3,246)
      Deferred service revenue                            8,394      2,969
      Income taxes payable                                    -    (53,000)
      Accrued interest - majority stockholder        (1,206,228)  (587,664)
                                                       --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               504,173    315,527

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                  (158,759)   (96,816)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt reduction - notes payable - other               (156,372)  (113,607)
  Issuance of common stock                                1,500      2,500
                                                       --------   --------
NET CASH (USED IN) FINANCING ACTIVITIES                (154,872)  (111,107)
                                                       --------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS               190,542    107,604

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          652,059    544,455
                                                       --------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $   842,601    652,059
                                                       ========= =========
See accompanying notes.

TelVue Corporation

Notes to Financial Statements
December 31, 2003 and 2002

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

During 2003 and 2002, three customers accounted for 59% and 43% of sales, respectively and accounted for 66% and 53% of receivables at December 31, 2003 and 2002, respectively.

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

Accounts Receivable - Trade

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been valued on the basis of the allocation of the purchase price on a fair market value basis to net assets acquired based on mutual agreement between the Company and the seller through arms-length negotiations. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. The other intangible asset is a covenant not to compete, which is being amortized on the straight-line method over 4 years.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment and definite-lived intangible assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2003, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

In accordance with SFAS 142, the Company evaluates, at least annually, the recoverability of goodwill using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. If the carrying value is greater than the fair value, an impairment charge is recognized in the statement of operations to reduce the carrying value to the fair value.

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

NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                        2003               2002
                                        ----               ----
Cash paid during the year:
  Income taxes                      $   15,178          $  102,900
                                    ==========          ==========

  Interest - related party          $1,250,097          $  675,000
  Interest - other                       6,409              14,041
                                    ----------          ----------
                                    $1,256,506          $  689,041
                                    ==========          ==========

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 in 2003 and 2002.

NOTE 3 - PROPERTY AND EQUIPMENT

A schedule of property and equipment at December 31, 2003 and 2002, is as follows:

                                                          Estimated
                                                            Useful
                                                            Lives
                                     2003        2002      in Years
                                --------------------------------------

  Operating equipment              $5,154,402  $5,001,628    3-5
  Office furniture and equipment      324,494     318,509    3-5
  Leasehold improvements               46,089      46,089     5
  Vehicle                              21,402      21,402     5
                                   ----------  ----------
                                   $5,546,387  $5,387,628
                                   ==========  ==========

NOTE 4 - GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but instead is assessed for impairment at least annually. During 2003 and 2002, the Company performed its annual fair value assessment and determined that impairment charges of $450,000 and $370,819, respectively, were necessary to reduce the carrying value of goodwill to its implied fair value.

NOTE 5 - NOTE PAYABLE - MAJORITY STOCKHOLDER

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") a subordinated note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The majority stockholder has agreed not to demand repayment of the loan prior to January 1, 2005.

As of December 31, 2003, all accrued interest has been paid in full. Unpaid accrued interest on lines of credit that had been paid in full accrued interest at the rate of the underlying line of credit. The interest rate at December 31, 2002 was 5.25%.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2003 and 2002:

                                        2003               2002
                                        ----               ----

  Notes payable - individual (a)    $   39,178          $  191,035
  Notes payable (b)                        775               5,290
                                    ----------          ----------
                                        39,953             196,325
  Current portion                       39,953             155,990
                                    ----------          ----------
  Long-term portion                 $        -          $   40,335
                                    ==========          ==========

(a) In connection with the acquisition of the Hardware sales and service assets in 2001, the Company issued a promissory note in the amount of $300,000 to the seller. During the first twelve (12) months that commenced on April 1, 2001, interest only, at eight percent (8%), was payable in monthly installments. Beginning April 1, 2002, the note is payable in monthly installments of $13,169, including interest at 5.06%. The note is scheduled to mature on February 1, 2004.

(b) Term loan payable in monthly installments of $390, including interest at 5.05%. The loan is scheduled to mature on March 16, 2004. The loan is secured by a vehicle.

NOTE 7 - LEASE COMMITMENTS

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are $51,071 for 2004.

Rental expense under the operating lease for office facilities amounted to $124,082 for each of the years ended December 31, 2003 and 2002.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount incurred in 2003.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles amounts reported in the financial statements.

                                       Year Ended December 31, 2003
                                   --------------------------------------
                                     Income         Shares      Per Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------   ---------
Net income                          $ 480,470
Preferred dividends                  (422,244)
                                    ---------
Net income available to
  common stockholders, basic and
   diluted earnings per share       $ 58,226      24,822,315    $      -
                                    =========     ==========    ========

                                        Year Ended December 31, 2002
                                    -------------------------------------
                                      Income        Shares      Per Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------   ---------

Net income                          $ 351,619
Preferred dividends                  (422,244)
Net income (loss) available to
  Common stockholders, basic
  earnings per share                $ (70,625)    24,780,977    $      -
                                    =========     ==========    ========

The 2003 diluted earnings per share computation does not include shares issued pursuant to warrants and convertible preferred stock because the effect would be antidilutive. The 2002 diluted earnings per share computation does not include shares issuable pursuant to warrants, vested unexercised stock options and convertible preferred stock because the effect would be antidilutive.

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
                                              Options Outstanding
                                              -------------------
                                                            Weighted
                                                             Average
                                                            Exercise
                                          Options             Price
                                          -------           --------
Balance, December 31, 2001 & 2002        1,200,417           $.072

Forfeited                                 (257,500)
                                         ---------
Balance, December 31, 2003                 942,917           $.078
                                         =========

There was no significant difference between the amount of compensation recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2003:

                                       Weighted
                                       Average
                                      Remaining
           Exercise      Options     Contractual         Options
            Price      Outstanding   Life (Years)       Exercisable
           --------    -----------   ------------       -----------
           $.045          20,000        5.5               20,000
           $.07          892,917        5.5              892,917
           $.35           30,000        5.5               30,000
                       ---------                       ---------
Total                    942,917                         942,917
                       =========                       =========
Weighted Average
Exercise Price             $.078                           $.078
                           =====                           =====

NOTE 10 - CORPORATE INCOME TAXES

The provisions for income tax expense consist of the following components:

Current                             2003                    2002
                                    ----                    ----
  Federal                         $      -                 $      -
  State                                735                   31,600
                                  --------                 --------
                                       735                   31,600
Deferred
  Federal                          227,365                  156,419
  State                             72,630                   15,911
                                   -------                 --------
                                   299,995                  172,330
                                  --------                 --------
                                  $300,730                 $203,930
                                  ========                 ========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                   Federal                  State
                               ----------------       -----------------
                               2003        2002       2003         2002

Deferred Tax Assets:
  Accrued interest -
    Stockholder              $      -    $371,669   $      -    $113,084
  Intangible assets           203,201      89,402     61,826      27,201
  Allowance for bad debts      28,042      26,592      8,532       8,091
  Net operating loss
    carryforward              221,654     197,874      3,783           -
                             --------    --------   --------    --------
Gross Deferred Tax Asset      452,897     685,537     74,141     148,376

Deferred Tax Liabilities:
  Property and equipment,
    principally due to
    differences in
    depreciation               (7,251)    (12,526)    (2,206)     (3,811)
                             --------    --------    -------     -------
Net Deferred Tax Asset       $445,646    $673,011   $ 71,935    $144,565
                             ========    ========   ========    ========

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $650,000 on a tax-reporting basis. The carryforward will expire in 2010, if not utilized.

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                    2003                    2002
                                    ----                    ----
  Federal income tax at
   Statutory rates               $ 265,608                $ 188,887
  State income tax, net of
   Federal benefit                  48,421                   31,357
  Other                            (13,299)                 (16,314)
                                 ---------                ---------
                                 $ 300,730                $ 203,930
                                  ========                =========

NOTE 11 - PENSION PLAN

The Company maintains a Simplified Employee Pension ("SEP") plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company matched fifty percent (50%) of 2003 and 2002 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2003 and 2002 amounted to $35,897 and $32,316, respectively.

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

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2003 and 2002, is as follows:


                                    ANI          Hardware
Year Ended December 31, 2003     Services      Sales/Service      Total
                                 --------      -------------      -----
Revenues                       $ 4,729,489     $ 1,468,425     $ 6,197,914
Depreciation and amortization      159,332          52,403         211,735
Operating income (loss)          1,818,658       (993,690)         824,968
Assets                           1,217,294      1,817,663        3,034,957
Capital expenditures               150,306          8,453          158,759

Year Ended December 31, 2002

Revenues                       $ 4,836,829    $ 2,313,566      $ 7,150,395
Depreciation and amortization      219,668         39,650          259,318
Operating income (loss)          1,592,085       (941,892)         650,193
Assets                           2,072,813      1,895,578        3,968,391
Capital expenditures                31,925         64,891           96,816

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

SIGNATURES                            TITLE                   DATE

/s/H F Lenfest                                              3/24/04
--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Frank J Carcione                 Director                3/25/04
--------------------------------
Frank J. Carcione

/s/Joseph Murphy                    Director                3/25/04
--------------------------------
Joseph Murphy

/s/Joy Tartar                       Director                3/24/04
--------------------------------
Joy Tartar

/s/Neil Heller                      Director                3/25/04
--------------------------------
Neil Heller

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

EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
TelVue Corporation:

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated February 11, 2004, relating to the balance sheets of TelVue Corporation as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2003 annual report on Form 10-KSB of TelVue Corporation.



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