Form 10QSB
period 2004-03-31
TELVUE CORP
filed 2004-05-13
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 17


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2004

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
Yes   X   No
    ------   ------

Number of shares of registrant's common stock outstanding as of May 5, 2004:
24,847,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------   ------
This report includes a total of 21 pages.


                         TELVUE CORPORATION

                               INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Balance Sheets as of March 31, 2004
          (unaudited) and as of December 31, 2003

          Statements of Operations for the three
          months ended March 31, 2004 (unaudited)
          and March 31, 2003 (unaudited)

          Statements of Cash Flows for the three months ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                  March 31,    December 31,
                                                   2004            2003
                                               -------------   -----------

ASSETS                                         (Unaudited)              *

CURRENT ASSETS
  Cash and cash equivalents                     $   840,417     $  842,601
  Accounts receivable - trade, net of allowance
   of $91,009 at March 31, 2004 and
   December 31, 2003                                954,164        816,394
  Inventory                                          83,774        184,973
  Deferred tax asset                                300,000        350,000
  Prepaid income taxes                               14,718           -
  Other current assets                               51,356         55,084
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         2,244,429      2,249,052

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,576,281      5,546,387
  Less accumulated depreciation                   5,337,828      5,289,780
                                                -----------     ----------
                                                    238,453        256,607

OTHER ASSETS
  Deferred tax asset                                144,603        167,581
  Goodwill                                          350,000        350,000
  Covenant not to compete - net of accumulated
   amortization of $7,707 and $7,093 in 2003
   and 2002, respectively                             2,293          2,917
  Other assets                                        8,800          8,800
                                                 ----------     ----------
                                                    505,696        529,298
                                                 ----------     ----------
                                                 $2,988,578     $3,034,957
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                        $     -        $   39,953
  Notes payable - majority stockholder              541,000            -
  Accounts payable - trade                          168,512        293,383
  Accrued expenses                                  181,391        163,885
  Deferred service revenue, net of expense            4,511         14,362
  Accrued dividends payable                       2,639,025      2,533,464
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    3,534,439      3,045,047

NOTES PAYABLE - MAJORITY STOCKHOLDER                   -           541,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $6,052,158)               3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,847,274 shares issued
  and outstanding at March 31, 2004 and
  December 31, 2003                                 248,473        248,473
  Additional paid-in capital                      1,588,553      1,588,553
  Accumulated deficit                            (5,901,581)    (5,906,810)
                                                 -----------    -----------
                                                 (4,064,555)    (4,069,784)
                                                 -----------    -----------
                                                 $2,988,578     $3,034,957
                                                 ===========    ===========

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.




                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       March 31,
                                               ----------------------------
                                                     2004            2003
                                                     ----            ----
REVENUES
  ANI services                                 $   994,743     $ 1,222,973
  Hardware sales and service                       462,511         472,137
                                               -----------     -----------
TOTAL REVENUES                                   1,457,254       1,695,110

COST OF REVENUES
  ANI services                                     377,511         410,071
  Hardware sales and service                       371,943         400,845
                                              ------------     -----------
TOTAL COST OF REVENUES                             749,454         810,916
                                              ------------     -----------
GROSS MARGIN                                       707,800         884,194

OPERATING EXPENSES
  Selling and marketing                            174,117         248,631
  General and administrative                       286,318         223,979
  Depreciation & amortization                       48,672          53,745
                                               -----------     -----------
TOTAL OPERATING EXPENSES                           509,107         526,355
                                               -----------     -----------
OPERATING INCOME                                   198,693         357,839

OTHER INCOME (EXPENSE)
  Interest income                                    1,423           1,011
  Interest expense                                    (342)        (17,548)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                         1,081         (16,537)
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                         199,774         341,302

INCOME TAX EXPENSE                                  88,978         143,657
                                                ------------     ----------

NET INCOME                                         110,796         197,645

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $    5,235     $    92,084
                                                ===========    ============

NET INCOME PER COMMON SHARE
  BASIC                                               $.00            $.00
                                                ============    ===========
  DILUTED                                             $.00            $.00
                                                ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,847,274      24,817,274
                                                 ==========      ==========
   DILUTED                                       55,675,351      94,125,572
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     2004            2003
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $   110,796      $ 197,645
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation & amortization                      48,672         53,745
    Deferred taxes                                   72,978        125,657
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                    (137,770)      (109,666)
    Inventory                                       101,199         32,334
    Prepaid income taxes                            (14,718)            -
    Other current assets                              3,728          2,515
   Increase (decrease) in -
    Accrued interest - majority stockholder             -         (134,756)
    Accounts payable - trade                       (124,877)       (94,472)
    Accrued expenses                                 17,506        (57,470)
    Accrued income taxes                                -           (3,010)
    Deferred service revenue, net of expense         (9,851)            -
                                                 -----------    -----------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                      67,663         12,522
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (29,894)       (12,108)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction - Notes payable - other           (39,953)       (37,985)

NET INCREASE (DECREASE) IN CASH AND              -----------     -----------
  CASH EQUIVALENTS                                   (2,184)       (37,571)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               842,601        652,059
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  840,417     $  614,488
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2.  GOODWILL:
          --------------

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but instead is assessed for impairment at least annually. In the fourth quarter of 2003, the Company performed its annual fair value assessment and determined that an impairment charge of $450,000 was necessary to reduce the carrying value of goodwill to its implied fair value.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. For the three months ended March 31, 2004, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2004           2003
                                           ----           ----
             Income taxes                $   -          $ 18,000
             Interest                    $  342         $152,304

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $105,561 for each of the three month periods ended March 31, 2004 and 2003.

4.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Therefore, convertible preferred stock has been excluded from the computation for the three months ended March 31, 2004, because it has an antidilutive effect.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2004 and 2003. Incremental shares of 30,828,077 and 69,353,989 for the three months ended March 31, 2004 and 2003, respectively, were used in the calculation of diluted earnings per common share.


                                       Net Income
                                       Available      Average
                                       to Common       Shares     Earnings
                                      Stockholders   Outstanding  Per Share
                                      ------------   -----------  --------

2004                                  $    5,235     24,847,274    $ .00
Effect of dilution
  Warrants                                  -        29,915,160
  Vested unexercised stock options          -           912,917
                                      -----------    ----------    -------
Diluted                               $    5,235     55,675,351    $ .00
                                      ===========    ==========    =======

2003                                  $   92,084     24,817,274    $ .00
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            105,561     38,238,412
  Vested unexercised stock options          -         1,200,417
                                      -----------    ----------    -------
Diluted                               $  197,645     94,171,263    $ .00
                                      ===========    ==========    =======


5.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 2004, accrued dividends on outstanding preferred stock amounted to $2,639,025.

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

The provisions for income tax expense consist of the following components:

                                                  2004             2003
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                            16,000            18,000
                                              -----------        ----------
                                                  16,000            18,000
Deferred
 Federal                                           5,717           111,090
 State                                            67,261            14,567
                                               ----------        ----------
                                                  72,978           125,657
                                               ----------        ----------
                                               $  88,978         $ 143,657
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately $490,000 on a tax-reporting basis as of March 31, 2004. The carryforward will begin to expire in 2010, if not utilized.

7.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. As of March 31, 2004, this note was paid in its entirety.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan was payable monthly in the amount of $390, including principal and interest, had a term of three years and bore interest at 5% per annum. As of March 31, 2004, this note was paid in its entirety.

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

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2004 and 2003, is as follows:

Three months ended March 31, 2004         ANI         Source        Total
------------------------------------   ----------  -----------   ----------
Revenues                               $  994,743  $  462,511    $1,457,254
Operating income (loss)                   236,814     (38,121)      198,693
Interest expense                              332          10           342
Income (loss) before income taxes         237,149     (37,375)      199,774
Capital expenditures                       28,323       1,571        29,894


Three months Ended March 31, 2003         ANI         Source        Total
------------------------------------   ----------   ----------   ----------
Revenues                               $1,222,973   $  472,137   $1,695,110
Operating income (loss)                   511,416     (153,577)     357,839
Interest expense                           17,504           44       17,548
Income (loss) before income taxes         494,620     (153,318)     341,302
Capital expenditures                        7,521        4,587       12,108

10. RELATED PARTY TRANSACTIONS
    --------------------------

During the three months ended March 31, 2004, Neil Heller, a Director of TelVue, served as a consultant to TelVue through The Heller Group to provide a business analysis for the TVTN (TelVue Virtual Television Networks) product and service. TelVue paid The Heller Group $50,000 for its services which were completed in the first quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion will deal, at some length, with the decrease in operating income for three months ended March 31, 2004 compared to March 31, 2003, and the reasons for the decrease. We will further discuss the continuing erosion in buy rates caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. We will also discuss the potential significant loss of a large portion of the subscriber base due to cancellation notices recently received from Dish Network and Adelphia Communications. The Source segment continues to produce disappointing revenue and margins and a discussion of that business follows. Additionally, TelVue is preparing to aggressively market the new TVTN service and a short discussion of that new offering follows.

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

     TelVue has developed a new product and service called the TelVue Virtual Television Networks ("TVTN") and has applied for a patent for the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue is selling the TVTN hardware-software platform to the municipalities and is also charging ongoing monthly support fees for services provided by TelVue. TelVue sold one platform in 2003 and is continuing to market this product in 2004.

     The ANI segment had operating income of $236,814 and $511,416 for the three months ended March 31, 2004 and 2003, respectively. The decrease in operating revenue is primarily due to a decrease in ANI service revenue of $228,230. Pay-per-view buy revenue decreased $83,361, data link and program number revenue decreased $29,117 and feature revenue decreased $126,030 for the three months ended March 31, 2004 when compared to 2003. These decreases are mainly due to a reduction in the number of subscribers served during the three months ended March 31, 2004 (see below). In addition to the reduction in subscribers, the decrease in pay-per-view buy revenue is due in part to a continuing reduction in the average monthly buy rate from 4.2% to 3.7% for the three months ended March
31, 2003 and 2004, respectively. TelVue believes that the decrease in the buy rates is attributable to a somewhat weak movie product, a lack of major special events such as boxing, erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (see below). In addition, TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The ANI cost of revenues decreased $32,560. This is partially due to additional technician payroll of approximately $17,000 being allocated to the Source division as a result of an increase in Source installation jobs when compared to 2003. In addition, ANI segment payroll also decreased as a result of one less technician being employed by TelVue during the three months ended March 31, 2004, when compared to the three months ended March 31, 2003.

     As of March 31, 2004, TelVue was serving approximately 19.5 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 22.1 million full-time and 1.2 million part-time cable subscribers served as of March 31, 2003. The part-time subscribers did not significantly contribute to the revenue or service expenses for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004, TelVue added approximately 315,000 subscribers to its ANI Service and had approximately 1.4 million subscribers cancel the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Of the 315,000 customer additions for the three months ended
March 31, 2004, 300,000 of the subscribers were from the Dish Network.
Dish Network has informed TelVue that it will do its ANI order processing internally and is transitioning its subscribers onto its internal network. In the fourth quarter of 2003, Dish Network transitioned their adult product traffic onto its internal network.
Dish Network plans to have their remaining sports/event and movie traffic moved onto their internal network by the end of the second quarter of 2004, however, this time line could be pushed further out by the Dish Network. Dish Network intends to continue to use TelVue for its monthly speech recording. Currently, Dish Network contributes approximately 4.6% to the total TelVue ANI service revenue. When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 9.7 million, and the annual service revenue will be reduced by a net amount in the range of approximately $135,000 to $165,000. On March 30, 2004,
Adelphia Communications ("Adelphia") gave TelVue written notification that it intends to terminate TelVue's ANI service on June 30, 2004. Adelphia intends to process its ANI orders internally. Adelphia contributes approximately 25% to the total ANI service revenue, or $1.1 million annually. When Adelphia leaves TelVue's service, the total number of subscribers TelVue serves will be depleted by approximately
1.5 million.

     The Source segment had operating losses of $38,121 and $153,577 for the three months ended March 31, 2004 and 2003, respectively.
Overall Hardware sales and service revenue decreased $9,626 for the three months ended March 31, 2004. Installation and service revenue increased $20,057 for the three months ended March 31, 2004, however this was offset by a decrease in hardware sales of $33,467. There was a corresponding decrease in hardware sales and service cost of revenues of $28,902 for the three months ended March 31, 2004. The gross profit margins were 20% and 15% for the three months ended March 31, 2004 and 2003, respectively. The total sales and service revenue at March 31, 2004 is comprised of 85% hardware sales, 12% service installation and repair revenue, 2% service contract revenue, and 1% internet access revenue.
The corresponding direct expenses have relatively the same percent distributions. Generally, Source executes two types of hardware sales;
one is a commodity sale, which is basic, off the shelf pc-type purchases with a lower markup, and the second is a networking-type sale which involves planning and configuration of the system to be implemented, which results in a greater markup. The gross profit at March 31, 2004 and 2003, represents a blend of the two types of sales with the majority of sales being commodity. TelVue believes the Source operating loss and decrease in sales for the three months ended March 31, 2004, can be attributed to the continued information technology ("IT") recession, expressed by the decrease in capital purchasing of IT equipment by businesses, which also lowered the average margin on hardware sales for the Source segment. In an effort to reduce costs and maintain a productive sales force, Source reduced its sales force from five full-time sales representatives and one part-time sales representative at March 31, 2003 to two full-time representatives and 2 independent sales representatives at March 31, 2004.

    Selling and marketing expenses decreased $74,514 for the three months ended March 31, 2004. The decrease is partially a result of a decrease in commission expense of $12,107 as a result of fewer new cable subscribers being added to the ANI service and lower Source segment sales. The Source segment payroll decreased $52,001 as a result of a reduction in sales personnel (see above). Source advertising expense decreased $16,702 in the first quarter of 2004 as a result of eliminating non-productive advertising. There were also decreases in various other sales expense categories.

     General and administrative expenses increased $62,339 for the three months ended March 31, 2004, mainly as a result of TVTN expenses of $69,583 for the three months ended March 31, 2004 when compared $0 for the same period of 2003 (see above for a description of the TVTN business).
Included in the TVTN expenses was a consulting fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service (see Note 10 of TelVue's financial statements). In addition, consulting fees, unrelated to the Heller Group, of $12,000 were paid for the programming development of the TVTN software. TelVue sold one TVTN platform in July 2003 along with a monthly support agreement that became effective January 1, 2004. No sales of the TVTN service were made during the three months ended March 31, 2004. TelVue has made presentations to a number of communities, many of which are considering adopting the TVTN service. However, long municipal decision and approval processes are required. TelVue intends to initially market the service regionally in New Jersey, Pennsylvania and Delaware.

     TelVue had income before income taxes of $199,774 and $341,302 for the three months ended March 31, 2004 and 2003, respectively. TelVue recorded income tax expense of $88,978 and $143,657 for the three months ended March
31, 2004 and 2003, respectively.   TelVue's federal net operating loss
carry forward was approximately $490,000 on a tax-reporting basis as of March 31, 2004 (see Note 6 to TelVue's Financial Statements).

     During the three months ended March 31, 2004, TelVue purchased $29,894 of equipment compared to $12,108 purchased during the three months ended March 31, 2003. The majority of the equipment purchased during the three months ended March 31, 2004, was for custom programming and equipment related to the TVTN service. Depreciation and amortization expense decreased $5,073 for the three months ended March 31, 2004, as a result of assets being fully depreciated. Depreciation and amortization accounted for 10% of total operating expenses for each of the three months ended March 31, 2004 and 2003.

      There was a decrease in total liabilities of $51,608 for the three months ended March 31, 2004. This is a net result of increases and decreases in various liability accounts with the largest being a decrease in accounts payable of $124,871 as a result of some large year ended December 31, 2003 expenses being paid in January 2004. Total assets decreased $46,379 for the three months ended March 31, 2004, which is a net result of increases and decreases in various asset accounts. TelVue's days for sales in average accounts receivable was 55 days at March 31, 2004, compared to 68 days at March 31, 2003. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue has a bad debt reserve established in the amount of $91,009 as of March 31, 2004. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002 (see Note 8 to TelVue's financial statements). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid.

     TelVue had positive cash flow from operating activities of $67,663 for the three months ended March 31, 2004, compared to positive cash flow of $12,522 for the three months ended March 31, 2003. Ignoring changes in operating assets and liabilities that result from timing issues, and considering only adjustments to reconcile net income to net cash provided by operating activities, TelVue would have positive cash flow from operating activities of $232,446 for the three months ended March 31, 2004, compared to positive cash flow from operating activities of $377,047 for the three months ended March 31, 2003. The decrease in cash flow over 2003 is mainly due to a reduction in ANI service revenue (see above).

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004 (see below). This loan was repaid in its entirety in 2001. During the year ended December 31, 2003, TelVue made total interest payments to Mr. Lenfest of $1,250,097, thereby paying the accrued interest on prior borrowings in its entirety. The aggregate outstanding loan balance due to Mr. Lenfest as of March 31, 2004, is $541,000 in loan principal for the non-interest bearing Science Dynamics Corporation note. TelVue intends to negotiate, in 2004, the repayment terms of the $541,000 note with Mr. Lenfest and does not have a payment schedule in place at this time.

     On March 9, 2001, TelVue acquired substantially all of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 7 of TelVue's financial statements). The Source Note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. During the three months ended March 31, 2004, TelVue made total payments of $39,508 on the Source Note, thereby paying the note in its entirety. The acquisition of Source was part of TelVue's long-term business strategy to expand and diversify its operations. TelVue has cross-trained its technical personnel to work within the Source business.

     TelVue's ability to fund its operating expenses primarily depends on retaining its current subscriber base level and generating net income from the Source segment. Management believes that over time, continued erosion will occur in the subscriber base. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the new TVTN service to government officials and the cable industry. However, there can be no assurance that its marketing efforts will be successful. During the three months ended March 31, 2004, TelVue added 315,000 subscribers to its service and had 1.4 million subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (see below). Also, both Dish Network and Adelphia have informed TelVue that they intend to begin ANI order processing internally by transitioning their subscribers onto their internal networks (see above). In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 4.2% to 3.7% for the three months ended March 31, 2003 and 2004, respectively.

     The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. Management believes the long-term effect of deployment of digital two-way service will negatively impact TelVue. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 443 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

    During the three months ended March 31, 2004, Source has experienced a decrease in sales from $472,137 for the three months ended March 31, 2003 to $462,511 for the three months ended March 31, 2004. There can be no assurance that sales will not further decline or that sales will grow to the point of making the Source segment profitable. The current recession related to the IT product economy, whereby businesses have decreased their capital purchasing of IT equipment, has affected Source by reducing its sales volume and also lowering its profit margins on hardware sales. It is unknown how long the IT recession will continue or what its continued effect on the Source business will be. If the Source segment sales continue to decline and the net losses continue to increase, TelVue may have to discontinue the Source segment operations.

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

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2004 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Certified Public Accountants (incorporated by reference to the 2003 Form 10-KSB).

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

(b)    Reports on Form 8-K

     On April 2, 2004, TelVue filed a current report on Form 8-K with the Securities and Exchange Commission with respect to a shift in TelVue's business focus in response to changing cable TV technology and the receipt of notice that Adelphia Communications will be discontinuing the use of TelVue's telephone based pay-per-view ordering service. The earliest event covered by this report occurred on March 30, 2004.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TELVUE CORPORATION


DATED: 5/12/04                    By:   /s/Frank J Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED: 5/12/04                    By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)



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

Date:  5/12/04

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and proedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  5/12/04

                                          /s/Irene A DeZwaan
                                          ---------------------
                                          Irene A DeZwaan
                                          Treasurer (Controller)



EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Frank Carcione, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:   5/12/04                     /s/Frank J. Carcione
                                    --------------------
                                    Frank J. Carcione
                                    President (Chief Executive Officer)



EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:   5/12/04                     /s/Irene A. DeZwaan
                                    -------------------
                                    Irene A. DeZwaan
                                    Treasurer (Controller)