Form 10QSB
period 2004-06-30
TELVUE CORP
filed 2004-08-16
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 21


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004

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

Number of shares of registrant's common stock outstanding as of July 30, 2004: 24,857,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------   ------
This report includes a total of 25 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of June 30, 2004
          (unaudited) and as of December 31, 2003 (unaudited)

          Statements of Operations for the three
          months ended June 30, 2004 (unaudited)
          and June 30, 2003 (unaudited)

          Statements of Operations for the six
          months ended June 30, 2004 (unaudited)
          and June 30, 2003 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 2004 (unaudited)
          and June 30, 2003 (unaudited)

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

          Item 4.  Submission of Matters to Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                  June 30,    December 31,
                                                   2004            2003
                                               -------------   -----------

ASSETS                                         (Unaudited)     (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                     $ 1,111,563     $  842,601
  Accounts receivable - trade, net of allowance
   of $83,364 at June 30, 2004 and
   December 31, 2003                                549,775        669,220
  Deferred tax asset                                 36,409        350,000
  Other current assets                               82,516         44,603
  Current assets from discontinued operations       437,584        342,628
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         2,217,847      2,249,052

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,445,798      5,375,699
  Less accumulated depreciation                   5,256,453      5,184,372
                                                -----------     ----------
                                                    189,345        191,327

OTHER ASSETS
  Other assets from discontinued operations          45,377        418,197
  Deferred tax asset                                486,392        167,581
  Other assets                                        8,800          8,800
                                                 ----------     ----------
                                                    540,569        594,578
                                                 ----------     ----------
                                                 $2,947,761     $3,034,957
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                        $     -        $   39,178
  Notes payable - majority stockholder              541,000            -
  Accounts payable - trade                           78,551        114,444
  Accrued expenses                                  218,611        138,642
  Accrued dividends payable                       2,744,586      2,533,464
  Current liabilities from discontinued
    operations                                      107,788        219,319
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    3,690,536      3,045,047

NOTES PAYABLE - MAJORITY STOCKHOLDER                   -           541,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $6,052,158)               3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,857,274 and 24,847,274
  shares issued and outstanding at June 30, 2004
  and December 31, 2003, respectively               248,573        248,473
  Additional paid-in capital                      1,588,953      1,588,553
  Accumulated deficit                            (6,098,995)    (5,906,810)
                                                 -----------    -----------
                                                 (4,261,469)    (4,069,784)
                                                 -----------    -----------
                                                 $2,947,761     $3,034,957
                                                 ===========    ===========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       June 30,
                                              ----------------------------
                                                    2004            2003
                                                    ----            ----

REVENUES                                       $   942,146     $ 1,209,486

OPERATING EXPENSES
  Service                                          361,389         390,270
  Selling and marketing                            145,989          87,547
  General and administrative                       199,226         184,815
  Depreciation & amortization                       35,705          37,814
                                               -----------     -----------
                                                   742,309         700,446
                                               -----------     -----------
OPERATING INCOME                                   199,837         509,040

OTHER INCOME (EXPENSE)
  Interest income                                    1,064           1,178
  Interest expense                                     -           (15,254)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                         1,064         (14,076)
                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              200,901         494,964

INCOME TAX EXPENSE                                  55,567         164,768
                                                ------------     ----------

INCOME FROM CONTINUING OPERATIONS                  145,334         330,196

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component, including goodwill impairment
   charge of $350,000 at June 30, 2004            (386,960)       (169,101)
  Provision for income tax benefit                 149,765          48,965
                                                ------------     ----------
                                                  (237,195)       (120,136)
                                                ------------     ----------
NET INCOME (LOSS)                                  (91,861)        210,060

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (197,422)    $   104,499
                                                ===========    ============
BASIC NET INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                          $.00            $.01
  FROM DISCONTINUED OPERATIONS                        (.01)           (.01)
                                                     ------           -----
    TOTAL                                            ($.01)           $.00
                                                     ======           =====
DILUTED NET INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                          $.00            $.00
  FROM DISCONTINUED OPERATIONS                         .00             .00
                                                      -----           -----
    TOTAL                                             $.00            $.00
                                                      =====           =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,850,571      24,819,362
                                                 ==========      ==========
   DILUTED                                       97,198,741      94,877,126
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Six Months Ended
                                                       June 30,
                                               ----------------------------
                                                     2004            2003
                                                     ----            ----
REVENUES                                       $ 1,936,889     $ 2,432,459

OPERATING EXPENSES
  Service                                          738,900         800,341
  Selling and marketing                            253,094         182,203
  General and administrative                       436,163         350,657
  Depreciation & amortization                       72,081          78,795
                                               -----------     -----------
                                                 1,500,238       1,411,996
                                               -----------     -----------
OPERATING INCOME                                   436,651       1,020,463

OTHER INCOME (EXPENSE)
  Interest income                                    1,730           1,886
  Interest expense                                    (331)        (32,758)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                         1,399         (30,872)
                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              438,050         989,591

INCOME TAX EXPENSE                                 159,420         355,746
                                                ------------     ----------

INCOME FROM CONTINUING OPERATIONS                  278,630         633,845

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component, including goodwill impairment
   charge of $350,000 at June 30, 2004            (424,335)       (322,425)
  Provision for income tax benefit                 164,640          96,285
                                                ------------     ----------
                                                  (259,695)       (226,140)
                                                ------------     ----------

NET INCOME                                          18,935         407,705

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (211,122)       (211,122)
                                                -----------      ----------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (192,187)      $ 196,583
                                                ===========      ==========
BASIC NET INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                          $.00            $.02
  FROM DISCONTINUED OPERATIONS                        (.01)           (.01)
                                                     ------           -----
    TOTAL                                            ($.01)           $.01
                                                     ======           =====
DILUTED NET INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                            -             $.00
  FROM DISCONTINUED OPERATIONS                          -              .00
                                                      -----           -----
    TOTAL                                               -             $.00
                                                      =====           =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,848,922      24,818,324
                                                 ==========      ==========
   DILUTED                                           -           94,876,088
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Six Months Ended
                                                          June 30,
                                                    ---------------------
                                                     2004            2003
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $    18,935      $ 407,705
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation & amortization                      94,803        104,719
    Deferred taxes                                   (5,220)       227,461
    Write off of covenant not to compete              1,669           -
    Impairment of goodwill                          350,000           -
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                    (122,283)       268,345
    Inventory                                       138,920        (16,808)
    Other current assets                            (30,061)         8,498
   Increase (decrease) in -
    Accrued interest - majority stockholder             -         (271,289)
    Accounts payable - trade                       (140,346)      (141,991)
    Accrued expenses                                 77,969        (12,318)
    Accrued income taxes                                -           14,000
    Deferred service revenue, net of expense         (4,301)          (481)
                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                     380,085        587,841
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (71,670)      (120,756)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction - Notes payable - other           (39,953)       (77,198)
   Issuance of common stock                             500            500
                                                 -----------    -----------
                                                    (39,453)       (76,698)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  268,962        390,387

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               842,601        652,059
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,111,563     $1,042,446
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

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

2. DISCONTINUED OPERATIONS:
    ------------------------

In the second quarter of 2004, the Company made a decision to discontinue the business segment that operates under the name, Source Communications Group ("Source"). Source functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. This decision was made as a result of the ongoing losses produced by the Source segment and the amount of time and resources required to run the segment. The Company has decided to use its time and resources to focus on growing the TVTN business (see Management's Discussion and Analysis or Plan of Operation). Accordingly, the Company is trying to sell a portion of the Source segment. It is not known, however, whether this effort will be successful.

During June 2004, the Company began taking steps to wind down the Source
business.   As of June 30, 2004, only one sales representative remained and will be leaving the Company in the near future. The Company expects all remaining sales and service to be completed during the third quarter of 2004.

The results for the Source segment have been classified as discontinued operations for all periods presented in the Balance Sheet and Statements of Operations. Cash flows related to discontinued operations have not been segregated in the Statement of Cash Flows.

The Balance Sheet detail of assets and liabilities from discontinued operations at June 30, 2004 and December 31, 2003 is as follows:

                                  June 30,     December 31,
                                    2004          2003
                                 ---------     -----------
CURRENT ASSETS:
  Accounts receivable - trade    $ 388,902     $ 147,174
  Inventory                         46,053       184,973
  Other current assets               2,629        10,481
                                 ---------     ---------
                                   437,584       342,628
OTHER ASSETS:
  Property and equipment, net
   of accumulated depreciation      45,377        65,280
  Goodwill                            -          350,000
  Covenant not to compete, net
   of accumulated amortization        -            2,917
                                 ---------     ---------
                                    45,377       418,197
                                 ---------     ---------
TOTAL ASSETS FROM DISCONTINUED
  OPERATIONS                     $ 482,961     $ 760,825
                                 =========     =========

CURRENT LIABILITIES:
  Notes payable - current        $    -        $     774
  Accounts payable - trade          74,486       178,940
  Accrued expenses                  23,241        25,243
  Deferred service revenue          10,061        14,362
                                 ---------     ---------
TOTAL LIABILITIES FROM
  DISCONTINUED OPERATIONS        $ 107,788     $ 219,319
                                 =========     =========


The summarized results of discontinued operations for the six months ended June 30, 2004 and 2003 are as follows:

                                                Six Months Ended June 30,
2004 2003
                                             -----------     -----------
Hardware sales and service                   $  906,543      $  778,404


Cost of hardware sales and service              753,040         675,665
Selling, administrative and depreciation
 expenses                                       227,970         425,803
Goodwill impairment charge                      350,000            -
Write off of covenant not to compete              1,669            -
                                              ----------      ----------
                                              1,332,679       1,101,468
                                              ----------      ----------
OPERATING LOSS                                 (426,136)       (323,064)

Interest income net of expense                    1,801             639
                                              ----------      ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES      $(424,335)      $(322,425)
                                              ==========      ==========

3.  GOODWILL:
          --------------

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. During the second quarter of 2004, management made a decision to discontinue the Source segment operations due to the ongoing losses produced by the segment. As a result of this decision, the Company wrote off the remaining balance of the Source goodwill, which amounted to $350,000.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2004           2003
                                           ----           ----
             Income taxes                $   -          $ 18,000
             Interest                    $  331         $304,228

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $211,122 for each of the six month periods ended June 30, 2004 and 2003.

5.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the six months ended June 30, 2004, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 2004 and 2003. Incremental shares of 70,057,764 for the six months ended June 30, 2003, were used in the calculation of diluted earnings per common share.


                                                      Average
                                                       Shares     Earnings
                                        Amount       Outstanding  Per Share
                                      ------------   -----------  --------
2004
Income from continuing operations,
  less dividends on preferred stock   $   67,508     24,848,922     $.00
                                      ==========     ==========    =======

2003
Net income available to common
  stockholders                        $  196,583     24,818,324    $ .01
Effect of dilution
  Warrants                                  -        29,915,160
  Convertible preferred stock            211,122     38,942,187
  Vested unexercised stock options          -         1,200,417
                                      -----------    ----------    -------
Diluted                               $  407,705     94,876,088    $ .00
                                      ===========    ==========    =======


6.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of June 30, 2004, accrued dividends on outstanding preferred stock amounted to $2,744,586.

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

The provisions for income tax expense from continuing operations consist of the following components:

                                                  2004             2003
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -               32,000
                                              -----------        ----------
                                                    -               32,000
Deferred
 Federal                                         119,420           265,746
 State                                            40,000            58,000
                                               ----------        ----------
                                                 159,420           323,746
                                               ----------        ----------
                                               $ 159,420         $ 355,746
                                               ==========        ==========

The Company has a net operating loss carryforward of approximately $650,000 on a tax-reporting basis as of June 30, 2004. The carryforward will begin to expire in 2010, if not utilized.

8.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. As of June 30, 2004, this note had been paid in its entirety.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan was payable monthly in the amount of $390, including principal and interest, had a term of three years and bore interest at 5% per annum. As of June 30, 2004, this note had been paid in its entirety.

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

10. RELATED PARTY TRANSACTIONS
    --------------------------

During the six months ended June 30, 2004, Neil Heller, a Director of
TelVue, served as a consultant to TelVue through The Heller Group to provide a business analysis for the TVTN (TelVue Virtual Television Networks) product and service. TelVue paid The Heller Group $50,000 for its services which were completed in the first quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        OVERVIEW OF COMPANY:

    TelVue Corporation ("TelVue") operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI")telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI Service"). The other business segment operates under the name, Source Communications Group ("Source"), and functions as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations (as discussed below). TelVue has developed and is marketing a new product and service called the TelVue Virtual Television Networks ("TVTN")(as discussed below).

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

     In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations. Source Communications Group was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group, a Delaware corporation located in Mullica Hill, NJ. The Source segment sold and installed computer related equipment, network systems, software, and data communications equipment. The decision to discontinue the Source segment was made as a result of the ongoing losses produced by the segment and the amount of time and resources required to run the segment. TelVue is trying to sell a portion of the Source segment, however, it is not known whether this effort will be successful. During June 2004, TelVue began taking steps to wind down the Source business.
As of June 30, 2004, only one sales representative remained and will be leaving the company in the near future. TelVue expects all remaining sales and service to be completed during the third quarter of 2004. TelVue has decided to use its time and resources to focus on growing the TVTN business, which it believes will be more profitable (as discussed below).

     TelVue has developed a new product and service called the TVTN and has applied for a patent for the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channels.
Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue is selling the TVTN hardware-software platform to the municipalities and is also charging ongoing monthly support fees for services provided by TelVue.

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for six months ended June 30, 2004 compared to June 30, 2003, and the reasons for the decrease. TelVue will further discuss the continuing erosion in buy rates caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels availablefor content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue will also discuss the significant loss of a large portion of the subscriber base due to cancellation notices received from Dish Network and Adelphia Communications. Finally TelVue discusses its decision to discontinue the operations of the Source segment and its preparation to aggressively market its new TVTN service.

     Operating income for the ANI segment decreased $309,203 and $583,812 for the three and six months ended June 30, 2004, respectively, when compared to the same periods of 2003. The decrease in operating income is primarily due to a decrease in ANI service revenue of $267,340 and $495,570 for the three and six months ended June 30, 2004, respectively, when compared to the same periods of 2003. Pay-per-view buy revenue decreased $86,699 and $170,060, and feature revenue decreased $166,026 and $292,056 for the three and six months ended June 30, 2004, respectively, when compared to the same periods of 2003. These decreases are mainly due to a reduction in the number of subscribers served during the six months ended June 30, 2004 (as discussed below). In addition to the reduction in subscribers, the decrease in pay-per-view buy revenue is due in part to a continuing reduction in the average monthly buy rate from 4.1% to 3.8% for the six months ended June 30, 2003 and 2004, respectively. The buy rate for the three months ended June 30, 2004 and 2003 remained constant at 4.0%. TelVue believes that the decrease in the buy rates for the six months ended June 30, 2004, is attributable to a somewhat weak movie product, a lack of major special events such as boxing, erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (as discussed below). In addition, TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The ANI service expenses decreased $28,881 and $61,441 for the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003. This is partially due to a reduction in trunk and data link expenses as a result of serving fewer subscribers and a reduction in technical payroll as a result of one less technician being employed by TelVue during the six months ended June 30, 2004, compared to the same period of 2003.

     Selling and marketing expenses increased $58,442 and $70,891 for the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003. The increase is partially a result of an increase in payroll and payroll taxes and benefits $45,594 and $52,805 as a result of less payroll being allocated to the Source segment and as a result of a new hire for the TVTN business. Travel and entertainment increased $6,627 as a result of the TVTN business.

     General and administrative expenses increased $14,411 and $85,506 for the three and six months ended June 30, 2004, respectively, mainly as a result of TVTN consulting expenses of $28,500 and $90,500 for the three and six months ended June 30, 2004, respectively, compared to $10,500 for both the three and six months ended June 30, 2003. Included in the 2004 consulting expenses was a fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service (see Note 10 of TelVue's financial statements). In addition, consulting fees, unrelated to the Heller Group, of $12,500 and $24,500 for the three and six months ended June 30, 2004, respectively, were paid for the programming development of the TVTN software. TelVue sold one
TVTN platform in July 2003 along with a monthly support agreement that became effective January 1, 2004. Agreements to use the TVTN service were reached with nine towns in the Camden County, NJ area in June 2004, with a scheduled soft launch of the channel in August 2004. TelVue has made presentations to a number of communities, and has received verbal commitments from five towns. Many other towns are considering adopting the TVTN service. However, long municipal decision and approval processes are required. TelVue is initially marketing the service regionally in New Jersey, Pennsylvania and Delaware.

     As of June 30, 2004, TelVue was serving approximately 18.8 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 22.2 million full-time and 1.2 million part-time cable subscribers served as of June 30, 2003. The part-time subscribers did not significantly contribute to the revenue or service expenses for the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, TelVue added approximately 615,000 subscribers to its ANI Service but unfortunately lost approximately 2.4 million subscribers that cancelled the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (as discussed below). Of the 615,000 customer additions for the six months ended June 30, 2004, 600,000 of the subscribers are from the
Dish Network. Dish Network informed TelVue that it will do its ANI order processing internally and is transitioning its subscribers onto its internal network.  In the fourth quarter of 2003, Dish Network transitioned their adult product traffic onto their internal network.
Dish Network initially planned to have their remaining sports/event and movie traffic moved onto their internal network by the first quarter of 2004, however they have continued to extend this time line. Dish Networks plans to have their remaining subscribers moved onto their internal network
sometime in 2004.    Dish Network intends to continue to use TelVue for
its monthly speech recording. Currently, Dish Network contributes approximately 4.6% to the total TelVue ANI service revenue. When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 9.9 million, and the annual service revenue will be reduced by a net amount in the range of approximately $135,000 to $165,000. As of July 1, 2004, Adelphia Communications ("Adelphia") is no longer using TelVue's ANI service. They are processing their ANI orders internally. TelVue served 1.5 million Adelphia subscribers and Adelphia contributed approximately 25% to the total ANI service revenue, or $1.1 million annually. Accordingly, TelVue will lose this income in the future.

     There was a loss from discontinued operations before income tax benefit from the Source segment of $386,960 and $424,335 for the three and six months ended June 30, 2004, respectively. Included is a goodwill impairment charge of $350,000 (see Note 3 of TelVue's accompanying financial statements). There was a provision for income tax benefit related to the discontinued segment of $149,765 and $164,640 for the three and six months ended June 30, 2004, respectively.

     TelVue had net income of $18,935 and $407,705 for the six months ended June 30, 2004 and 2003, respectively. TelVue recorded an income tax benefit of $5,220 and income tax expense of $259,461 for the six months ended June
30, 2004 and 2003, respectively.   TelVue's federal net operating loss
carry forward was approximately $650,000 on a tax-reporting basis as of June 30, 2004 (see Note 7 to TelVue's accompanying financial statements).

     During the six months ended June 30, 2004, TelVue purchased $71,670 of equipment compared to $120,756 purchased during the six months ended June 30, 2003. The majority of the equipment purchased during the six months ended June 30, 2004 and 2003, was for custom programming and equipment related to the TVTN service. Depreciation and amortization expense decreased $6,714 for the six months ended June 30, 2004, as a result of assets being fully depreciated. Depreciation and amortization accounted for 5% and 6% of total operating expenses for the six months ended June 30, 2004 and 2003, respectively.

      TelVue's days for sales in average accounts receivable was 57 days at June 30, 2004, compared to 59 days at June 30, 2003. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue maintains a bad debt reserve established in the amount of $91,009 as of June 30, 2004. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002 (see Note 9 to TelVue's accompanying financial statements). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue had positive cash flow from operating activities of $380,085 for the six months ended June 30, 2004, compared to positive cash flow of $587,841 for the six months ended June 30, 2003. The decrease in cash flow over 2003 is mainly due to a reduction in ANI service revenue (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds from the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from
Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001. During the year ended December 31, 2003, TelVue made total interest payments to Mr. Lenfest of $1,250,097, thereby paying the accrued interest on prior borrowings in its entirety. The aggregate outstanding loan balance due to Mr. Lenfest as ofJune 30, 2004, was $541,000 in loan principal for the non-interest bearing Science Dynamics Corporation note. TelVue intends to negotiate, the repayment terms of the $541,000 note with Mr. Lenfest and does not have a payment schedule in place at this time.

     On March 9, 2001, with the acquisition of the assets of Source Communications Group for $1.3 million, TelVue paid $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 7 of TelVue's accompanying financial statements). The Source Note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. During the first quarter of 2004, TelVue paid the remaining balance on the Source Note in its entirety.

     TelVue's ability to fund its operating expenses primarily depends on retaining its current subscriber base level and growing the TVTN service into a profitable business. Management believes that over time, continued erosion will occur in the subscriber base. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the new TVTN service to government officials and the cable industry. However, there can be no assurance that its marketing efforts will be successful. During the six months ended June 30, 2004, TelVue added
615,000 subscribers to its service but had 2.4 million subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service. Furthermore, both Dish Network and Adelphia have informed TelVue that they intend to begin ANI order processing internally by transitioning their subscribers onto their internal networks.

     In addition, revenues are affected by the buy rates of subscribers connected to the Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 4.1% to 3.8% for the six months ended
June 30, 2003 and 2004, respectively. The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. Management believes the long-term effect of deployment of digital two-way service will negatively impact TelVue. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 309 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934,as amended) as of the end of the period covered by this report. Based upon that evaluation, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within the company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. During the quarterly period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TelVue's annual meeting of stockholders was held on June 1, 2004. The following five directors were elected:

                          Vote For     Votes Withheld     Votes Abstained
                         -----------   --------------     ---------------
1. H.F. Lenfest           139,821,263        23,795                 0
2. Frank J. Carcione      139,821,263        23,795                 0
3. Joseph M. Murphy       139,821,263        23,795                 0
4. Joy Tartar             139,821,263        23,795                 0
5. Neil Heller            139,821,263        23,795                 0

ITEM 5.  OTHER INFORMATION

     On August 4, 2004, Frank J. Carcione, President and CEO of TelVue, announced that he will step down as President and CEO early next year, but continue to remain with the Company as a Director and work in an advisory position for the foreseeable future. Mr. Carcione, who will be turning 65 in 2005, will be semi-retiring and working several days a week helping to develop the Company's TVTN service. Joseph M. Murphy, TelVue's Executive Vice President, will assume the role of President and CEO on January 1, 2005.

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

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2004 Financial Statements included herein).

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

                                                   TELVUE CORPORATION


DATED: 8/16/04                    By:   /s/Frank J Carcione
                                        ----------------------------------
                                        Frank J. Carcione
                                        President (Chief Executive Officer)


DATED: 8/16/04                    By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)



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

Date:  8/16/04                      /s/Frank J. Carcione
                                    --------------------
                                    Frank J. Carcione
                                    President (Chief Executive Officer)


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

Date:  8/16/04                      /s/Irene A DeZwaan
                                    ---------------------
                                    Irene A DeZwaan
                                    Treasurer(Controller)


EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Carcione, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:	 8/16/04                      /s/Frank J. Carcione
                                    --------------------
                                    Frank J. Carcione
                                    President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C.
sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:	 8/16/04                      /s/Irene A. DeZwaan
                                    -------------------
                                    Irene A. DeZwaan
                                    Treasurer (Controller)