Form 10QSB
period 2004-09-30
TELVUE CORP
filed 2004-11-10
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 21


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2004

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

Number of shares of registrant's common stock outstanding as of October 27, 2004: 24,857,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------   ------
This report includes a total of 24 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                  PAGE
                                                                   NO.
                                                                  ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of September 30, 2004
          (unaudited) and as of December 31, 2003

          Statements of Operations for the three
          months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 5.  Other Information

          Item 6.  Exhibits

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                               September 30,  December 31,
                                                   2004           2003
                                               -------------  -----------

ASSETS                                         (Unaudited)          *

CURRENT ASSETS
  Cash and cash equivalents                     $ 1,152,948    $  842,601
  Accounts receivable - trade, net of allowance
   of $82,719 at September 30, 2004 and
   $91,009 at December 31, 2003                     485,906       669,220
  Deferred tax asset                                 36,409       350,000
  Other current assets                               49,532        44,603
  Current assets from discontinued operations       256,017       342,628
                                                -----------    ----------
     TOTAL CURRENT ASSETS                         1,980,812     2,249,052

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,655,442     5,375,699
  Less accumulated depreciation                   5,391,598     5,184,372
                                                -----------    ----------
                                                    263,844       191,327

OTHER ASSETS
  Other assets from discontinued operations            -          418,197
  Deferred tax asset                                567,257       167,581
  Other assets                                        8,800         8,800
                                                 ----------    ----------
                                                    576,057       594,578
                                                 ----------    ----------
                                                 $2,820,713    $3,034,957
                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                        $     -       $   39,178
  Notes payable - majority stockholder              541,000           -
  Accounts payable - trade                           69,496       114,444
  Accrued expenses                                  273,637       138,642
  Accrued dividends payable                       2,850,147     2,533,464
  Current liabilities from discontinued
    operations                                       30,742       219,319
                                                -----------    ----------
     TOTAL CURRENT LIABILITIES                    3,765,022     3,045,047

NOTES PAYABLE - MAJORITY STOCKHOLDER                   -          541,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $6,052,158)               3,518,694     3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,857,274 and 24,847,274
  shares issued and outstanding at September 30,
  2004 and December 31, 2003, respectively          248,573       248,473
  Additional paid-in capital                      1,588,953     1,588,553
  Accumulated deficit                            (6,300,529)   (5,906,810)
                                                 -----------   -----------
                                                 (4,463,003)   (4,069,784)
                                                 -----------   -----------
                                                 $2,820,713    $3,034,957
                                                 ===========   ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.



                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       September 30,
                                              ----------------------------
                                                    2004           2003
                                                    ----           ----

REVENUES                                       $   670,547    $ 1,179,675

OPERATING EXPENSES
  Service                                          300,767        391,925
  Selling and marketing                            185,468        101,236
  General and administrative                       323,211        164,172
  Depreciation & amortization                       27,478         41,716
                                               -----------    -----------
                                                   836,924        699,049
                                               -----------    -----------
OPERATING INCOME (LOSS)                           (166,377)       480,626

OTHER INCOME (EXPENSE)
  Interest income                                    2,090          1,502
  Interest expense                                     -          (12,417)
                                                -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                         2,090        (10,915)
                                                -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (164,287)       469,711

INCOME TAX (EXPENSE) BENEFIT                        75,833       (169,257)
                                                ------------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS           (88,454)       300,454

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                       (12,553)      (108,476)
  Provision for income tax benefit                   5,030         24,269
                                                ------------    ----------
                                                    (7,523)       (84,207)
                                                ------------    ----------
NET INCOME (LOSS)                                  (95,977)       216,247

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)      (105,561)
                                                -----------   ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (201,538)   $   110,686
                                                ===========   ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)          $.01
  FROM DISCONTINUED OPERATIONS                         .00            .00
                                                     ------          -----
    TOTAL                                            $(.01)          $.01
                                                     ======          =====
DILUTED NET (LOSS) INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)          $.00
  FROM DISCONTINUED OPERATIONS                        (.00)           .00
                                                      -----          -----
    TOTAL                                            $(.01)           $.00
                                                     ======          =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,857,274     24,827,274
                                                 ==========     ==========
   DILUTED                                            -         95,531,313
                                                 ==========     ==========

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,
                                               ----------------------------
                                                     2004           2003
                                                     ----           ----
REVENUES                                       $ 2,607,436    $ 3,612,134

OPERATING EXPENSES
  Service                                        1,039,667      1,192,266
  Selling and marketing                            438,562        283,439
  General and administrative                       759,374        514,829
  Depreciation & amortization                       99,559        120,511
                                               -----------    -----------
                                                 2,337,162      2,111,045
                                               -----------    -----------
OPERATING INCOME                                   270,274      1,501,089

OTHER INCOME (EXPENSE)
  Interest income                                    3,820          3,388
  Interest expense                                    (331)       (45,175)
                                                -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                         3,489        (41,787)
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              273,763      1,459,302

INCOME TAX (EXPENSE)                               (83,587)      (525,003)
                                                ------------    ----------

INCOME FROM CONTINUING OPERATIONS                  190,176        934,299

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component, including goodwill impairment
   charge of $350,000 at September 30, 2004       (436,888)      (430,901)
  Provision for income tax benefit                 169,670        120,554
                                                ------------    ----------
                                                  (267,218)      (310,347)
                                                ------------    ----------

NET INCOME (LOSS)                                  (77,042)       623,952

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (316,683)      (316,683)
                                                -----------     ----------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (393,725)     $ 307,269
                                                ===========     ==========
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)          $.02
  FROM DISCONTINUED OPERATIONS                        (.01)          (.01)
                                                     ------          -----
    TOTAL                                            ($.02)          $.01
                                                     ======          =====
DILUTED NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)          $.01
  FROM DISCONTINUED OPERATIONS                        (.01)           .00
                                                     ------          -----
    TOTAL                                            $(.02)          $.01
                                                     ======          =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,857,274     24,827,274
                                                 ==========     ==========
   DILUTED                                           -          95,531,313
                                                 ==========     ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                     Nine Months Ended
                                                        September 30,
                                                    ---------------------
                                                     2004           2003
                                                     ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $   (77,042)    $ 623,952
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation & amortization                     131,048       159,677
    Deferred taxes                                  (86,083)      376,449
    Write off of covenant not to compete              1,669          -
    Impairment of goodwill                          350,000          -
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                      74,469       299,521
    Inventory                                       184,973        21,332
    Other current assets                              5,552        34,664
   Increase (decrease) in -
    Accrued interest - majority stockholder             -        (660,179)
    Accounts payable - trade                       (208,079)     (184,068)
    Accrued expenses                                124,686       (23,690)
    Accrued income taxes                                -           6,172
    Deferred service revenue, net of expense        (14,362)         (729)
                                                 -----------   -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                     486,831       653,101
                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (137,031)     (156,607)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction - Notes payable - other           (39,953)     (116,535)
   Issuance of common stock                             500           500
                                                 -----------   -----------
                                                    (39,453)     (116,035)
                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  310,347       380,459

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               842,601       652,059
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,152,948    $1,032,518
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

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

2. DISCONTINUED OPERATIONS:
    ------------------------

In the second quarter of 2004, the Company made a decision to discontinue the business segment that operates under the name, Source Communications Group ("Source"). Source functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. This decision was made as a result of the ongoing losses produced by the Source segment and the amount of time and resources required to run the segment. The Company has decided to use its time and resources to focus on growing the TVTN business (see Part I, Item 2, of this report, "Management's Discussion and Analysis or Plan of Operation").

The Company's efforts to sell a portion of the Source segment have not been successful. Therefore, during June 2004, the Company began taking steps to wind down the Source business. As of September 30, 2004, no Source employees remained. There remained two small-unfulfilled sales at September 30, 2004 that TelVue expects to complete during the fourth quarter of 2004.

The results for the Source segment have been classified as discontinued operations for all periods presented in the Balance Sheet and Statements of Operations. Cash flows related to discontinued operations have not been segregated in the Statement of Cash Flows.

The Balance Sheet detail of assets and liabilities from discontinued operations at September 30, 2004 and December 31, 2003 is as follows:

                                 September 30,   December 31,
                                    2004            2003
                                 -------------   -----------
CURRENT ASSETS:
  Accounts receivable - trade     $ 256,017       $ 147,174
  Inventory                            -            184,973
  Other current assets                 -             10,481
                                  ---------       ---------
                                    256,017         342,628
OTHER ASSETS:
  Property and equipment, net
   of accumulated depreciation         -             65,280
  Goodwill                             -            350,000
  Covenant not to compete, net
   of accumulated amortization         -              2,917
                                  ---------       ---------
                                       -            418,197
                                  ---------       ---------
TOTAL ASSETS FROM DISCONTINUED
  OPERATIONS                      $ 256,017       $ 760,825
                                  =========       =========

CURRENT LIABILITIES:
  Notes payable - current         $   -           $     774
  Accounts payable - trade          15,808          178,940
  Accrued expenses                  14,934           25,243
  Deferred service revenue            -              14,362
                                  --------        ---------
TOTAL LIABILITIES FROM
  DISCONTINUED OPERATIONS         $ 30,742        $ 219,319
                                  ========        =========


The summarized results of discontinued operations for the nine months ended September 30, 2004 and 2003 are as follows:

                                           Nine Months Ended September 30,
                                                 2004           2003
                                             -----------     -----------
Hardware sales and service                   $1,119,902      $1,225,099


Cost of hardware sales and service              937,380       1,080,262
Selling, administrative and depreciation
 expenses                                       270,034         576,911
Goodwill impairment charge                      350,000            -
Write off of covenant not to compete              1,669            -
                                              ----------      ----------
                                              1,559,083       1,657,173
                                              ----------      ----------
OPERATING LOSS                                 (439,181)       (432,074)

Interest income net of expense                    2,293           1,173
                                              ----------      ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES      $(436,888)      $(430,901)
                                              ==========      ==========

3.  GOODWILL:
    ---------

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

4.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2004           2003
                                           ----           ----
             Income taxes                $   -          $ 21,828
             Interest                    $  341         $705,569

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock of $316,683 for each of the nine month periods ended September 30, 2004 and 2003.

5.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.
Because of the net loss available to common stockholders for the nine months ended September 30, 2004, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 2004 and 2003. Incremental shares of 70,704,039 for the nine months ended September 30, 2003, were used in the calculation of diluted earnings per common share.


                                                    Average
                                                     Shares     Earnings
                                       Amount      Outstanding  Per Share
                                     ------------  -----------  --------
2004
Income (loss) from continuing
 operations,  less dividends
 on preferred stock                  $ (126,507)   24,857,274     $(.01)
                                     ==========    ==========    =======

2003
Net income available to common
  stockholders                       $  307,269    24,827,274     $ .01
Effect of dilution
  Warrants                                 -       29,915,160
  Convertible preferred stock           316,683    39,645,962
  Vested unexercised stock options         -        1,142,917
                                     -----------   ----------    -------
Diluted                              $  623,952    95,531,313     $ .01
                                     ===========   ==========    =======


6.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of September 30, 2004, accrued dividends on outstanding preferred stock amounted to $2,850,147.

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

The provisions for income tax (expense) benefit from continuing operations for the nine months ended September 30, 2004 consist of the following components:

                                                2004            2003
                                            -----------      ----------
Current
 Federal                                     $    -           $   -
 State                                            -            (28,000)
                                            -----------      ----------
                                                  -            (28,000)
Deferred
 Federal                                        73,966        (376,449)
 State                                          12,117            -
                                             ----------      ----------
                                                86,083        (376,449)
                                             ----------      ----------
                                             $  86,083       $(404,449)
                                             ==========      ==========

The Company has a net operating loss carryforward of approximately $1,500,000 on a tax-reporting basis as of September 30, 2004. The carryforward will begin to expire in 2010, if not utilized.

8.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the assets of Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. As of September 30, 2004, this note had been paid in its entirety.

Note Payable - Ford Motor Credit Corp
-------------------------------------
In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan was payable monthly in the amount of $390, including principal and interest, had a term of three years and bore interest at 5% per annum. As of September 30, 2004, this note had been paid in its entirety.

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

10. RELATED PARTY TRANSACTIONS
    --------------------------

During the nine months ended September 30, 2004, Neil Heller, a former Director of TelVue who resigned on September 10, 2004, served as a consultant to TelVue through The Heller Group to provide a business analysis for the TVTN (TelVue Virtual Television Networks) product and service. TelVue paid The Heller Group $50,000 for its services which were completed in the first quarter of 2004.

11. DEFERRED COMPENSATION
    ---------------------

At September 30, 2004, TelVue recorded a deferred compensation award of $100,000 related to the future retirement of TelVue's President and CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

    TelVue Corporation ("TelVue") operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI Service"). In addition, TelVue has developed and is marketing a new product and service called the TelVue Virtual Television Networks ("TVTN")(as discussed below). The other business segment operated under the name, Source Communications Group ("Source"), and functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations (as discussed below).

     The ANI Service permits cable television companies to process special ordering services without the attendant high manpower requirements or extensive physical plant and facilities that are otherwise required.
TelVue provides the ANI Service through equipment it purchases. TelVue's equipment for providing the ANI Service nationwide is located at TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCI. TelVue believes it receives a favorable trunk usage rate from MCI.

     Source was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group, a Delaware corporation located in Mullica Hill, NJ. The Source segment sold and installed computer related equipment, network systems, software, and data communications equipment. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations. The decision to discontinue the Source segment was made as a result of the ongoing losses produced by the segment and the amount of time and resources required to run the segment. TelVue has been unsuccessful in its efforts to sell a portion of the Source segment, and therefore, intends to continue to wind down the operations. As of September 30, 2004, there were no Source employees. There remained two small unfulfilled sales at September 30, 2004 that TelVue expects to complete during the fourth quarter of 2004. TelVue has decided to use its time and resources to focus on growing its TVTN business, which it believes will be more profitable (as discussed below).

     TelVue has developed a new product and service called TVTN and has applied for a patent for the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue is selling the TVTN hardware-software platform to the municipalities and is also charging ongoing monthly support fees for services provided by TelVue.

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for nine months ended September 30, 2004 compared to September 30, 2003, and the reasons for the decrease. TelVue further discusses the continuing erosion in buy rates caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the significant loss of a large portion of its subscriber base due to cancellation notices received from Dish Network and Adelphia Communications. Finally TelVue discusses its decision to discontinue the operations of the Source segment and the marketing of its new TVTN service.

     The ANI segment had an operating loss of $166,377 for the three months ended September 30, 2004 and had operating income of $270,274 for the nine months ended September 30, 2004. Operating income for the ANI segment decreased $647,003 and $1,230,815 for the three and nine months ended September 30, 2004, respectively, when compared to the same periods of 2003. The decrease in operating income was primarily due to a decrease in ANI service revenue of $509,128 and $1,004,698 for the three and nine months ended September 30, 2004, respectively, when compared to the same periods of 2003. As expected, pay-per-view buy revenue decreased
$127,526 and $297,586, and feature revenue decreased $284,029 and $576,085 for the three and nine months ended September 30, 2004, respectively, when compared to the same periods of 2003. These decreases were mainly due to a reduction in the number of subscribers served during the nine months ended September 30, 2004 (as discussed below). In addition to the reduction in subscribers, the decrease in pay-per-view buy revenue was due in part to a continuing reduction in the average monthly buy rate from 4.1% to 3.5% for the three months ended September 30, 2003 and 2004, respectively, and from 4.1% to 3.7% for the nine months ended September 30, 2003 and 2004, respectively. TelVue believes that the decrease in the buy rates for the nine months ended September 30, 2004, was attributable to a somewhat weak movie product, a lack of major special events such as boxing, erosion in wrestling popularity, and the movement of cable operators to impulse ordering on digital cable systems (as discussed below). In addition, TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. The ANI service expenses decreased $91,158 and $152,599 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003. This decrease was partially due to a reduction in trunk and data link expenses as a result of serving fewer subscribers and a reduction in technical payroll as a result of fewer technicians being employed by TelVue during the nine months ended September 30, 2004, compared to the same period of 2003.
As a result of the cable subscriber cancellations, especially Adelphia Communications ("Adelphia") on June 30, 2004 and the pending cancellation of Dish Network (see below), TelVue expects to continue to experience a decrease in revenue and an increase in net loss in the immediate future.

     TVTN service revenue was $10,000 and $16,000 for the three and nine months ended September 30, 2004, respectively. During August 2004, TelVue began service to nine new towns in the Camden County, NJ area. As of September 30, 2004, TVTN was serving ten customers that TelVue anticipates will generate approximately $54,000 in total annual service revenue. TelVue has made presentations to a number of communities and has received verbal commitments from five towns to carry the TVTN service. Many other towns are considering adopting the TVTN service; however, long municipal decision and approval processes are required. TelVue is initially marketing the service regionally in New Jersey, Pennsylvania and Delaware.

     Selling and marketing expenses increased $84,232 and $155,123 for the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003. The increase was partially a result of an increase in payroll and payroll taxes and benefits
$51,659 and $104,464 as a result of less payroll being allocated to the Source segment and as a result of a new employees for the TVTN business. Travel and entertainment related to the TVTN business increased $5,563 and $12,190. Advertising related to the TVTN business was $2,892 and $5,021 for the month and the nine months ended September 30, 2004, respectively, compared to $0 for the three and nine months ended September 30, 2003. Trade shows and promotional materials for TVTN were $11,283 and $14,623 for the three and nine months ended September 30, 2004, respectively, compared to $0 for the three and nine months ended September 30, 2003.

     General and administrative expenses increased $159,039 and $244,545 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003. This increase was partially a result of TVTN consulting expenses of $51,672 and $141,817 for the three and nine months ended September 30, 2004, respectively, compared to $14,070 and $24,195 for the three and nine months ended September
30, 2003, respectively. Included in the 2004 consulting expenses was a fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service (see Note 10 of the accompanying financial statements). The increase in general and administrative expenses was also due to accrued payroll of $100,000 related to the future retirement of TelVue's President and CEO (see
Note 11 of the accompanying financial statements and Part II, Item 5, Other Information, of this report).

     As of September 30, 2004, TelVue was serving approximately 17.1 million full-time cable subscribers and 1.2 million part-time cable subscribers, compared to approximately 21.2 million full-time and 1.2 million part-time cable subscribers served as of September 30, 2003.
The part-time subscribers did not significantly contribute to the revenue or service expenses for the nine months ended September 30,
2004 and 2003. During the nine months ended September 30, 2004, TelVue added approximately 915,000 subscribers to its ANI Service but unfortunately lost approximately 4.4 million subscribers that cancelled the ANI service.  The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (as discussed below). Of the 915,000 customer additions for the nine months ended September 30, 2004, 900,000 of the subscribers are from the Dish Network. Dish Network informed TelVue that it will do its ANI order processing internally and is transitioning its subscribers onto its internal network. In the fourth quarter of 2003, Dish Network transitioned their adult product traffic onto their internal network.
Dish Network initially planned to have their remaining sports/event and movie traffic moved onto their internal network by the first quarter of 2004, however they have continued to extend this time line. Dish Networks plans to have their remaining subscribers moved onto their internal network
sometime during the remainder of 2004.    Dish Network intends to continue
to use TelVue for its monthly speech recording. Currently, Dish Network contributes approximately 10% to TelVue's monthly ANI service revenue.
When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 10.2 million, and the annual service revenue will be reduced by a net amount in the range of approximately $160,000 to $190,000. As of July 1, 2004, Adelphia was no longer using TelVue's ANI service. They are processing their ANI orders internally. TelVue served 1.5 million Adelphia subscribers and Adelphia contributed approximately 25% to TelVue's monthly ANI service revenue, or $1.1 million annually.

     There was a loss from discontinued operations before income tax benefit from the Source segment of $12,553 and $436,888 for the three and nine months ended September 30, 2004, respectively, which included a goodwill impairment charge of $350,000 for the nine months ended September 30, 2004 (see Note 3 of the accompanying financial statements). There was a provision for income tax benefit related to the Source discontinued segment, of $5,030 and $169,670 for the three and nine months ended September 30, 2004, respectively.

     TelVue had a net loss of $77,042 for the nine months ended September 30, 2004 compared to net income of $623,952 for the nine months ended September 30, 2003. TelVue recorded an income tax benefit of $86,083 and income tax expense of $404,449 for the nine months ended September 30,
2004 and 2003, respectively.   TelVue's federal net operating loss carry
forward was approximately $1,500,000 on a tax-reporting basis as of September 30, 2004 (see Note 7 to the accompanying financial statements).

     During the nine months ended September 30, 2004, TelVue purchased $137,031 of equipment compared to $156,607 purchased during the nine months ended September 30, 2003. The majority of the equipment purchased during the nine months ended September 30, 2004 and 2003, was for custom programming and equipment related to the TVTN service. Depreciation and amortization expense decreased $20,952 for the nine months ended September 30, 2004, as a result of assets being fully depreciated. Depreciation and amortization accounted for 4% and 6% of total operating expenses for the nine months ended September 30, 2004 and 2003, respectively.

      TelVue's days for sales in average accounts receivable was 58 days at September 30, 2004, compared to 60 days at September 30, 2003. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue maintained a bad debt reserve in the amount of $82,719 as of September 30, 2004. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002 (see Note 9 to TelVue's accompanying financial statements). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue had positive cash flow from operating activities of $486,831 for the nine months ended September 30, 2004, compared to positive cash flow of $653,101 for the nine months ended September 30, 2003. The decrease in cash flow over 2003 was mainly due to a reduction in ANI service revenue (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation, TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001. During the year ended December 31, 2003, TelVue made total interest payments to Mr. Lenfest of $1,250,097, thereby paying the accrued interest on prior borrowings in its entirety. The aggregate outstanding loan balance due to Mr. Lenfest as of September 30, 2004 was $541,000 in loan principal for the non-interest bearing Science Dynamics Corporation note. TelVue intends to negotiate the repayment terms of the $541,000 note with Mr. Lenfest and does not have a payment schedule in place at this time.

     On March 9, 2001, with the acquisition of the assets of Source for $1.3 million, TelVue paid $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 7 of the accompanying financial statements). The Source Note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. During the first quarter of 2004, TelVue paid the remaining balance on the Source Note in its entirety.

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its operating expenses, TelVue needs to retain a reasonable subscriber base level and grow the TVTN service into a profitable business. Management believes that over time, continued erosion will occur in the subscriber base. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the new TVTN service to government officials and the cable industry. However, there can be no assurance that its marketing efforts will be successful.
During the nine months ended September 30, 2004, TelVue added 915,000 subscribers to its service but had 4.4 million subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service. Furthermore, Dish Network has informed TelVue that they intend to begin ANI order processing internally by transitioning their subscribers onto their internal networks.

     In addition, revenues are affected by the buy rates of subscribers connected to the ANI Service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 4.1% to 3.7% for the nine months ended September 30, 2003 and 2004, respectively. The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. Management believes the long-term effect of deployment of digital two-way service will negatively impact TelVue. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 296 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

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

     Effective September 10, 2004, Neil Heller resigned from the
TelVue Corporation's Board of Directors. The resignation of Mr.
Heller from TelVue's Board of Directors did not involve any disagreement with the Corporation.

     Effective October 25, 2004, Robert Lawrence was appointed as a director of TelVue Corporation by the Board of Directors of the Company to fill the vacancy created by the resignation of Neil Heller and to serve the unexpired portion of the term of Neil Heller until the next annual meeting of stockholders of the Company or until his successor is elected and shall have qualified. Mr. Lawrence will serve on the Audit Committee and the Stock Option Committee of the Board of Directors.


ITEM 6.  EXHIBITS

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

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2004 Financial Statements included herein).

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

                                                   TELVUE CORPORATION


DATED: 11/10/04                  By:   /s/Frank J Carcione
                                       ----------------------------------
                                       Frank J. Carcione
                                       President (Chief Executive Officer)


DATED: 11/10/04                  By:   /s/Irene A. DeZwaan
                                       ----------------------------------
                                       Irene A. DeZwaan
                                       Treasurer (Controller)



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

Date:  11/10/04

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

Date:  11/10/04

			                        /s/Irene A DeZwaan
                                          ---------------------
							Irene A DeZwaan
                                          Treasurer (Controller)




EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Carcione, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 11/10/04          		/s/Frank J. Carcione
                                    --------------------
						Frank J. Carcione
						President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 11/10/04          		/s/Irene A. DeZwaan
                                    -------------------
						Irene A. DeZwaan
						Treasurer (Controller)