Form 10KSB
period 2004-12-31
TELVUE CORP
filed 2005-03-29
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2004

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
Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                              -------

The Issuer's revenue for the fiscal year ended December 31, 2004 was $3,285,937.

The Aggregate Market Value of voting and non-voting common equity held by non-affiliates of the Issuer as of February 22, 2005, based on a per share average bid and asked price of $.03 was $285,423.

Number of shares of Issuer's common stock outstanding as of February 22, 2005: 24,857,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                             -----


                     DOCUMENTS INCORPORATED BE REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2004, are incorporated by reference into Part III of this Form 10-KSB.

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

     TelVue operated two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service"). TelVue has also developed and is marketing a new product and service called the TelVue Virtual Television Networks (the "TVTN service"). The other business segment operated under the name, Source Communications Group ("Source"), and functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations.

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

      The ANI service segment is principally a service-oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment used is owned and installed by TelVue. The equipment is located at TelVue's home office in Mt. Laurel, New Jersey.
The equipment provides enhanced service features, such as, "Custom
Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes that these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). During 2004, no additional equipment purchases or software modifications were required to provide ANI service. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCI. TelVue believes it receives a favorable trunk usage rate from MCI.

       As of December 31, 2004, TelVue had contracts to provide service to 326 cable television systems, serving approximately 17.3 million full-time subscribers and approximately 1.1 million part-time subscribers compared to approximately 20.6 million full-time and 1.2 million part-time cable subscribers served as of December 31, 2003. Part-time subscribers are subscribers who only use TelVue's ANI service for major special events, such as boxing, wrestling and concerts. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. In addition, cable operators are moving their subscriber base onto two-way digital ordering. As a result of this shift in the cable operators business, TelVue is experiencing a decline in the number of subscribers it serves and expects a continued erosion of its subscriber base (see Item 6, Management's Discussion and Analysis or Plan of Operation, of this Report).

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

     The Source segment was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications
Group, a Delaware corporation located in Mullica Hill, NJ. The Source segment sold and installed computer related equipment, network systems, software, and data communications equipment. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations. The decision to discontinue was a result of the ongoing losses produced by the segment and the amount of time and resources required to run the segment. TelVue made an effort to sell a portion of the Source segment but was not successful. As of December 31, 2004, all Source operations ceased. TelVue has redirected its time and resources to growing the TVTN business, which it believes will be more profitable.

     TelVue has developed a new product and service called TVTN and has applied for a patent for the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue charges the municipalities monthly support fees along with a one-time installation and programming fee.

     For information regarding TelVue's revenue, operations and assets, please refer to TelVue's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation included at Item 6 of this Report.

LICENSES

     On July 8, 2003, TelVue filed for a patent for its TVTN service.
This service provides the operators of Cable TV Government Access Channels, typically municipalities or schools, with the ability to generate a computerized TV signal on those channels. The TVTN signal is comprised of pictures, headlines, voice-over narration, full motion video clips and graphics.

     TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001, related to this system.

     TelVue previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom
(formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2004. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

     TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) communication subsystems ("HPs") that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue had purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2004.

     TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge and nonexclusive license to use the Science patent.

MARKETING OF SERVICES

      Sales of TelVue's ANI services to date have been made to operating cable television companies with a broad geographical distribution and to a satellite distribution company. Relations with all customers are good. Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers
TelVue serves is declining and it is unable to attract many new cable customers to its ANI service. TelVue's ANI service is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services include the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. TelVue believes its services resolve these pay-per-view ordering problems. As of December 31, 2004, there were three Multi System Operators ("MSOs") that individually comprised more than 10% of TelVue's ANI service revenue.
One of these customers, Adephia Communications, discontinued TelVue's ANI service on June 30, 2004. Percentages of service revenue will vary as cable operators continue to consolidate their systems with other cable operators and as cable operators leave the ANI service.

      The TVTN service is marketed using direct mail and telemarketing to municipal and school officials while attending various League of Municipality and school Conferences to demonstrate the service. In addition, trade shows are used as a major marketing tool for the TVTN service.

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

EMPLOYEES

      At December 31, 2004, TelVue had eighteen full-time employees and one part-time employee. Additional personnel may be added as circumstances require.

BACKLOG

      TelVue's ANI service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment. The TVTN service revenues are computed and assessed a fixed monthly support and initial installation fee. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue.

RESEARCH AND DEVELOPMENT

     TelVue is principally a sales and marketing company. Therefore, TelVue does not anticipate it will perform any significant or material research and development in the future.

ITEM 2.     PROPERTIES

      TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2006. The office space is used to house the equipment used to provide the ANI service and the TVTN service as well as the executive, sales, secretarial and technical support personnel.

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

                             PART II

ITEM 5. MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

      The Issuer's Common Stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 2004                          HIGH                    LOW

        First                               $.12                   $.031

        Second                              $.055                  $.02

        Third                               $.055                  $.012

        Fourth                              $.04                   $.018


      QUARTER 2003

        First                               $.04                   $.03

        Second                              $.04                   $.03

        Third                               $.09                   $.015

        Fourth                              $.08                   $.031

      As of February 22, 2005, there were 324 holders of record of the Common Stock of TelVue.

      TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its Common Stock in the foreseeable future. Holders of the Common Stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

     Shares of Common Stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of February 22, 2005, 18,088,544 shares of TelVue's Common Stock were entitled to 10 votes per share. The remaining 6,768,730 shares of Common Stock were entitled to one vote per share. Mr. Lenfest owns 14,557,453 shares of Common Stock, which are entitled to ten votes per share.

EQUITY COMPENSATION PLAN INFORMATION

                     NUMBER OF
                  SECURITIES TO BE    WEIGHTED-AVERAGE       NUMBER OF
                     ISSUED UPON     EXERCISE PRICE OF      SECURITIES
                     EXCERISE OF        OUTSTANDING          REMAINING
                      OUTSTANDING     OPTIONS, WARRANTS     AVAILABLE FOR
                  OPTIONS, WARRANTS      AND RIGHTS        FUTURE ISSUANCE
PLAN CATEGORY       AND RIGHTS       COMPENSATION PLANS      UNDER EQUITY
-------------     -----------------  ------------------    ---------------
   Equity
compensation plans
  approved by
security holders        1,626,667              $.048            7,846,250

  Equity
compensation plans
  not approved by
security holders             (a)                (a)                  (a)

                        ---------              -----            ---------
Total                   1,626,667              $.048            7,846,250
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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

    TelVue operated two business segments. One segment is a marketing and service company which sells ANI telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events. In addition, TelVue has developed and is marketing the new product and service called TVTN. The other business segment, Source, functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations (as discussed below).

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

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for year ended December 31, 2004 compared to December 31, 2003, and the reasons for the decrease. TelVue further discusses the continuing erosion in buy rates caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the significant loss of a large portion of its subscriber base due to cancellation notices received from Dish Network and Adelphia Communications. Finally, TelVue discusses its decision to discontinue the operations of the Source segment and the marketing of its new TVTN service.

     The ANI segment had operating income of $139,468 for the year ended December 31, 2004 compared to operating income of $1,818,692 for the year ended December 31, 2003. The decrease in operating income was primarily due to a decrease in ANI service revenue of $1,443,552 for year ended December 31, 2004 when compared to the same period of 2003. As expected, pay-per-view buy revenue decreased $393,085, and feature revenue decreased $869,976. These decreases were mainly due to a reduction in the number of subscribers served during the year ended December 31, 2004 (as discussed below). In addition to the reduction in subscribers, the decrease in pay-per-view buy revenue was due in part to a continuing reduction in the average monthly buy rate from 4.0% to 3.7% for the year ended December 31, 2003 and 2004, respectively. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. Service expenses decreased $192,257 for the year ended December 31, 2004 as compared to 2003. This decrease was partially due to a reduction in trunk and data link expenses as a result of serving fewer subscribers and a reduction in technical payroll as a result of fewer technicians being employed by TelVue during the year ended December 31, 2004, when compared to the same period of 2003. As a result of the cable subscriber cancellations, especially Adelphia Communications ("Adelphia") on June 30, 2004 and the pending cancellation of Dish Network (as discussed below), TelVue expects to continue to experience a decrease in revenue and an increase in net loss in the immediate future.

     TVTN service revenue was $42,000 and $12,000 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, TVTN was serving eleven customers in the Southern New Jersey area. These customers will generate approximately $60,000 in total annual service revenue. During 2004, TelVue made presentations to a number of communities many of which are considering adopting the TVTN service; however, long municipal decision and approval processes are required. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue began offering in January 2005 a sponsorship program that finds local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. TelVue believes that many towns will adopt this method of funding TVTN charges. During January and February 2005, TelVue received commitments from five clients under the new sponsorship model. TelVue is initially marketing the TVTN service regionally in New Jersey, Pennsylvania and Delaware.

     Selling and marketing expenses increased $247,673 for the year ended December 31, 2004, compared to 2003. The increase was partially a result of an increase in compensation and payroll taxes and benefits of $187,850. This is a result of $72,805 less payroll and payroll taxes and benefits being allocated to the Source segment and a $111,645 increase in compensation expense and payroll taxes related to marketing the TVTN service. Travel and entertainment related to the TVTN service increased $19,824 for the year ended December 31, 2004. Advertising related to the TVTN service was $9,920 for the year ended December 31, 2004, compared to $0 for 2003. Trade shows and promotional materials for TVTN increased $11,602 for the year ended December 31, 2004.

     General and administrative expenses increased $226,382 for the year ended December 31, 2004, compared to 2003. This increase was partially a result of an increase in TVTN consulting expenses of $82,690 for the year ended December 31, 2004. Included in the 2004 consulting expenses was a fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service (see Note 13 of the accompanying financial statements). The increase in general and administrative expenses was also due to accrued payroll of $100,000 related to the future retirement of TelVue's President and CEO. Legal expenses increased $21,385 partially as a result of work in relation to the TVTN service. Accounting expenses increased $25,249 as a result of additional expenses related to compliance with the Sarbanes Oxley Act of 2002.

     As of December 31, 2004, TelVue was serving approximately 17.3 million full-time cable subscribers and 1.1 million part-time cable subscribers, compared to approximately 20.6 million full-time and 1.2 million part-time cable subscribers served as of December 31, 2003. The part-time subscribers did not significantly contribute to the revenue or service expenses for the year ended December 31, 2004 and 2003. During the year ended December 31, 2004, TelVue added approximately 1.2 million subscribers to its ANI service but unfortunately lost approximately 4.6 million subscribers that cancelled the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service (as discussed below). The majority of the customer additions for the year ended December 31, 2004, were from the Dish Network. Dish Network informed TelVue that it will do its ANI order processing internally and is transitioning its subscribers onto its internal network. In the fourth quarter of 2003, Dish Network transitioned its adult product traffic onto their internal network. Dish Network initially planned to have its remaining sports/event and movie traffic moved onto its internal network during 2004, however they have continued to extend this time line. Dish Network plans to have its remaining subscribers moved onto their internal network sometime during the first quarter of 2005. Dish Network intends to continue to use TelVue for its monthly speech recording. Currently, Dish Network contributes approximately 10% to TelVue's monthly ANI service revenue. When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 10.5 million, and the annual service revenue will be reduced by a net amount in the range of approximately $160,000 to $190,000. As of July 1, 2004, Adelphia was no longer using TelVue's ANI service. Adelphia is processing its ANI orders internally. TelVue served 1.5 million Adelphia subscribers and Adelphia contributed approximately 25% to TelVue's monthly ANI service revenue, or $1.1 million annually.

     There was a loss from discontinued operations before income tax benefit from the Source segment of $438,536 for the year ended December 31, 2004, respectively, which included a goodwill impairment charge of $350,000 (see Notes 2 and 5 of the accompanying financial statements). There was a provision for income tax benefit related to the Source discontinued segment of $214,139 for the year ended December 31, 2004.

     TelVue had a net loss of $810,329 for the year ended December 31, 2004 compared to net income of $480,470 for the year ended December 31, 2003. TelVue recorded an income tax expense of $731,720 and $682,517 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, TelVue recorded a valuation allowance of $660,531 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $1,660,000 on a tax-reporting basis as of December 31, 2004 (see Note 11 to the accompanying financial statements).

     During the year ended December 31, 2004, TelVue purchased $191,548 of equipment compared to $150,307 purchased during the year ended December 31, 2003. The majority of the equipment purchased during the years ended December 31, 2004 and 2003, was for custom programming and equipment related to the TVTN service. Depreciation and amortization expense decreased $46,126 for the year ended December 31, 2004, as a result of assets being fully depreciated. Depreciation and amortization accounted for 4% and 5% of total operating expenses for the year ended December 31, 2004 and 2003, respectively.

      TelVue's days for sales in average accounts receivable was 64 days at December 31, 2004, compared to 60 days at December 31, 2003. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue maintained a bad debt reserve in the amount of $82,701 as of December 31, 2004. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002. It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue had positive cash flow from operating activities of $575,324 for the year ended December 31, 2004, compared to positive cash flow of $815,627 for the year ended December 31, 2003. The decrease in cash flow over 2003 was mainly due to a reduction in ANI service revenue (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. In addition to these borrowings, during January 1995, Mr.
Lenfest purchased, from Science Dynamics Corporation, TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001. During the year ended December 31, 2003, TelVue made total interest payments to Mr. Lenfest of $1,250,097, thereby paying the accrued interest on prior borrowings in its entirety. The aggregate outstanding loan balance due to Mr. Lenfest as of December 31, 2004 was $541,000 in loan principal for the non-interest bearing Science Dynamics Corporation note. TelVue intends to negotiate the repayment terms of the $541,000 note with Mr. Lenfest and does not have a payment schedule in place at this time.

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

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its operating expenses, TelVue needs to retain a reasonable subscriber base level and grow the TVTN service into a profitable business. Management believes that over time, continued erosion will occur in the subscriber base. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the new TVTN service to government officials and the cable industry.
However, there can be no assurance that its marketing efforts will be successful. During the year ended December 31, 2004, TelVue added
1.2 million subscribers to its service but had 4.6 million subscribers cancel service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service. Furthermore, Dish Network has informed TelVue that they intend to begin ANI order processing internally by transitioning their subscribers onto their internal networks.

     In addition, revenues are affected by the buy rates of subscribers connected to the ANI service. TelVue has no control over the buy rates and therefore cannot assure that buy rates will increase or will remain at their current level. As noted above, TelVue experienced a decrease in the average monthly buy rate from 4.0% to 3.7% for the year ended
December 31, 2003 and 2004, respectively. The movement of cable operators to impulse ordering on digital cable systems is part of the reason for the buy rate decrease noted above. Cable operators are deploying digital services to their customers. These digital services allow cable operators to offer additional channels and to offer additional pay-per-view channels. Where cable operators have activated two-way cable plant (i.e. the operator is able to send a signal to and receive a signal from its customer), the digital service can also allow the cable operator to process ordering of pay-per-view movies and events directly from its customers, without using TelVue's service. Management believes the long-term effect of deployment of digital two-way service will negatively impact TelVue. Some cable operators with digital service, but only one-way cable plant, have chosen to use TelVue's single number ordering technology for pay-per-view ordering. Currently, there are 287 cable operators using ANI ordering technology for their digital pay-per-view offerings. TelVue intends to monitor developments in the rollout of digital services by its cable operator customers and to attempt to position TelVue to continue to be the cable operator's provider of choice for processing pay-per-view orders. However, there can be no assurances that TelVue will be successful in this effort.

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

     (b) Changes in Internal Controls. During the annual period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION
          None

                            PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than April 30, 2005.

ITEM 10.    EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than April 30, 2005.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than April 30, 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 2004, TelVue was indebted to Mr. Lenfest in the principal amount of $541,000.

           Other related transactions are described in Notes 3, 6, and 13 of the 2004 Financial Statements of TelVue.


ITEM 13.    EXHIBITS AND FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm dated March 23, 2005.

      Balance Sheets as of December 31, 2004 and 2003.

      Statements of Operations for the years ended December 31, 2004 and 2003.

      Statements of Stockholders' Deficit for the years ended December 31, 2004 and 2003.

      Statements of Cash Flows for the years ended December 31, 2004 and 2003.

      Notes to Financial Statements.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
TelVue Corporation


We have audited the accompanying balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 23, 2005


TelVue Corporation
Balance Sheets
December 31, 2004 and 2003

  ASSETS                                                 2004         2003
                                                         ----         ----
  CURRENT ASSETS
    Cash and cash equivalents                      $ 1,206,219    $  842,601
    Accounts receivable - trade, net of
      allowance for doubtful accounts of
      $82,701 in 2004 and $84,571 in 2003              483,045       669,220
    Deferred tax asset                                       -       350,000
    Other current assets                                30,327        44,603
    Current assets from discontinued
      operations                                        48,572       342,628
                                                    ----------     ---------

TOTAL CURRENT ASSETS                                 1,768,163     2,249,052

  PROPERTY AND EQUIPMENT                             5,719,740     5,375,699
    Less accumulated depreciation                    5,405,245     5,184,372
                                                    ----------     ---------
                                                       314,495       191,327

  OTHER ASSETS
    Other assets from discontinued
      Operations                                            -        418,197
    Deferred tax asset                                      -        167,581
    Other assets                                        8,800          8,800
                                                   ----------     ----------
                                                        8,800        594,578
                                                   ----------     ----------
                                                   $2,091,458     $3,034,957
                                                   ==========      =========

See accompanying notes.

TelVue Corporation
Balance Sheets (continued)
December 31, 2004 and 2003


  LIABILITIES AND STOCKHOLDERS' DEFICIT                 2004          2003
                                                        ----          ----
  CURRENT LIABILITIES
    Note payable - current                         $  541,000     $   39,178
    Accounts payable                                  101,958        114,444
    Accrued expenses                                  267,007        138,642
    Accrued dividends payable                       2,955,708      2,533,464
    Current liabilities from discontinued
      operations                                        8,948        219,319
                                                    ---------      ---------
TOTAL CURRENT LIABILITIES                           3,874,621      3,045,047

  NOTE PAYABLE - MAJORITY STOCKHOLDER                       -        541,000

  REDEEMABLE CONVERTIBLE PREFERRED STOCK
   $1 par value, 6,900,000 shares authorized,
     3,518,694 shares, issued and outstanding,
     (liquidation value $6,474,402)                 3,518,694      3,518,694

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000 shares
      authorized, 24,857,274 and 24,847,274 shares
       issued and outstanding at December 31,
       2004 and 2003, respectively                    248,573        248,473
    Additional paid-in capital                      1,588,953      1,588,553
    Accumulated deficit                            (7,139,383)    (5,906,810)
                                                   ----------     ----------
                                                   (5,301,857)    (4,069,784)
                                                   ----------     ----------
                                                  $ 2,091,458    $ 3,034,957
                                                   ==========     ==========
See accompanying notes.

TelVue Corporation
Statements of Operations
Years Ended December 31, 2004 and 2003


                                                        2004          2003
                                                        ----          ----

 REVENUES                                         $ 3,285,937    $ 4,729,489

 OPERATING EXPENSES
   Service                                          1,451,383      1,643,640
   Selling and marketing                              676,090        428,417
   General and administrative                         905,790        679,408
   Depreciation                                       113,206        159,332
                                                   ----------     ----------
                                                    3,146,469      2,910,797
                                                   ----------     ----------
OPERATING INCOME                                      139,468      1,818,692

 OTHER INCOME (EXPENSE)
   Interest expense - related party                         -        (43,869)
   Interest expense - other                              (331)        (6,176)
   Interest income                                      6,651          4,314
                                                   ----------     ----------
                                                        6,320        (45,731)
                                                   ----------     ----------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                        145,788      1,772,961

 INCOME TAX EXPENSE                                   731,720        682,517
                                                   ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS             (585,932)     1,090,444

 DISCONTINUED OPERATIONS
   Loss from operations of discontinued component,
     including goodwill impairment charges of
     $350,000 in 2004 and $450,000 in 2003           (438,536)      (991,761)
   Provision for income tax benefit                   214,139        381,787
                                                   ----------     ----------
                                                     (224,397)      (609,974)
                                                   ----------     ----------
NET INCOME (LOSS)                                    (810,329)       480,470

DIVIDENDS ON REDEEMABLE CONVERTIBLE
   PREFERRED STOCK                                   (422,244)      (422,244)
                                                   ----------     ----------
NET INCOME (LOSS) AVAILABLE
TO COMMON STOCKHOLDERS                            $(1,232,573)   $    58,226
                                                   ==========     ==========

BASIC NET INCOME (LOSS) PER COMMON SHARE:
   From continuing operations                     $     (0.04)   $      0.03
   From discontinued operations                         (0.01)         (0.03)
                                                   ----------     ----------
                                                  $     (0.05)   $         -
                                                   ==========     ==========
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
   From continuing operations                     $     (0.04)   $      0.01
   From discontinued operations                         (0.01)         (0.01)
                                                   ----------     ----------
                                                  $     (0.05)   $         -
                                                   ==========     ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                       24,853,137     24,822,315
                                                   ==========     ==========

See accompanying notes.

TelVue Corporation
Statements of Stockholders' Deficit
Years Ended December 31, 2004 and 2003


                                      Additional                     Total
                              Common   Paid-In     Accumulated  Stockholders'
                              Stock    Capital      Deficit        Deficit
                            ------------------------------------------------
BALANCE, JANUARY 1, 2003   $ 248,173  $1,587,353  $(5,965,036)   $(4,129,510)

Accrued dividends on
 redeemable convertible
 preferred stock                   -           -     (422,244)      (422,244)
Issuance of 30,000 shares
  of common stock                300       1,200            -          1,500
Net income                         -           -      480,470        480,470
                             -------    --------    ---------     ---------

BALANCE, DECEMBER 31, 2003   248,473   1,588,553   (5,906,810)    (4,069,784)

Accrued dividends on
 redeemable convertible
 preferred stock                   -           -     (422,244)      (422,244)
Issuance of 10,000 shares of
 common stock                    100         400            -            500

Net loss                           -           -     (810,329)      (810,329)

BALANCE, DECEMBER 31, 2004 $ 248,573  $1,588,953  $(7,139,383)   $(5,301,857)
                            ========   =========   ==========     ==========

See accompanying notes.


TelVue Corporation
Statements of Cash Flows
Years Ended December 31, 2004 and 2003


CASH FLOWS FROM OPERATING ACTIVITIES                    2004       2003
                                                        ----       -----

    Net income (loss)                               $(810,329)    480,470
    Loss from discontinued operations                 224,397     609,974
                                                     --------   ---------
    Income (loss) from continuing operations         (585,932)  1,090,444
    Adjustments to reconcile income (loss) from
      continuing operations to net cash provided
      operating activities:
      Depreciation                                    113,206     159,332
      Deferred tax expense                            731,720     681,782
    Changes in operating assets and liabilities:
      Accounts receivable - trade                     186,175     158,350
      Other current assets                             14,276     (22,470)
      Accounts payable                                (12,486)     (9,090)
      Accrued expenses                                128,365     (36,493)
      Accrued interest - majority stockholder               -  (1,206,228)
                                                     --------   ---------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                  575,324     815,627

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment              (191,548)   (150,307)
    Discontinued operations                            18,520    (319,906)
                                                     --------   ---------
NET CASH (USED IN)INVESTING ACTIVITIES               (173,028)   (470,213)

CASH FLOWS FROM FINANCING ACTIVITIES
    Debt reduction - notes payable - other            (39,178)   (156,372)
    Issuance of common stock                              500       1,500
                                                     --------   ---------
NET CASH (USED IN)FINANCING ACTIVITIES                (38,678)   (154,872)
                                                     --------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS             363,618     190,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        842,601     652,059
                                                     --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $1,206,219  $  842,601
                                                    =========   =========
See accompanying notes.


TelVue Corporation
Notes to Financial Statements
December 31, 2004 and 2003


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

Business Activity and Concentration of Credit Risk

The Company sells automatic number identification telecommunications services ("ANI services") to the cable television industry throughout the United States for the automated ordering of pay-per-view features and events. The Company grants credit to cable television operators throughout the nation. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry.

The Company maintains cash balances at a financial institution located in the Philadelphia area. Accounts at this institution are insured by the Bank Insurance Fund up to $100,000. The Company maintains cash balances in excess of the insured amount.

During 2004 and 2003, three customers accounted for 72% and 78% of sales from continuing operations, respectively and accounted for 56% and 80% of receivables in continuing operations at December 31, 2004 and 2003, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives using the straight-line method. Amortization of leasehold improvements is included with depreciation expense and is provided over the shorter of the remaining lease term or estimated useful life. Property and equipment consists primarily of operating equipment. For income tax purposes, recovery of capital costs for property and equipment is made using accelerated methods over statutory recovery periods.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment and definite-lived intangible assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2004, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".
SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

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

NOTE 2 - DISCONTINUED OPERATIONS

During 2004, the Company discontinued the business segment that functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. The 2004 and 2003 financial statements and notes thereto have been restated to reflect continuing operations of the Company. The balance sheet details of assets and liabilities from discontinued operations at December 31, 2004 and 2003 is as follows:

                                                  2004         2003
                                                  ----         ----
 Current assets
    Accounts receivable - trade              $    48,572   $   147,174
    Inventory                                          -       184,973
    Other current assets                               -        10,481
                                               ---------    ----------
                                                  48,572       342,628
 Other assets
    Property and equipment, net
      of accumulated depreciation                      -        65,280
    Goodwill                                           -       350,000
    Covenant not to compete, net
      of accumulated amortization                      -         2,917
                                               ---------    ----------
                                                       -       418,197
                                               ---------    ----------
                                             $    48,572   $   760,825
                                               =========    ==========

 Current liabilities
    Notes payable - current                  $         -   $       774
    Accounts payable - trade                           -       178,940
    Accrued expenses                               8,948        25,243
    Deferred service revenue                           -        14,362
                                              ----------    ----------
                                             $     8,948   $   219,319
                                              ==========    ==========


The summarized results of discontinued operations for the years ended December 31, 2004 and 2003 are as follows:


                                                  2004         2003
                                                  ----         ----

 Revenues                                    $ 1,123,628   $ 1,468,425

 Cost of revenues                                940,596     1,291,508
                                              ----------     ---------
                                                 183,032       176,917
 Operating expenses
    Selling, general and administrative          240,426       668,204
    Goodwill impairment charge                   350,000       450,000
    Depreciation and amortization                 33,516        52,403
                                              ----------     ---------
                                                 623,942     1,170,607
                                              ----------     ---------

Operating loss                                  (440,910)     (993,690)
 Other income                                      2,374         1,929
                                              ----------     ---------
Loss from discontinued operations before
 income taxes                                $ (438,536)   $ (991,761)
                                              ==========    ==========

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  2004           2003
                                                  ----           ----
Cash paid (refunded) during the year:
  Income taxes                               $   (20,482)   $    15,178
                                              ==========     ==========
  Interest - related party                   $         -    $ 1,250,097
  Interest - other                                   331          6,176
                                              ----------      ---------
  Interest - continuing operations                   331      1,256,273
  Interest - discontinued operations                  11            233
                                              ----------      ---------
                                             $       342    $ 1,256,506
                                              ==========      =========

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 in 2004 and 2003.


NOTE 4 - PROPERTY AND EQUIPMENT

A schedule of property and equipment of continuing operations at December 31, 2004 and 2003, is as follows:

                                                              Estimated
                                                             Useful Lives
                                       2004        2003       in Years
                                  ------------------------------------------

  Operating equipment              $5,302,196    $5,071,978       3-5
  Office furniture and equipment      350,053       257,632       3-5
  Leasehold improvements               46,089        46,089        5
  Vehicle                              21,402             -        5
                                   ----------    ----------
                                   $5,719,740    $5,375,699
                                   ==========    ==========


NOTE 5 - GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but instead is assessed for impairment at least annually. During 2004 and 2003, the Company performed its annual fair value assessment and determined that impairment charges of $350,000 and $450,000, respectively, were necessary to reduce the carrying value of goodwill to its implied fair value. These charges are included in Discontinued Operations in the accompanying Statements of Operations.


NOTE 6 - NOTE PAYABLE - MAJORITY STOCKHOLDER

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company.

As of December 31, 2003, all accrued interest has been paid in full. Unpaid accrued interest on lines of credit that had been paid in full accrued interest at the rate of the underlying line of credit.


NOTE 7 - NOTE PAYABLE

Note payable of continuing operations consisted of the following at December 31, 2004 and 2003:

                                               2004           2003
                                               ----          ----

    Note payable - individual (a)             $    -        $39,178

(a) In connection with the acquisition of assets in 2001, the Company issued a promissory note in the amount of $300,000 to the seller. During the first twelve (12) months that commenced on April 1, 2001, interest only, at eight percent (8%), was payable in monthly installments. Beginning April 1, 2002, the note was payable in monthly installments of $13,169, including interest at 5.06%. The note matured on February 1, 2004.


NOTE 8 - LEASE COMMITMENTS

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

Year Ending December 31,

      2005                             $117,888
      2006                               49,120
                                       --------
                                       $167,008
                                       ========

Rental expense under the operating lease for office facilities amounted to $138,027 and $124,082 for the years ended December 31, 2004 and 2003, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount incurred in 2004.


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

Redeemable Convertible Preferred Stock

In April 1990, the Company issued 1,250,000 shares of Class A Redeemable Convertible Preferred Stock ("Preferred Stock") for $1,250,000. The Preferred Stock has a par value of $1 per share and pays a cumulative $.06 semiannual dividend. The dividend is payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. Each share of Preferred Stock is convertible into 6.667 shares of common stock at any time, at the option of the holder. The Preferred Stock has a preference of $1 per share plus unpaid dividends in the event of liquidation. The Company may redeem the Preferred Stock at any time for $2 per share. The stockholder of the Preferred Stock is the majority stockholder. The majority stockholder can designate all of the Company's directors and, therefore, could influence the Company's willingness to cause redemption of the Preferred Stock. As a result, the Preferred Stock has been classified outside of the stockholders' deficit section of the accompanying balance sheets.

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

                                       Year Ended December 31, 2004
                                  -------------------------------------
                                     Income        Shares           Per
                                     (Loss)                        Share
                                   (Numerator)  (Denominator)      Amount

 Net (loss) from continuing
   operations                      $  (585,932)
 Preferred dividends                  (422,244)
                                   -----------

 Net (loss) from continuing
   operations available to
   common stockholders, basic
   and diluted earnings per share  $(1,008,176)   24,853,137    $ (0.04)
                                   ===========   ===========    =======


                                       Year Ended December 31, 2003
                                  ---------------------------------------
                                     Income        Shares           Per
                                                                   Share
                                   (Numerator)  (Denominator)      Amount

 Net income from continuing
    Operations                     $ 1,090,444
 Preferred dividends                  (422,244)
                                   -----------
 Net income from continuing
   operations available to
   common stockholders, basic
   earnings per share                  668,200   24,822,315        $.03

 Effect of dilutive securities
   Warrants                                  -   29,915,160
   Convertible preferred stock         422,244   38,590,299
   Vested unexercised stock options          -    1,084,575
                                   ------------  ----------

 Net income from continuing
   operations available to
   common stockholders, diluted
   earnings per share              $ 1,090,444   94,412,349        $.01
                                   ===========   ===========    =======

The 2004 diluted earnings per share computation does not include shares issued pursuant to warrants, convertible preferred stock and vested unexercised stock options because the effect would be antidilutive.


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

                                                    Options Outstanding
                                                ---------------------------
                                                               Weighted
                                                               Average
                                                 Options    Exercise Price
                                                ---------  ----------------
  Balance, December 31, 2002                    1,200,417       $  .072
  Forfeited                                      (257,500)
                                                ---------

  Balance, December 31, 2003                      942,917       $  .078
  Granted and assumed                             770,000
  Forfeited                                       (86,250)
                                                ---------

  Balance, December 31, 2004                    1,626,667       $  .048
                                                =========

There was no significant difference between the amount of compensation recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2004:

                                              Weighted
                                              Average
                                             Remaining
                Exercise      Options       Contractual      Options
                 Price      Outstanding     Life (Years)     Exercisable
              ----------------------------------------------------------
                $.025        770,000           4.5             385,000
                $.045         20,000           4.5              20,000
                $ .07        836,667           4.5             836,667
                           ---------                         ---------
Total                      1,626,667                         1,241,667
                           =========                         =========
Weighted Average
Exercise Price               $  .048                           $  .056
                             =======                            ======

NOTE 11 - CORPORATE INCOME TAXES

The provisions for income tax expense from continuing operations consist of the following components:

  Current                                             2004           2003
                                                      ----          -----
    Federal                                         $     -      $      -
    State                                             5,700           735
                                                    -------       -------
                                                      5,700           735
  Deferred
    Federal                                          59,690       516,720
    State                                             5,799       165,062
                                                    -------       -------
                                                     65,489       681,782
    Valuation allowance increase                    660,531             -
                                                    -------       -------
                                                    726,020       681,782
                                                    -------       -------
                                                   $731,720      $682,517
                                                    =======       =======


The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                       Federal                 State
                                   2004       2003       2004       2003
                               ------------------------------------------

Deferred Tax Assets:

  Intangible assets            $       -   $ 203,201   $      -   $ 61,826
  Allowance for bad debts         25,482      28,042      7,753      8,532
  Net operating loss
   Carryforward                  564,316     221,654     94,665      3,783
                                --------    --------   --------   --------

Gross Deferred Tax Asset         589,798     452,897    102,418     74,141

Deferred Tax Liabilities:
  Property and equipment,
   principally due to
   differences in depreciation   (24,294)     (7,251)    (7,392)    (2,206)
                                --------    --------   --------   --------
Net Deferred Tax Asset Before
  Valuation Allowance            565,504     445,646     95,026     71,935
  Valuation allowance           (565,504)          -    (95,026)         -
                                --------    --------   --------   --------

Net Deferred Tax Asset         $       -   $ 445,646   $      -   $ 71,935
                                ========    ========    =======    =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2004. Inherent uncertainty regarding the creation and development of a market for the Company's developing TVTN (TelVue Virtual Television Networks) product and service has prevented the Company from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2004.

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $1,660,000 on a tax-reporting basis. The carryforward will begin to expire in 2010, if not utilized.

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                      2004          2003
                                                      ----          ----

   Federal income tax at statutory rates           $ 49,568      $602,807
   State income tax, net of federal benefit           7,589       109,426
   Valuation allowance                              660,531             -
   Other                                             14,032       (29,716)
                                                   --------      --------
                                                   $731,720      $682,517
                                                   ========      ========

NOTE 12 - PENSION PLAN

The Company maintains a Salary Reduction Simplified Employee Pension ("SARSEP") plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company matched fifty percent (50%) of 2004 and 2003 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2004 and 2003 amounted to $24,077 and $25,847, respectively, in its continuing operations.


NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has an unsecured note payable to the majority stockholder. (See Note 6).

During 2004, Neil Heller, a former Director of TelVue who resigned on September 10, 2004, served as a consultant to TelVue through The Heller Group to provide a business analysis for the TVTN product and service. TelVue paid The Heller Group $50,000 for its services which were completed in the first quarter of 2004.


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

10.14 Retirement Agreement dated April 29, 2004 between TelVue Corporation and Frank J. Carcione (included herein).

10.15  Summary of Director Compensation (included herein).

10.16  Summary of Executive Compensation (included herein).

11. Statement re: Computation of Per Share Earnings (see TelVue's December 31, 2004 Financial Statements included herein).

17     Director Resignation Letter from Neil Heller (included herein).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (included herein).

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than April 30, 2005.



                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TELVUE CORPORATION


DATED: 3/29/05                  By: /s/Joseph M. Murphy
                                    -------------------------------------
                                    Joseph M. Murphy
                                    President and Chief Executive Officer


DATED: 3/29/05                  By: /s/Irene A. DeZwaan
                                    ----------------------------------
                                    Irene A. DeZwaan
                                    Treasurer-Controller


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE

/s/H F Lenfest
--------------------------------    Chairman of the           3/29/05
H.F. Lenfest                        Board and Director

/s/Frank J Carcione                 Director                  3/29/05
--------------------------------
Frank J. Carcione

/s/Joseph Murphy                    Director                  3/29/05
--------------------------------
Joseph Murphy

/s/Joy Tartar                       Director                  3/29/05
--------------------------------
Joy Tartar

/s/Robert Lawrence                  Director                  3/29/05
--------------------------------
Robert Lawrence




                                  EXHIBIT INDEX

10.14 Retirement Agreement dated April 29, 2004 between TelVue Corporation and Frank J. Carcione.

10.15 Summary of Director Compensation.

10.16 Summary of Executive Compensation.

17    Director Resignation Letter from Neil Heller.

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm.

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



EXHIBIT 10.14

                       TELVUE CORPORATION

DATE:     April 29, 2004

TO:       H.F. (Gerry) Lenfest

FROM:     Frank Carcione

SUBJECT:  Retirement Package


As agreed yesterday April 28, 2004 in our discussion I will receive the following early retirement package effective January 1, 2005. On that date I will officially resign my position as President, CEO of TelVue Corporation and continue service as a director, at your pleasure, and as an aide to President Joe Murphy.

   1. On or about January 1, 2005 TelVue will pay to me a one-time exit bonus of $100,000.

   2. Beginning January 1, 2005 I will function as an aide/confidant to Joe Murphy based on the following five-year compensation plan.

                    Year 1 - Salary $75,000 plus benefits
                    Year 2 - Salary $60,000 plus benefits
                    Year 3 - Salary $50,000 plus benefits
                    Year 4 - Salary $50,000 plus benefits
                    Year 5 - Salary $40,000 plus benefits

Additionally, since I forgot to bring two other issues up for discussion; I would like your consideration for the following:

  1. Should TelVue/TVTN not have success during the five-year period, Will you consider a one-time payout, as severance, of whatever the remaining balance is of the five-year package? Yes, per oral agreement with H.F. Lenfest.

  2. In the event of my death during the five-year period, will you consider a one-time payout of whatever the remaining balance is of the five-year package to my wife Georgeanne Carcione? Yes, per oral agreement with H.F. Lenfest.

Thank you for your support and counsel over the years and your agreement to this plan.

The above is agreed to this 3rd day of May, 2004.

TelVue Corporation               By:  /s/H.F. Lenfest, Chair of the Board


EXHIBIT 10.15

                    SUMMARY OF DIRECTOR COMPENSATION

In December 1997, TelVue Corporation adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of Common Stock issued at the higher of per share fair market value of the Common Stock as of the Board of Directors meeting date or $.05 per share.

EXHIBIT 10.16

                   SUMMARY OF EXECUTIVE COMPENSATION

Joseph M. Murphy, President and Chief Executive Officer is employed on an at-will basis and is paid an annual salary of $165,784 and an annual car allowance of $5,400. Mr. Murphy also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's Salary Reduction Simplified Employee Pension Plan. Mr. Murphy, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

Randy Gilson, Vice President of Technical Services is employed on an at-will basis and is paid an annual salary of $114,387 and an annual car allowance of $4,800. Mr. Gilson also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's Salary Reduction Simplified Employee Pension Plan. Mr. Gilson, like all other TelVue employees, is eligible to receive stock option grants under the TelVue
Stock Option Plan.

In addition to his retirement package included as Exhibit 10.14, Frank J. Carcione, former President and Chief Executive Officer, and current member of the Board of Directors, receives an annual car allowance of $3,900. Mr. Carcione, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.


EXHIBIT 17.1

                            September 10, 2004



I hereby resign as a director of TelVue Corporation effective immediately.


                                            /s/Neil Heller
                                            --------------


EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated March 23, 2005 relating to the balance sheets of TelVue Corporation as of December 31, 2004 and 2003 and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2004 annual report on Form 10-KSB of TelVue Corporation.


/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 29, 2005

EXHIBIT 31.1
CERTIFICATION

      I, Joseph M. Murphy, certify that:

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

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: 3/29/05

                                    /s/Joseph M. Murphy
                                    --------------------
                                    Joseph M. Murphy
                                    President and Chief Executive Officer



EXHIBIT 31.2
CERTIFICATION

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

Date: 3/29/05

                                          /s/Irene A DeZwaan
                                          ---------------------
                                          Irene A DeZwaan
                                          Treasurer-Controller



EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  3/29/05                      /s/Joseph M. Murphy
                                    --------------------
                                    Joseph M. Murphy
                                    President and Chief Executive Officer



EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Treasurer and Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  3/29/05                      /s/Irene A. DeZwaan
                                    -------------------
                                    Irene A. DeZwaan
                                    Treasurer-Controller