Form 10QSB
period 2005-03-31
TELVUE CORP
filed 2005-05-13
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 21


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2005

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

Number of shares of registrant's common stock outstanding as of April 29, 2005: 24,857,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------   ------
This report includes a total of 25 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of March 31, 2005
          (unaudited) and as of December 31, 2004

          Statements of Operations for the three
          months ended March 31, 2005 (unaudited)
          and March 31, 2004 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 2005 (unaudited)
          and March 31, 2004 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 5.  Other Information

          Item 6.  Exhibits

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 March 31,     December 31,
                                                   2005            2004
                                               -------------   -----------

ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $   859,431     $1,206,219
  Accounts receivable - trade, net of allowance
   of $82,048 at March 31, 2005 and
   $82,701 at December 31, 2004                     419,505        483,045
  Other current assets                               76,589         30,327
  Current assets from discontinued operations          -            48,572
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,355,525      1,768,163

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,802,320      5,719,740
  Less accumulated depreciation                   5,434,970      5,405,245
                                                -----------     ----------
                                                    367,350        314,495

OTHER ASSETS                                          8,800          8,800

                                                 ----------     ----------
                                                 $1,731,675     $2,091,458
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current                        $  541,000     $  541,000
  Accounts payable - trade                           55,891        101,958
  Accrued expenses                                  174,121        267,007
  Accrued dividends payable                       3,061,269      2,955,708
  Current liabilities from discontinued
    operations                                          777          8,948
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    3,833,058      3,874,621

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
  (liquidation value of $6,579,963)               3,518,694      3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
  shares authorized, 24,857,274 shares issued
  and outstanding at March 31, 2005 and
  December 31, 2004, respectively                   248,573        248,573
  Additional paid-in capital                      1,588,953      1,588,953
  Accumulated deficit                            (7,457,603)    (7,139,383)
                                                 -----------    -----------
                                                 (5,620,077)    (5,301,857)
                                                 -----------    -----------
                                                 $1,731,675     $2,091,458
                                                 ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                    2005            2004
                                                    ----            ----

REVENUES
  ANI Services                                 $   602,677     $   991,743
  TVTN Services                                     15,000           3,000
                                               -----------     -----------
                                                   617,677         994,743
COST OF REVENUES
  ANI Services                                     268,006         377,511
  TVTN Services                                     71,918          12,392
                                               -----------     -----------
TOTAL COST OF REVENUES                             339,924         389,903
                                               -----------     -----------
GROSS MARGIN                                       277,753         604,840

OPERATING EXPENSES
  Selling and marketing                            229,890         106,720
  General and administrative                       230,209         224,930
  Depreciation & amortization                       32,695          36,376
                                               -----------     -----------
                                                   492,794         368,026
                                               -----------     -----------
OPERATING INCOME (LOSS)                           (215,041)        236,814

OTHER INCOME (EXPENSE)
  Interest income                                    2,811             666
  Interest expense                                     -              (331)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                         2,811             335
                                                -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (212,230)        237,149

INCOME TAX (EXPENSE) BENEFIT                          -           (103,853)
                                                ------------     ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS          (212,230)        133,296

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                          (429)        (37,375)
  Provision for income tax benefit                     -            14,875
                                                ------------     ----------
                                                      (429)        (22,500)
                                                ------------     ----------
NET INCOME (LOSS)                                 (212,659)        110,796

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                     (105,561)       (105,561)
                                                -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (318,220)    $     5,235
                                                ===========    ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)           $.00
  FROM DISCONTINUED OPERATIONS                         .00             .00
                                                     ------           -----
    TOTAL                                            $(.01)           $.00
                                                     ======           =====
DILUTED NET (LOSS) INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)           $.00
  FROM DISCONTINUED OPERATIONS                        (.00)            .00
                                                      -----           -----
    TOTAL                                            $(.01)           $.00
                                                     ======           =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,857,274      24,847,274
                                                 ==========      ==========
   DILUTED                                            -          55,675,351
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     2005            2004
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $  (212,659)     $ 110,796
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation & amortization                      32,695         48,672
    Deferred taxes                                      -           72,978
  Changes in assets and liabilities:
   Decrease (increase) in -
    Accounts receivable - trade                     112,112       (137,770)
    Inventory                                           -          101,199
    Prepaid income taxes                                -          (14,718)
    Other current assets                            (46,262)         3,728
   Increase (decrease) in -
    Accounts payable - trade                        (46,067)      (124,877)
    Accrued expenses                               (101,057)        17,506
    Deferred service revenue, net of expense            -           (9,851)
                                                 -----------    -----------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                    (261,238)        67,663
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (85,550)       (29,894)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt reduction - Notes payable - other               -          (39,953)
                                                 -----------    -----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                 (346,788)        (2,184)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             1,206,219        842,601
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  859,431     $  840,417
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


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Form 10-KSB report for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

The Balance Sheet detail of assets and liabilities from discontinued operations at March 31, 2005 and December 31, 2004 is as follows:

                                   March 31,     December 31,
                                     2005            2004
                                 -------------   -----------
CURRENT ASSETS:
  Accounts receivable - trade     $    -          $  48,572
                                  =========       =========

CURRENT LIABILITIES:
  Accrued expenses                $    777        $   8,948
                                  =========       =========

The summarized results of discontinued operations for the three months ended March 31, 2005 and 2004 are as follows:

                                             Three Months Ended March 31,
                                                 2005           2004
                                             -----------     -----------
Hardware sales and service                   $      -        $  462,511


Cost of hardware sales and service                              371,943
Selling, administrative and depreciation
 expenses                                           429         128,689
                                              ----------      ----------
                                                    429         500,632
                                              ----------      ----------
OPERATING LOSS                                     (429)        (38,121)

Interest income net of expense                      -               746
                                              ----------      ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES      $    (429)      $ (37,375)
                                              ==========      ==========

3.  GOODWILL:
          --------------

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but instead is assessed for impairment at least annually. In the second quarter of 2004, management made a decision to discontinue the Source segment operations due to the ongoing losses produced by the segment. As a result of this decision, the Company wrote off the remaining balance of the Source goodwill on June 30, 2004, which amounted to $350,000.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2005           2004
                                           ----           ----
             Income taxes                $   -          $   -
             Interest                    $   -          $   342

Non-cash Investing and Financing Transactions
---------------------------------------------

The Company accrued dividends on its redeemable convertible preferred stock of $105,561 for each of the three month periods ended March 31, 2005 and 2004.

5.  EARNINGS PER COMMON SHARE:
    --------------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2005, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect. In addition, convertible preferred stock has been excluded from the computation for the three months ended March 31, 2004, because it has an antidilutive effect.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2005 and 2004. Incremental shares of 30,828,077 for the three months ended March 31, 2004, were used in the calculation of diluted earnings per common share.


                                                      Average
                                                       Shares     Earnings
                                        Amount       Outstanding  Per Share
                                      ------------   -----------  --------
2005
Income (loss) from continuing
 operations,  less dividends
 on preferred stock                   $ (317,791)    24,857,274     $(.01)
                                      ==========     ==========    =======

2004
Net income available to common
  stockholders                        $    5,235     24,847,274     $ .00
Effect of dilution
  Warrants                                  -        29,915,160
  Vested unexercised stock options          -           912,917
                                      -----------    ----------    -------
Diluted                               $    5,235     55,675,351     $ .00
                                      ===========    ==========    =======


6.  DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    ----------------------------------------------------

As of March 31, 2005, accrued dividends on outstanding preferred stock amounted to $3,061,269.

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

The provisions for income tax (expense) benefit from continuing operations for the three months ended March 31, 2005 and 2004 consist of the following components:

                                                  2005               2004
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -              (16,000)
                                              -----------        ----------
                                                    -              (16,000)
Deferred
 Federal                                          72,159            (5,717)
 State                                            19,896           (67,261)
                                               ----------        ----------
                                                  92,055           (72,978)
Valuation allowance increase                     (92,055)              -
                                               ----------        ----------
                                                     -             (72,978)
                                               ----------        ----------
                                               $     -           $ (88,978)
                                               ==========        ==========

At March 31, 2005, TelVue recorded an increase in valuation allowance of $92,055 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $1,870,000 on a tax-reporting basis as of March 31, 2005. The carryforward will begin to expire in 2010, if not utilized.

8.  NOTES PAYABLE AND ACCRUED INTEREST:
    ----------------------------------

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------

On March 9, 2001, the Company acquired the assets of Source Communications Group ("Source") for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. This note was paid in its entirety during March 2004.

Note Payable - Ford Motor Credit Corp
-------------------------------------

In March 2001, the Company purchased a van for $21,402 to be used for installations related to the Source business. The Company paid cash of $8,402 and financed the balance of $13,000. The loan was payable monthly in the amount of $390, including principal and interest, had a term of three years and bore interest at 5% per annum. This note was paid in its entirety in March 2004.

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

10. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other segment is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology ("TVTN").

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2005 and 2004, is as follows:

Three months ended March 31, 2005         ANI          TVTN          Total
------------------------------------   ----------  -----------   ----------
Revenues                               $  602,677  $   15,000    $  617,677
Operating income (loss)                    57,659    (272,700)      215,041
Income (loss) before income taxes          60,470    (272,700)     (212,230)
Capital expenditures                        8,962      76,588        85,550


Three months Ended March 31, 2004         ANI           TVTN        Total
------------------------------------   ----------   ----------   ----------
Revenues                               $  991,743   $    3,000   $  994,743
Operating income (loss)                   304,799      (67,985)     236,814
Interest expense                              331           -           331
Income (loss) before income taxes         305,134      (67,985)     237,149
Capital expenditures                          -         28,323       28,323

11. RELATED PARTY TRANSACTIONS
    --------------------------

During the three months ended March 31, 2004, Neil Heller, a former Director of TelVue who resigned on September 10, 2004, served as a consultant to TelVue through The Heller Group to provide a business analysis for the TVTN (TelVue Virtual Television Networks) product and service. TelVue paid The Heller Group $50,000 for its services which were completed in the first quarter of 2004.

12  SUBSEQUENT EVENT
    ----------------

On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note") with its majority stockholder, H.F. (Gerry) Lenfest. Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. The line of credit is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

    TelVue operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI Service"). The other segment is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology
(the "TVTN Service"). TelVue had previously operated a business segment under the name, Source Communications Group ("Source"), which functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations.

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

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for three months ended March 31, 2005 compared to March 31, 2004, and the reasons for the decrease. TelVue further discusses the continuing erosion in buy rates and the significant loss of a large portion of its subscriber base for the ANI Service caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its new TVTN Service and the discontinuance of the operations of the Source segment.

     The ANI segment had operating income of $57,659 for the three months ended March 31, 2005 compared to operating income of $304,799 for the three months ended March 31, 2004. The decrease in operating income was partially due to a decrease in ANI Service revenue of $389,066 for the three months ended March 31, 2005 when compared to the same period of 2004. As expected, pay-per-view buy revenue decreased $80,572, and feature and data link revenue decreased $288,322. These decreases were mainly due to a reduction in the number of subscribers served during the three months ended March 31, 2005 (as discussed below). In addition to the reduction in subscribers, the decrease in pay-per-view buy revenue was due in part to a continuing reduction in the average monthly buy rate from 3.7% to 3.4% for the three months ended March 31, 2004 and 2005, respectively. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. ANI cost of revenues decreased $109,505 for the three months ended March 31, 2005 when compared to the same period of 2004. This decrease was partially due to a reduction in trunk and data link expenses of $84,384 as a result of serving fewer subscribers and a reduction in technical payroll and payroll taxes and benefits of $18,168 as a result of fewer ANI technicians being employed by TelVue during the three months ended March 31, 2005, when compared to the same period of 2004. Selling expenses related to the ANI Service decreased $61,609 mainly as a result of moving marketing and sales personnel to the TVTN segment as well as allocating the newly appointed President and CEO's payroll and expenses to general and administrative expenses. General and administrative expenses increased $47,029 predominantly as a result of the reallocation of selling and marketing payroll.

     As of March 31, 2005, TelVue was serving approximately 17.5 million full-time cable subscribers compared to approximately 19.5 million full-time cable subscribers served as of March 31, 2004. During the three months ended March 31, 2005, approximately 500,000 subscribers cancelled the ANI Service and only 1,500 new subscribers were added to the ANI Service. The cable operators cancelled the ANI Service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI Service. Management believes the long-term effects of deployment of digital two-way service will negatively impact the TelVue ANI Service.

     Included in the 17.5 million subscribers served by TelVue are 11.2 million Dish Network subscribers. Dish Network informed TelVue in 2003 that it will do its ANI order processing internally and has been transition-ing its subscribers onto its internal network. In the fourth quarter of 2003, Dish Network transitioned its adult product traffic onto their internal network. Dish Network initially planned to have its remaining sports/event and movie traffic moved onto its internal network during 2004, however they have continued to extend this time line. Dish Network plans to have its remaining subscribers moved onto their internal network sometime during 2005. Dish Network intends to continue to use TelVue for its monthly speech recording. Currently, Dish Network contributes approximately 12% to TelVue's monthly ANI Service revenue. When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 11.2 million, and the annual service revenue will be reduced by a net amount in the range of approximately $205,000 to $235,000. As of July 1, 2004, Adelphia Communications discontinued using TelVue's ANI Service. Adelphia is processing its ANI orders internally. TelVue served 1.5 million Adelphia subscribers and Adelphia contributed approximately 25% to TelVue's monthly ANI Service revenue, or $1.1 million annually. As a result of the cable subscriber cancellations and the pending cancellation of Dish Network, TelVue expects to continue to experience a decrease in revenue and net income for its ANI segment.

     The TVTN segment had an operating loss of $272,700 for the three months ended March 31, 2005 compared to an operating loss of $67,985 for the three months ended March 31, 2004. TVTN Service revenue was $15,000 and $3,000 for the three months ended March 31, 2005 and 2004, respectively. Cost of revenues for the TVTN Service increased $59,526 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, mainly as a result of payroll for additional production and design personnel. Selling expenses related to the TVTN Service increased $172,028 for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. The increase is predominately a result of additional sales personnel hired to aggressively market and sell the TVTN Service. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN Service, TelVue began offering in January 2005 a sponsorship program that finds local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. TelVue believes that many towns will adopt this method of funding TVTN charges. As of March 31, 2005, TVTN was serving eleven customers and had eleven closed sales in production. A majority of the closed sales in production are from clients under the new sponsorship model. TelVue is initially marketing the TVTN Service regionally in New Jersey, Pennsylvania and Delaware. TVTN general and administrative expenses decreased $23,495. During the three months ended March 31, 2004, Included in the TVTN expenses was a consulting fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service
(see Note 11 of TelVue's accompanying financial statements). No such expense was incurred during the three months ended March 31, 2005.

     There was a loss from discontinued operations before income tax benefit from the Source segment of $429 and $37,375 for the three months ended
March 31, 2005 and 2004, respectively. There was a provision for income tax benefit related to the Source discontinued segment of $0 and $14,875 for the three months ended March 31, 2005 and 2004, respectively.

     TelVue had a net loss of $212,659 for the three months ended March 31, 2005 compared to net income of $110,796 for the three months ended March 31, 2004. TelVue recorded an income tax benefit before valuation allowance increase of $92,055 for the three months ended March 31, 2005 and income tax expense of $88,978 for the three months ended March 31, 2004. At December 31, 2004, TelVue recorded a valuation allowance of $660,531 to reduce its deferred tax asset to zero. TelVue has also recorded a valuation allowance of $92,055 for the three months ended March 31, 2005. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $1,870,000 on a tax-reporting basis as of March 31, 2005 (see Note 7 of TelVue's accompanying financial statements).

     During the three months ended March 31, 2005, TelVue purchased $85,550 of equipment compared to $29,894 purchased during the three months ended March 31, 2004. The majority of the equipment purchased during the three months ended March 31, 2005 and 2004, was for custom programming and equipment related to the TVTN Service. Depreciation and amortization expense decreased $3,681 for the three months ended March 31, 2005, as a result of assets being fully depreciated. Depreciation and amortization accounted for 4% and 5% of total operating expenses for the three months ended March 31, 2005 and 2004, respectively.

      TelVue's days for sales in average accounts receivable was 66 days at March 31, 2005, compared to 55 days at March 31, 2004. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue maintained a bad debt reserve in the amount of $82,048 as of March 31, 2005. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002 (see Note 9 of TelVue's accompanying financial statements). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue had negative cash flow from operating activities of $261,238 for the three months ended March 31, 2005, compared to positive cash flow of $67,663 for the three months ended March 31, 2004. The decrease in cash flow over 2004 was primarily due to a reduction in ANI Service revenue and an increase in TVTN expenses (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest") and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. These loans and accrued interest were repaid in their entirety during 2003. In addition to these borrowings, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation, TelVue's non-interest bearing note in the amount of $541,000. On March 5, 2001, TelVue borrowed $650,000 from
Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001. The aggregate outstanding loan balance due to Mr. Lenfest as of March 31, 2005 was $541,000 in loan principal for the non-interest bearing Science Dynamics Corporation note. TelVue intends to negotiate the repayment terms of the $541,000 note with Mr. Lenfest and does not have a payment schedule in place at this time.

     On March 9, 2001, with the acquisition of the assets of Source for $1.3 million, TelVue paid $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note") (see Note 8 of TelVue's accompanying financial statements). The Source Note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. During the first quarter of 2004, TelVue paid the remaining balance on the Source Note in its entirety.

     On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note") with Mr. Lenfest. The Note was secured to provide funding to grow the TVTN Service. Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. The Note is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed (see TelVue's Form 8-K filed with the SEC on May 3, 2005 for a copy of the Note).

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain a reasonable subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the three months ended March 31, 2005, TelVue added 1,500 subscribers to its service but had 500,000 subscribers cancel service. The cable operators cancelled the ANI Service primarily as a result of moving their subscribers onto two-way digital service. Furthermore, Dish Network has informed TelVue that they intend to begin ANI order processing internally by transitioning their subscribers onto their internal network in 2005.

     TelVue anticipates fully utilizing its current cash balance during 2005 mainly as a result of funding the TVTN Service. TelVue has therefore secured financing from Mr. Lenfest in the form of the Note described above. The Note will help to fund the growth of the TVTN Service as well as fund the ANI Service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the new TVTN Service to government officials and the cable industry. However, there can be no assurance that its marketing efforts will be successful.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Effective January 1, 2005, Joseph Murphy was appointed President and Chief Executive Officer of TelVue. He replaced Frank Carcione who continues to remain with the Corporation as a director and work in an advisory position for the foreseeable future. Mr. Murphy is currently a director of TelVue and has been since 1997. Prior to his appointment as President and Chief Executive Officer, Mr. Murphy was the Executive Vice President of Sales and Operations and Division President of Source Communications Group. He was appointed to the position of Division President in March 2001. Mr. Murphy has held the position of Executive Vice President of Sales and Operations since September 1994. Prior to that appointment, Mr. Murphy had been Vice President of Sales since joining TelVue in 1986.

     On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note") with its majority stockholder, H.F. (Gerry) Lenfest. Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. The line of credit is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed.

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

10.14 Retirement Agreement dated April 29, 2004 between TelVue Corporation and Frank J. Carcione (incorporated by reference to the December 31, 2004 Form 10-KSB(the "2004 Form 10-KSB")).

10.15 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB).

10.16 Summary of Executive Compensation (incorporated by reference to the 2004 Form 10-KSB).

10.17 Line of Credit Note, dated April 27, 2005, between H.F. (Gerry) Lenfest and TelVue Corporation (incorporated by reference to the Form 8-K filed on May 3, 2005).

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2005 Financial Statements included herein).

17 Director Resignation Letter from Neil Heller (incorporated by reference to the 2004 Form 10-KSB).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the 2004 Form 10-KSB).

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

                                                   TELVUE CORPORATION


DATED: 5/13/05                    By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED: 5/13/05                    By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)



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

Date:  5/13/05                        /s/Joseph M. Murphy
                                      --------------------
                                      Joseph M. Murphy
                                      President (Chief Executive Officer)

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

Date:  5/13/05                        /s/Irene A DeZwaan
                                      ---------------------
                                      Irene A DeZwaan
                                      Treasurer (Controller)



EXHIBIT 32.1

TELVUE CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  5/13/05                        /s/Joseph M. Murphy
                                      --------------------
                                      Joseph M. Murphy
                                      President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C.
sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  5/13/05                        /s/Irene A. DeZwaan
                                      -------------------
                                      Irene A. DeZwaan
                                      Treasurer (Controller)