Form 10QSB
period 2005-06-30
TELVUE CORP
filed 2005-08-04
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 23




                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2005

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

Number of shares of registrant's common stock outstanding as of July 11, 2005: 24,857,274 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ------   ------
This report includes a total of 25 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of June 30, 2005
          (unaudited) and as of December 31, 2004

          Statements of Operations for the three
          months ended June 30, 2005 (unaudited)
          and June 30, 2004 (unaudited)

          Statements of Operations for the six
          months ended June 30, 2005 (unaudited)
          and June 30, 2004 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 2005 (unaudited)
          and June 30, 2004 (unaudited)

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

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 June 30,      December 31,
                                                   2005            2004
                                               -------------   -----------

ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $   550,458     $1,206,219
  Accounts receivable - trade, net of allowance
   of $81,579 at June 30, 2005 and
   $82,701 at December 31, 2004                     373,042        483,045
  Other current assets                               86,874         30,327
  Current assets from discontinued operations          -            48,572
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,010,374      1,768,163

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,950,250      5,719,740
  Less accumulated depreciation                   5,472,656      5,405,245
                                                -----------     ----------
                                                    477,594        314,495

OTHER ASSETS                                          8,800          8,800

                                                 ----------     ----------
                                                 $1,496,768     $2,091,458
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable - current                        $     -        $  541,000
  Accounts payable - trade                           72,864        101,958
  Accrued expenses                                  153,921        267,007
  Accrued dividends payable                            -         2,955,708
  Deferred service revenue                           21,713           -
  Current liabilities from discontinued
    operations                                         -             8,948
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                      248,498      3,874,621

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000           -

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized,
  3,518,694 shares issued and outstanding
 (liquidation value of $6,474,402 at December
  31, 2004) (see Note 10 of the financial
  statements included herein)                          -         3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Redeemable convertible preferred stock, $1 par
  value, 6,900,000 shares authorized, 3,518,694
  shares issued and outstanding (see Note 10 of
  the financial statements included herein)       3,518,694          -
 Common stock, $.01 par value, 100,000,000
  shares authorized, 24,857,274 shares issued
  and outstanding at June 30, 2005 and
  December 31, 2004, respectively                   248,573        248,573
 Additional paid-in capital                       1,588,953      1,588,953
 Accumulated deficit                             (4,648,950)    (7,139,383)
                                                 -----------    -----------
                                                    707,270     (5,301,857)
                                                 -----------    -----------
                                                 $1,496,768     $2,091,458
                                                 ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                       June 30,
                                              ----------------------------
                                                    2005            2004
                                                    ----            ----

REVENUES
  ANI Services                                 $   546,574     $   939,145
  TVTN Services                                     46,107           3,000
                                               -----------     -----------
                                                   592,681         942,145
COST OF REVENUES
  ANI Services                                     230,863         361,004
  TVTN Services                                     85,173          14,291
                                               -----------     -----------
TOTAL COST OF REVENUES                             316,036         375,295
                                               -----------     -----------
GROSS MARGIN                                       276,645         566,850

OPERATING EXPENSES
  Selling and marketing                            243,348         142,595
  General and administrative                       249,459         188,710
  Depreciation & amortization                       37,688          35,708
                                               -----------     -----------
                                                   530,495         367,013
                                               -----------     -----------
OPERATING INCOME (LOSS)                           (253,850)        199,837

OTHER INCOME
  Interest income                                    2,528           1,064
                                                -----------     -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (251,322)        200,901

INCOME TAX EXPENSE                                    -            (55,567)
                                                ------------     ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS          (251,322)        145,334

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                        (1,294)       (386,960)
  Provision for income tax benefit                     -           149,765
                                                ------------     ----------
                                                    (1,294)       (237,195)
                                                ------------     ----------
NET LOSS                                          (252,616)        (91,861)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                         -           (105,561)
                                                -----------    ------------
NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (252,616)    $  (197,422)
                                                ===========    ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)           $.00
  FROM DISCONTINUED OPERATIONS                         .00            (.01)
                                                     ------           -----
    TOTAL                                            $(.01)          ($.01)
                                                     ======           =====
DILUTED NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)           $.00
  FROM DISCONTINUED OPERATIONS                         .00             .00
                                                     ------           -----
    TOTAL                                            $(.01)           $.00
                                                     ======           =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,857,274      24,850,571
                                                 ==========      ==========
   DILUTED                                       24,857,274      97,198,741
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Six Months Ended
                                                       June 30,
                                              ----------------------------
                                                    2005            2004
                                                   ----            ----
REVENUES
  ANI Services                                 $ 1,149,251     $ 1,930,888
  TVTN Services                                     61,107           6,000
                                               -----------     -----------
                                                 1,210,358       1,936,888
COST OF REVENUES
  ANI Services                                     498,869         738,515
  TVTN Services                                    157,091          26,683
                                               -----------     -----------
TOTAL COST OF REVENUES                             655,960         765,198
                                               -----------     -----------
GROSS MARGIN                                       554,398       1,171,690

OPERATING EXPENSES
  Selling and marketing                            473,238         249,315
  General and administrative                       479,668         413,640
  Depreciation & amortization                       70,383          72,084
                                               -----------     -----------
                                                 1,023,289         735,039
                                               -----------     -----------
OPERATING INCOME (LOSS)                           (468,891)        436,651

OTHER INCOME (EXPENSE)
  Interest income                                    5,339           1,730
  Interest expense                                     -              (331)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                         5,339           1,399
                                                -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (463,552)        438,050

INCOME TAX EXPENSE                                    -           (159,420)
                                                ------------     ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS          (463,552)        278,630

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                        (1,723)       (424,335)
  Provision for income tax benefit                     -           164,640
                                                ------------     ----------
                                                    (1,723)       (259,695)
                                                ------------     ----------
NET INCOME (LOSS)                                 (465,275)         18,935

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                         -           (211,122)
                                                -----------    ------------
NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (465,275)    $  (192,187)
                                                ===========    ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.02)           $.00
  FROM DISCONTINUED OPERATIONS                         .00            (.01)
                                                     ------           -----
    TOTAL                                            $(.02)          ($.01)
                                                     ======           =====
DILUTED NET (LOSS) INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.02)             -
  FROM DISCONTINUED OPERATIONS                        (.00)             -
                                                      -----           -----
    TOTAL                                            $(.02)             -
                                                     ======           =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         24,857,274      24,848,922
                                                 ==========      ==========
   DILUTED                                       24,857,274      24,848,922
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                       Six Months Ended
                                                          June 30,
                                                    ---------------------
                                                     2005            2004
                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $  (465,275)     $  18,935
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
   Depreciation & amortization                       70,383         94,803
   Deferred taxes                                       -           (5,220)
   Write off of covenant not to compete                 -            1,669
   Impairment of goodwill                               -          350,000
Changes in assets and liabilities:
  Decrease (increase) in -
   Accounts receivable - trade                      110,003       (122,283)
   Inventory                                            -          138,920
   Other current assets                             (56,547)       (30,061)
   Current assets from discontinued operations       48,572           -
  Increase (decrease) in -
   Accounts payable - trade                         (29,094)      (140,346)
   Accrued expenses                                (113,087)        77,969
   Deferred service revenue, net of expense          21,713         (4,301)
   Current liabilities from discontinued operations  (8,948)          -
                                                   ---------      --------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                    (422,280)       380,085
                                                   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (233,481)       (71,670)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt reduction - Notes payable - other                -          (39,953)
  Issuance of common stock                              -              500
                                                   ---------       --------
                                                        -          (39,453)
                                                   ---------       --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (655,761)       268,962

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              1,206,219        842,601
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  550,458     $1,111,563
                                                  ==========     ==========

The accompanying unaudited notes are an integral part of these statements.


                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.	BASIS OF PRESENTATION:
	---------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

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
	-----------------------

In the second quarter of 2004, the Company made a decision to discontinue the business segment that operated under the name, Source Communications Group ("Source"). Source functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. This decision was made as a result of the ongoing losses produced by the Source segment and the amount of time and resources required to run the segment. The Company has decided to use its time and resources to focus on growing its TVTN business (see Part I, Item 2, of this report, "Management's Discussion and Analysis or Plan of Operation").

The results for the Source segment have been classified as discontinued operations for all periods presented in the Balance Sheet and Statements of Operations. Cash flows related to discontinued operations have not been segregated in the Statement of Cash Flows.

The Balance Sheet detail of assets and liabilities from discontinued operations at June 30, 2005 and December 31, 2004 is as follows:

                                   June 30,      December 31,
                                     2005            2004
                                 -------------   -----------
CURRENT ASSETS:
  Accounts receivable - trade     $    -          $  48,572
                                  =========       =========

CURRENT LIABILITIES:
  Accrued expenses                $     -         $   8,948
                                  =========       =========

The summarized results of discontinued operations for the six months ended June 30, 2005 and 2004 are as follows:

                                              Six Months Ended June 30,
                                                 2005           2004
                                             -----------     -----------
Hardware sales and service                   $   (1,503)     $  906,543


Cost of hardware sales and service                1,260         753,040
Selling, administrative and depreciation
 expenses                                        (1,040)        227,970
Goodwill impairment charge                          -           350,000
Write off of covenant not to compete                -             1,669
                                              ----------      ----------
                                                    220       1,332,679
                                              ----------      ----------
OPERATING LOSS                                   (1,723)       (426,136)

Interest income net of expense                      -             1,801
                                              ----------      ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES      $  (1,723)      $(424,335)
                                              ==========      ==========

3.	GOODWILL:
	--------

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

4.	SUPPLEMENTAL CASH FLOW INFORMATION:
	----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2005            2004
                                           ----           ----
             Income taxes                $   -          $   -
             Interest                    $   -          $   331

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock held by Mr. H.F. Lenfest of $105,561 and $211,122 during the three and six months ended June 30, 2004, respectively. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the redeemable convertible Preferred Stock. Therefore $3,061,269 of accrued dividends, as reflected on the March 31, 2005 Balance Sheet, was reversed and included in stockholders' equity as a decrease to the Company's accumulated deficit.


5.	EARNINGS PER COMMON SHARE:
	-------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the six months ended June 30, 2005 and 2004, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

The following is reconciliation from basic earnings per share to diluted earnings per share for the six months ended June 30, 2005 and 2004.


                                                      Average
                                                       Shares     Earnings
                                        Amount       Outstanding  Per Share
                                      ------------   -----------  --------
2005
Loss from continuing
 Operations                           $ (463,552)    24,857,274     $(.02)
                                      ==========     ==========    =======

2004
Income from continuing operations,
 less dividends on preferred stock    $   67,508     24,848,922     $ .00
                                      ==========     ==========    =======

6.	RELATED PARTY TRANSACTIONS:
	--------------------------
See Notes 4, 9 and 10, included herein, for information of related party transactions between TelVue and its majority stockholder.

During the six months ended June 30, 2004, Neil Heller, a former Director of TelVue who resigned on September 10, 2004, served as a consultant to TelVue through The Heller Group to provide a business analysis for the TVTN (TelVue Virtual Television Networks) product and service. TelVue paid The Heller Group $50,000 for its services which were completed in the first quarter of 2004.

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

The provisions for income tax (expense) benefit from continuing operations for the six months ended June 30, 2005 and 2004 consist of the following components:

                                                  2005               2004
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                         158,194           119,420
 State                                            43,619            40,000
                                               ----------        ----------
                                                 201,813           159,420
Valuation allowance increase                    (201,813)              -
                                               ----------        ----------
                                                     -             159,420
                                               ----------        ----------
                                               $     -           $ 159,420
                                               ==========        ==========

At June 30, 2005, TelVue recorded an increase in valuation allowance of $201,813 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $2,130,000 on a tax-reporting basis as of June 30, 2005. The carryforward will begin to expire in 2010, if not utilized.

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

9.	NOTES PAYABLE - MAJORITY STOCKHOLDER:
	------------------------------------

Note Payable - Majority Stockholder
-----------------------------------

On June 16, 2005, the independent members of the Board of Directors of the Company and Mr. H.F. (Gerry) Lenfest, a director and the majority stockholder of the Company, extended the maturity date of a promissory note in the principal amount of $541,000 issued by the Company and currently held by Mr. Lenfest (the "Science Note") to January 1, 2011. The Science Note was originally issued by the Company to Science Dynamics Corporation ("Science") and was payable December 31, 1996. In January 1995, Mr. Lenfest purchased the Science Note from Science; the maturity date had been extended by the Company and Mr. Lenfest on a yearly basis. The Science
Note is non-interest bearing.

Line of Credit - Majority Stockholder
-------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "Note"). Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. The line of credit is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed. As of June 30, 2005, no borrowings have been made under the line of credit.

10.	CAPITAL STOCK:
	-------------

Redeemable Convertible Preferred Stock
--------------------------------------

On June 16, 2005, Mr. Lenfest, the holder of all of the Company's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed the Company of his intent to convert all of his 3,518,694 shares of Preferred Stock into the Company's common stock, $0.01 par value (the "Common Stock"). Each share of Preferred Stock is convertible into
6.667 shares of Common Stock. Prior to June 16, 2005, the $3,518,694 reflected on the Company's balance sheet as Preferred Stock had been classified outside of stockholders' deficit because Mr. Lenfest, as the majority stockholder, could designate all of the Company's directors and therefore, could influence the Company's willingness to cause redemption of the Preferred Stock. As a result of Mr. Lenfest's decision to convert all of his Preferred Stock to Common Stock, the Preferred Stock has been classified as part of stockholders' equity at June 30, 2005. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005 (see Note 13 - Subsequent Event, included herein). As a result of the conversion, the Company is required to issue 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of the Company, after the cancellation of the Common Stock Warrants described below, is approximately 77 percent both on June 16, 2005, and after the conversion on August 2, 2005. The Preferred Stock will be eliminated and included as 23,459,133 shares of Common Stock in the stockholders' equity section of the balance sheet as of August 2, 2005.

The Preferred Stock has a par value of $1 per share and provides for a cumulative 6 percent semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. The Company has accrued dividends on the Preferred Stock since the beginning of 1998, but no dividends have been paid. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock and the $3,061,269 reflected on the March 31, 2005 Balance Sheet as accrued dividends was reversed and is included in stockholders' equity at June 30, 2005, as a decrease to the Company's accumulated deficit.

Common Stock Warrants
---------------------
On June 16, 2005, the independent members of the Board of Directors of the Company and Mr. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and the Company. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of the Company's Common Stock for $.01 per share, the fair market value of the Common Stock
on the grant date.   The Warrant Agreement was entered into on March 15,
1991, in connection with a prior line of credit to the Company provided by Mr. Lenfest.

11.	COMMITMENTS AND CONTINGENCIES:
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

The Company provides ANI Service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. Pre-bankruptcy outstanding accounts receivable from Adelphia of $157,210 are due to the Company. During the fourth quarter of 2002, the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. It is not known when the Company will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectible portion. Any billings subsequent to the bankruptcy filing date should be paid under the Company's terms of net 20 days.

12.	FINANCIAL DATA BUSINESS SEGMENT:
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

Summarized financial information by reporting segment as of and for each of the six months ended June 30, 2005 and 2004, is as follows:

Six months ended June 30, 2005             ANI          TVTN         Total
------------------------------------   ----------  -----------   ----------
Revenues                               $1,149,251  $   61,107    $1,210,358
Operating income (loss)                   118,744    (587,635)     (468,891)
Income (loss) before income taxes         124,083    (587,635)     (463,552)
Capital expenditures                       14,904     218,577       233,481


Six months Ended June 30, 2004             ANI           TVTN        Total
------------------------------------   ----------   ----------   ----------
Revenues                               $1,930,888   $    6,000   $1,936,888
Operating income (loss)                   562,868     (126,217)     436,651
Interest expense                              331           -           331
Income (loss) before income taxes         564,267     (126,217)     438,050
Capital expenditures                        7,767       63,903       71,670

13.	SUBSEQUENT EVENT:
	----------------
On August 2, 2005, Mr. Lenfest converted 3,518,694 shares of his Preferred Stock into the Company's Common Stock. Each share of Preferred Stock was converted into 6.667 shares of Common Stock. As a result of the conversion, the Company issued 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest owns approximately 77 percent of the Company's outstanding Common Stock on a fully diluted basis measured as of August 2, 2005.

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

     TelVue developed a new product and service called TVTN and has applied for a patent for the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments as a means of providing richer and more robust TV programming for their local Cable TV Government Access Channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

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

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decreases in operating income for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, and the reasons for the decreases. TelVue further discusses the continuing erosion in buy rates and the significant loss of a large portion of its subscriber base for the ANI Service caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its new TVTN Service and the discontinuance of the operations of the Source segment.

     The ANI segment had operating income of $61,085 and $118,744 for the three and six months ended June 30, 2005 compared to operating income of $258,069 and $562,868 for the three and six months ended June 30, 2004. The decrease in operating income was partially due to a decrease in ANI Service revenue of $392,571 and $726,530 for the three and six months ended June 30, 2005, respectively, when compared to the same periods of 2004. As expected, pay-per-view buy revenue decreased $88,008 and $168,580 for the three and six months ended June 30, 2005, respectively and feature and data link revenue decreased $283,240 and $571,563 for the three and six months ended June 30, 2005, respectively. These decreases were partially due to Adelphia Communications ("Adelphia") canceling TelVue's ANI Service on July 1, 2004, because they began processing their ANI orders internally. TelVue served
1.5 million Adelphia subscribers, and Adelphia contributed approximately
25% or $1.1 million annually, to TelVue's ANI Service revenue. The Adelphia cancellation on July 1, 2004 accounts for a decrease of $251,156 and $532,833 in service revenue for the three and six months ended June 30, 2005, respectively. In addition to the Adelphia cancellation on July 1, 2004, TelVue also experienced a reduction in the number of subscribers served during the six months ended June 30, 2005 (as discussed below). The decrease in pay-per-view buy revenue was also due in part to a continuing reduction in the average monthly buy rate from 4.0% to 2.8% for the three months ended June 30, 2004 and 2005, respectively, and from 3.8% to 3.1% for the six months ended June 30, 2004 and 2005, respectively. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

     As of June 30, 2005, TelVue was serving approximately 16.9 million full-time cable subscribers compared to approximately 18.8 million full-time cable subscribers served as of June 30, 2004. During the six months ended June 30, 2005, approximately 1.2 million subscribers cancelled the ANI Service and only 1,500 new subscribers were added to the ANI Service.
The cable operators cancelled the ANI Service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI Service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI Service. Included in the
16.9 million subscribers served by TelVue are 11.2 million Dish Network subscribers. Dish Network informed TelVue in 2003 that it will do its ANI order processing internally and has been transitioning its subscribers onto its internal network. In the fourth quarter of 2003, Dish Network transitioned its adult product traffic onto their internal network. Dish Network initially planned to have its remaining sports/event and movie traffic moved onto its internal network during 2004, however they have continued to extend this time line and plan to have its remaining subscribers moved onto their internal network sometime during 2005. Dish Network intends to continue to use TelVue for its monthly speech recording. Currently, Dish Network contributes approximately 12% to TelVue's monthly ANI Service revenue. When Dish Network has completed its transition period, the total number of subscribers TelVue serves will be depleted by approximately 11.2 million, and the annual service revenue will be reduced by a net amount in the range of approximately $205,000 to $235,000. As a result of the cable subscriber cancellations noted above and the pending cancellation of Dish Network, TelVue expects to continue to experience a decrease in revenue and net income for its ANI segment.

     ANI cost of revenues decreased $130,141 and $239,646 for the three and six months ended June 30, 2005, respectively, when compared to the same periods of 2004. This decrease was partially due to a reduction in trunk and data link expenses of $79,568 and $163,952 for the three and six months ended June 30, 2005, respectively, as a result of serving fewer subscribers and a reduction in technical payroll and payroll taxes and benefits of $46,296 and $64,464 for the three and the six months ended June 30, 2005, respectively, as a result of fewer ANI technicians being employed by TelVue during the three and six months ended June 30, 2005, when compared to the same periods of 2004. Selling expenses related to the ANI Service decreased $72,705 and $130,111 for the three and six months ended June 30, 2005, respectively, mainly as a result of moving marketing and sales personnel to the TVTN segment as well as allocating the newly appointed President and CEO's payroll and expenses to general and administrative expenses. General and administrative expenses increased $28,174 and $69,129 for the three and six months ended June 30, 2005, respectively, predominantly as a result of the reallocation of selling and marketing payroll.

     The TVTN segment had an operating loss of $314,935 and $587,635 for the three and six months ended June 30, 2005, respectively, compared to an operating loss of $58,232 and $126,217 for the three and six months ended June 30, 2004, respectively. TVTN Service revenue was $46,107 and $61,107 for the three and six months ended June 30, 2005, respectively, compared to $3,000 and $6,000 for the three and six months ended June 30, 2004, respectively. Cost of revenues for the TVTN Service increased $70,882 and $130,408 for the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004, mainly as a result of payroll for additional production and design personnel. Selling expenses related to the TVTN Service increased $179,025 and $351,053 for the three and six months ended June 30, 2005, respectively, when compared to the same periods of 2004. The increase is predominately a result of additional sales personnel hired to aggressively market and sell the TVTN Service as well as travel expenses related to sales. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts increase. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN Service, TelVue began offering in January 2005 a sponsorship program that finds local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. TelVue believes that many towns will adopt this method of funding TVTN charges. As of June 30, 2005, TVTN was serving fourteen customers and had twenty seven closed sales in production. Twenty of the closed sales in production are from clients under the new sponsorship model. TelVue is marketing the TVTN Service nationally with a primary focus in New Jersey, Pennsylvania and Delaware. One closed sale in production is in California and another is in Virginia, with the remainder in the New Jersey, Pennsylvania and Delaware areas. TVTN general and administrative expenses decreased $1,124 for the six months ended June 30, 2005. Included in the TVTN expenses for the six months ended June 30, 2004, was a consulting fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service (see Note 6 of TelVue's accompanying financial statements). No such expense was incurred during the six months ended June 30, 2005.

     There was a loss from discontinued operations before income tax benefit from the Source segment of $1,723 and $424,335 for the six months ended June 30, 2005 and 2004, respectively. Included in the net loss for the six months ended June 30, 2004, was a goodwill impairment charge of $350,000 (see Note
3 to TelVue's accompanying financial statements). There was a provision for income tax benefit related to the Source discontinued segment of $0 and $164,640 for the six months ended June 30, 2005 and 2004, respectively.

     TelVue had a net loss of $465,275 for the six months ended June 30, 2005 compared to net income of $18,935 for the six months ended June 30, 2004. TelVue recorded an income tax benefit before valuation allowance increase of $201,813 for the six months ended June 30, 2005 and income tax expense of $159,420 for the six months ended June 30, 2004. At December 31, 2004, TelVue recorded a valuation allowance of $660,531 to reduce its deferred tax asset to zero. TelVue has also recorded a valuation allowance of $201,813 for the six months ended June 30, 2005. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $2,130,000 on a tax-reporting basis as of June 30, 2005 (see Note 7 of TelVue's accompanying financial statements).

     During the six months ended June 30, 2005, TelVue purchased $233,481 of equipment compared to $71,670 purchased during the six months ended June 30, 2004. The majority of the equipment purchased during the six months ended June 30, 2005 and 2004, was for custom programming and equipment related to the TVTN Service. Depreciation and amortization expense decreased $1,701 for the six months ended June 30, 2005, as a result of assets being fully depreciated. Depreciation and amortization accounted for 7% and 10% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively.

      TelVue's days for sales in average accounts receivable was 64 days at June 30, 2005, compared to 57 days at June 30, 2004. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue maintained a bad debt reserve in the amount of $81,579 as of June 30, 2005. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002 (see Note 11 of TelVue's accompanying financial statements). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue had negative cash flow from operating activities of $422,280 for the six months ended June 30, 2005, compared to positive cash flow of $380,085 for the six months ended June 30, 2004. The decrease in cash flow over 2004 was primarily due to a reduction in ANI Service revenue and an increase in TVTN expenses (as described above).

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

    In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the independent members of the Board of Directors of TelVue and Mr. Lenfest, extended the maturity date of the non-interest bearing Science Note in the principal amount of $541,000 to January 1, 2011(see TelVue's Form 8-K dated June 16, 2005 filed with the SEC).

     On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock, $0.01 par value (the "Common Stock"). Each share of Preferred Stock is convertible into 6.667 shares of Common Stock. Prior to June 16, 2005, the $3,518,694 reflected on TelVue's balance sheet as Preferred Stock had been classified outside of stockholders' deficit because Mr. Lenfest, as the majority stockholder, could designate all of TelVue's directors and therefore, could influence TelVue's willingness to cause redemption of the Preferred Stock. As a result of Mr. Lenfest's decision to convert all of his Preferred Stock to Common Stock, the Preferred Stock has been classified as part of stockholders' equity at June 30, 2005. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005 (see Note 13 to the accompanying financial statements). As a result of the conversion, TelVue is required to issue 23,459,133 shares of Common
Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of TelVue, after the cancellation of the Common Stock Warrants described below, is approximately 77 percent both on June 16, 2005, and after the conversion on August 2, 2005. The Preferred Stock will be eliminated and included as 23,459,133 shares of Common Stock in the stockholders' equity section of the balance sheet as of August 2, 2005 (see TelVue's Form 8-K dated June 16, 2005 filed with the SEC).

	The Preferred Stock has a par value of $1 per share and provides for a cumulative 6 percent semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. TelVue has accrued dividends on the Preferred Stock since the beginning of 1998, but no dividends have been paid. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock and the $3,061,269 reflected on the March 31, 2005 Balance Sheet as accrued dividends was reversed and is included in stockholders' equity as a decrease to TelVue's accumulated deficit at June 30, 2005(see TelVue's Form 8-K dated June 16, 2005 filed with the SEC).

	On June 16, 2005, the independent members of the Board of Directors of TelVue and Mr. H.F. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and TelVue. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of TelVue's
Common Stock for $.01 per share, the fair market value of the Common Stock on
the grant date.   The Warrant Agreement was entered into on March 15, 1991, in connection with a prior line of credit to TelVue provided by Mr. Lenfest (see TelVue's Form 8-K dated June 16, 2005 filed with the SEC).

     On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note") with Mr. Lenfest. The Note was secured to provide funding to grow the TVTN Service. Under the terms of the Note, TelVue may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Note may be declared immediately due and payable. The
Note is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed (see TelVue's Form 8-K dated April 27, 2005 filed with the SEC).

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

       TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI Service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain a reasonable subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the six months ended June 30, 2005, TelVue added 1,500 subscribers to its service but had 1.2 million subscribers cancel service. The cable operators cancelled the ANI Service primarily as a result of moving their subscribers onto two-way digital service. Furthermore, Dish Network has informed TelVue that they intend to begin ANI order processing internally by transitioning their subscribers onto their internal network in 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within TelVue, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. During the quarterly period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TelVue's annual meeting of stockholders was held on June 16, 2005. The following five directors were elected:

                           Vote For     Votes Withheld     Votes Abstained
                          -----------   --------------     ---------------
1. H.F. Lenfest           127,784,493        73,720                 0
2. Joseph Murphy          127,784,493        73,720                 0
3. Frank Carcione         127,784,493        73,720                 0
4. Joy Tartar             127,784,493        73,720                 0
5. Robert Lawrence        127,784,493        73,720                 0

ITEM 5.  OTHER INFORMATION

       On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note") with its majority stockholder, H.F. (Gerry) Lenfest. Under the terms of the Note, TelVue may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Note may be declared immediately due and payable. The line of credit is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed.

       On June 16, 2005, the independent members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of a promissory note in the principal amount of $541,000 issued by TelVue and currently held by Mr. Lenfest (the "Science Note") to January 1, 2011. The Note was originally issued by TelVue to Science Dynamics Corporation ("Science") and was payable December 31, 1996. In January 1995, Mr. Lenfest purchased the Science Note from Science; the maturity date had been extended by TelVue and Mr. Lenfest on a yearly basis. The Note is non-interest bearing.

       On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the
"Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock, $0.01 par value (the "Common Stock"). Each share of Preferred Stock is convertible into 6.667 shares of Common Stock. Prior to June 16, 2005, the
$3,518,694 reflected on TelVue's balance sheet as Preferred Stock had been classified outside of stockholders' deficit because Mr. Lenfest, as the majority stockholder, could designate all of TelVue's directors and therefore, could influence TelVue's willingness to cause redemption of the Preferred Stock. As a result of Mr. Lenfest's decision to convert all of his Preferred Stock to Common Stock, the Preferred Stock has been classified as part of stockholders' equity at June 30, 2005. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005.
As a result of the conversion, TelVue is required to issue 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of TelVue, after the cancellation of the Common Stock Warrants described below, is approximately 77 percent both on June 16, 2005, and after the conversion on August 2, 2005. The Preferred Stock will be eliminated and included as 23,459,133 shares of Common Stock in the stockholders' equity section of the balance sheet as of August 2, 2005.

	The Preferred Stock has a par value of $1 per share and provides for a cumulative 6 percent semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at the option TelVue. TelVue has accrued dividends on the Preferred Stock since the beginning of 1998, but no dividends have been paid. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock and the $3,061,269 reflected on the March 31, 2005
Balance Sheet as accrued dividends will be reversed and included in stockholders' equity as a decrease to TelVue's accumulated deficit.

	On June 16, 2005, the independent members of the Board of Directors of TelVue and Mr. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and TelVue. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of TelVue's Common Stock for $.01 per share, the fair market value of the Common Stock
on the grant date.   The Warrant Agreement was entered into on March 15,
1991, in connection with a prior line of credit to TelVue provided by Mr. Lenfest.

ITEM 6.  EXHIBITS

       Exhibits

3.1 Certificate of Incorporation of TelVue (incorporated by reference to TelVue's Registration Statement on Form S-8, dated March 30, 1989 (the "Registration Statement")).

3.2    Bylaws of TelVue (incorporated by reference to TelVue's
       Registration Statement).

3.3 	 Certificate of Amendment of Certificate of Incorporation of TelVue,
       dated April 11, 1990 (incorporated by reference to TelVue's Annual Report on Form 10-K for the year ended December 31, 1991, (the
       "1991 Form 10-K")).

3.4 Certificate of Amendment of Certificate of Incorporation of TelVue, dated March 15, 1991 (incorporated by reference to the 1991
       Form 10-K).

3.5 Form of copy of Amendment of Certificate of Incorporation of TelVue, filed September 25, 1995 (incorporated by reference to the TelVue's Form 10-QSB for the period ended September 30, 1995, (the September 30, 1995 Form 10-QSB)).

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

4.3 Form of NQSO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to the 1999 Form 10-KSB).

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q).

4.5 Warrant Termination Agreement, dated June 16, 2005, by and between TelVue and H.F. (Gerry) Lenfest (included herein).

4.6 Waiver by H.F.(Gerry) Lenfest, waiving the right to receive past, present or future dividends with respect to the TelVue's Class A Redeemable Convertible Preferred Stock (included herein).

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

10.5 Lease Agreement for office space and the First Amendment to Lease dated March 30, 1994 ("Office Lease Agreement"), between TelVue and Bloom Associates (incorporated by reference to the 1994 Form 10-KSB).

10.6 Second Amendment to Office Lease Agreement Dated May 5, 1999, between TelVue and Bloom Associates (incorporated by reference to the 1999 Form 10-KSB).

10.7 Asset Purchase Agreement by and among TelVue and J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group and Jeffrey Kraengel, dated February 14, 2001 (incorporated by reference to the March 26, 2001 Form 8-K).

10.8 Retirement Agreement dated April 29, 2004 between TelVue and Frank J. Carcione (incorporated by reference to the December 31, 2004 Form 10-KSB (the "2004 Form 10-KSB")).

10.9 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB).

10.10  Summary of Executive Compensation, as amended (included herein).

10.11 Line of Credit Note, dated April 27, 2005, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on May 3, 2005).

	 a. Amended and Restated Promissory Note, in the principal amount of $541,000, dated June 16, 2005, between H.F. (Gerry) Lenfest and TelVue (included herein).

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2005 Financial Statements included herein).

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

                                                   	TELVUE CORPORATION


DATED:  08/04/05				By:	/s/Joseph M. Murphy
							----------------------------
							Joseph M. Murphy
							President (Chief Executive Officer)


DATED:  08/04/05				By:	/s/Irene A. DeZwaan
							----------------------------
							Irene A. DeZwaan
							Treasurer (Controller)



                                  EXHIBIT INDEX

4.5 Warrant Termination Agreement, dated June 16, 2005, by and between TelVue and H.F. (Gerry) Lenfest.

4.6 Waiver by H.F.(Gerry) Lenfest, waiving the right to receive past, present or future dividends with respect to TelVue's Class A Redeemable Convertible Preferred Stock.

10.10  Summary of Executive Compensation, as amended.

10.12 Amended and Restated Promissory Note, in the principal amount of $541,000, dated June 16, 2005, between H.F. (Gerry) Lenfest and TelVue.

31.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



EXHIBIT 4.5

                      WARRANT TERMINATION AGREEMENT

	This Warrant Termination Agreement (the "Agreement") is hereby entered into this 16th day of June 2005, by and between H.F. ("Gerry") Lenfest, an individual, and TelVue Corporation, a Delaware corporation, located at 16000 Horizon Way, Suite 500, Mt. Laurel, New Jersey 08054, (collectively, the "Parties").

                                RECITALS

	WHEREAS, Gerry Lenfest and TelVue Corporation are parties to that certain Warrant Agreement, dated as of March 15, 1991 (the "Warrant Agreement"); and

	WHEREAS, the Parties seek to terminate the Warrant Agreement;

	NOW THEREFORE, intending to be legally bound, the Parties hereto agree as follows:

                              AGREEMENT
1.    Termination.

	The Parties agree and acknowledge that, upon execution and delivery of this Agreement, the Warrant Agreement is hereby terminated in its entirety and shall be of no further force or effect and neither of the Parties, or their successors, assigns, or heirs, as applicable, shall have any rights or obligations under the Warrant Agreement.

2.    Miscellaneous.

      a. Governing Law. This Agreement shall be governed by the internal laws of the State of New Jersey without giving effect to it principles of conflicts of law.

      b. Counterparts. This Agreement may be executed in counterparts, all of which together shall constitute one and the same instrument.

      c. Entire Agreement. This Agreement shall constitute the full and entire understanding and agreement between the Parties with respect to the subject matter hereof.

                         [Execution Page Follows]

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first written above.


TELVUE CORPORATION



By:	/s/Joseph Murphy
	------------------------------------
	Joseph Murphy,
	President and Chief Executive Officer


	/s/H F Lenfest
	------------------------------------
	H.F. Lenfest


EXHIBIT 4.6

WAIVER

	By the signature below, the undersigned, for himself, his heirs and assigns, as applicable, hereby waives, relinquishes, releases, and forever disclaims any past, present or future right to receive dividends he may have had, currently has or may have under the Certificate of Designation of Class A Preferred Stock of TelVue Corporation filed on April 16, 1990 by TelVue Corporation or otherwise, with respect to the issuance of Class A Cumulative, Convertible, Redeemable, Payment in-Kind, Non-Voting Preferred Stock.


Date:  June 16, 2005					/s/H F Lenfest
							------------------------
							H.F. Lenfest

EXHIBIT 10.10

                   SUMMARY OF EXECUTIVE COMPENSATION

Joseph M. Murphy, President and Chief Executive Officer is employed on an at-will basis. Effective June 23, 2005, Mr. Murphy's salary increased to $185,000 annually. Mr. Murphy receives an annual car allowance of $5,400. Mr. Murphy also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's Salary Reduction Simplified Employee Pension Plan. Mr. Murphy, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

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

In addition to his retirement package included (incorporated by reference to the December 31, 2004 Form 10-KSB), Frank J. Carcione, former President and Chief Executive Officer, and current member of the Board of Directors, receives an annual car allowance of $3,900. Mr. Carcione, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

EXHIBIT 10.12

			AMENDED AND RESTATED PROMISSORY NOTE

$541,000.00						Date:  June 16, 2005

							Place:  Mt. Laurel, NJ


FOR VALUE RECEIVED, TelVue Corporation, a Delaware corporation, ("Maker"), intending to be legally bound hereby, promises to pay to the order of H.F. (Gerry) Lenfest, an individual, ("Holder") at such place as Holder may designate from time to time in writing, the principal sum of Five Hundred Forty-One Thousand Dollars ($541,000.00), in lawful money of the United States, without interest, payable on January 1, 2011, under this Admended and Restated Promissory Note ("Note") as provided below until repaid in full.

	1. Purpose of Note. This Note amends and restates that certain promissory note, Amended Subordinated Promissory Note (the "Prior
Note"), in the original principal amount of $541,000.00, dated
November 15, 1994, between Maker and Science Dynamic Corporation.
This Note evidences the assumption of the Prior Note by Holder effective January 26, 1995. Holder hereby relinquishes all rights and title to the Prior Note which shall be hereby null and voice as of the date hereof.

	2. Maturity Date. All outstanding principal due hereunder shall be repaid under the terms herein until January 1, 2001 (the "Maturity Date").

	3. Prepayment. This Note may be prepaid, in whole or in part, at any time prior to the Maturity Date without premium or penalty.

	4. Events of Default. Each of the following shall constitute an "Event of Default" hereunder:

		(a) Maker fails to make any payment of principal under this Note, and such failure continues uncured thirty (30) days after written notice of nonpayment to Maker;

		(b) Maker (i) applies for or consents to the appointment of a receiver, trustee or liquidator of itself or any of its property, (ii) admits in writing its inability to pay debts as they mature, (iii) makes a general assignment for the benefit of creditors, (iv) is adjudicated bankrupt or insolvent, (v) files a voluntary petition in bankruptcy or a petition or an answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation law or statute, or an answer admitting the material allegations of a petition filed against it in any proceeding under any such law, or (vi) takes any action for the purpose of effecting any of the foregoing;

		(c) Any order, judgment or decree is entered by any court of competent jurisdiction (i) approving a petition seeking reorganization of Maker or all or a substantial part of the assets of Maker, or (ii) appointing a receiver, sequester, trustee or liquidator of Maker or any of its property, and such order, judgment or decree continues unstayed and in effect for a period of sixty (60) days or more.

	5.	Remedies Upon Default.  Upon the occurrence of any Event of
Default the entire unpaid principal balance hereunder thereon shall, at the option of Holder, become due and payable immediately without presentment, demand, notice of nonpayment, protest, notice of protest or other notice of dishonor, all of which are hereby expressly waived by Maker.

	6. Remedies Cumulative. No right or remedy conferred upon or reserved to Holder under this Note, or now or hereafter existing at law or in equity or by statute or other legislative enactment, is intended to be exclusive of any other right or remedy, and each and every such right or remedy shall be cumulative and concurrent, and shall be in addition to every other such right or remedy, and may be pursued singly, concurrently, successively or otherwise, at the sole discretion of Holder, and shall not be exhausted by any one exercise thereof but may be exercised as often as occasion therefore shall occur.

	7.	Miscellaneous

		(a) Assignment. Maker shall not assign Note without the prior written consent of the Holder, and any attempted assignment in violation of this Section shall be null and void. Subject to the foregoing, this Note inures to the benefit of Holder, his heirs, administrators, executors and permitted assigns and binds Maker, its successors and permitted assigns.

		(b) Governing Law. This Note shall be governed by the internal laws of the State of New Jersey without giving effect to it principles of conflicts of law.

		(c) Notices. All notices and other communications required or permitted to be given under or in connection with this Note shall be in writing and shall be deemed given if delivered personally or by facsimile transmission (receipt verified), express courier service (signature required), or mailed by registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address for a party as shall be specified by like notice; provided that notices of a change of address shall be only upon receipt thereof):

		If to Holder:

				H.F. (Gerry) Lenfest
				5 Tower Bridge, Suite 460
				300 Barr Harbor Drive
				West Conshohocken, PA 19428
				Facsimile: 610-940-0602

		If to Maker:

				TelVue Corporation
				16000 Horizon Way, Suite 500
				Mt. Laurel, NJ 08054
				Attention:  President, CEO
				Facsimile:  856-866-7411

            (d) Severability. Any provision of this Note which is prohibited or unenforceable in any jurisdiction shall, as to such provision and such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Note or affecting the validity or enforceability of such provision in any other jurisdiction.

            (e) Waivers, Amendments, etc. The provisions of this Note may from time to time be amended, modified or waived, only if such amendment, modification or waiver is in writing signed by Maker and Holder. No failure or delay on the part of Holder in exercising any power or right under this Note shall operate as a waiver thereof, nor shall any single or partial exercise of any such power or right preclude any other or further exercise thereof or the exercise of any other power or right.

[Execution page follows]

IN WITNESS WHEREOF, Maker has executed this Note as of the day and year first above written.

MAKER:

TELVUE CORPORATION


By:	/s/Joseph Murphy
	-------------------------------------
	Joseph Murphy,
	President and Chief Executive Officer


HOLDER:


	/s/H F Lenfest
	-------------------------------
	H.F. Lenfest


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


DATED:  08/04/05					/s/Joseph M. Murphy
							----------------------------------
							Joseph M. Murphy
							President (Chief Executive Officer)

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


DATED:  08/04/05					/s/Irene A. DeZwaan
							----------------------------------
							Irene A. DeZwaan
							Treasurer (Controller)



EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATED:  08/04/05					/s/Joseph M. Murphy
							----------------------------------
							Joseph M. Murphy
							President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C.
sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATED:  08/04/05					/s/Irene A. DeZwaan
							----------------------------------
							Irene A. DeZwaan
							Treasurer (Controller)