Form 10QSB
period 2005-09-30
TELVUE CORP
filed 2005-11-09
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 21


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 2b-2 of the Exchange Act) Yes       No  X
                                      ------   ------

Number of shares of registrant's common stock outstanding as of October 18, 2005: 48,316,407 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ------   ------
This report includes a total of 25 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of September 30, 2005
          (unaudited) and as of December 31, 2004

          Statements of Operations for the three
          months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                              September 30,   December 31,
                                                  2005            2004
                                              -------------   -----------

ASSETS                                        (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                    $   284,345     $1,206,219
  Accounts receivable - trade, net of allowance
   of $80,147 at September 30, 2005 and
   $82,701 at December 31, 2004                    387,577        483,045
  Other current assets                              73,965         30,327
  Current assets from discontinued operations         -            48,572
                                               -----------     ----------
     TOTAL CURRENT ASSETS                          745,887      1,768,163

PROPERTY AND EQUIPMENT
  Machinery and equipment                        6,051,467      5,719,740
  Less accumulated depreciation                  5,514,470      5,405,245
                                               -----------     ----------
                                                   536,997        314,495

OTHER ASSETS                                         8,800          8,800

                                                ----------     ----------
                                                $1,291,684     $2,091,458
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable - current                       $     -        $  541,000
  Accounts payable - trade                         120,023        101,958
  Accrued expenses                                 199,677        267,007
  Accrued dividends payable                           -         2,955,708
  Deferred service revenue                          34,396           -
  Current liabilities from discontinued
    operations                                        -             8,948
                                               -----------     ----------
     TOTAL CURRENT LIABILITIES                     354,096      3,874,621

NOTES PAYABLE - MAJORITY STOCKHOLDER               541,000           -

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par
  value, 6,900,000 shares authorized, 0 and
  3,518,694 shares issued and outstanding at
  September 30, 2005 and December 31, 2004,
  respectively (liquidation value of
  $6,474,402 at December  31, 2004)
  (see Note 9 of the financial statements
  included herein)                                    -         3,518,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
 shares authorized, 48,316,407 and 24,857,274
 shares issued and outstanding at September
 30, 2005 and December 31, 2004, respectively      483,164        248,573
 Additional paid-in capital                      4,873,056      1,588,953
 Accumulated deficit                            (4,959,632)    (7,139,383)
                                               -----------    -----------
                                                   396,588     (5,301,857)
                                               -----------    -----------
                                                $1,291,684     $2,091,458
                                               ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                   Three Months Ended
                                                      September 30,
                                             ----------------------------
                                                   2005            2004
                                                   ----            ----

REVENUES
  ANI Services                                $   484,711     $   660,547
  TVTN Services                                    94,982          10,000
                                              -----------     -----------
                                                  579,693         670,547
COST OF REVENUES
  ANI Services                                    153,485         271,331
  TVTN Services                                   130,331          19,921
                                              -----------     -----------
TOTAL COST OF REVENUES                            283,816         291,252
                                              -----------     -----------
GROSS MARGIN                                      295,877         379,295

OPERATING EXPENSES
  Selling and marketing                           265,536         177,216
  General and administrative                      296,275         340,981
  Depreciation & amortization                      41,813          27,475
                                              -----------     -----------
                                                  603,624         545,672
                                              -----------     -----------
OPERATING LOSS                                   (307,747)       (166,377)

OTHER INCOME
  Interest income                                   1,517           2,090
                                              -----------     -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                            (306,230)       (164,287)

INCOME TAX EXPENSE                                   -             75,833
                                              -----------     -----------

LOSS FROM CONTINUING OPERATIONS                  (306,230)        (88,454)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                       (4,452)        (12,553)
  Provision for income tax benefit                    -             5,030
                                              -----------     -----------
                                                   (4,452)         (7,523)
                                              -----------     -----------
NET LOSS                                         (310,682)        (95,977)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        -           (105,561)
                                              ----------      -----------
NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                         $  (310,682)    $  (201,538)
                                              ===========     ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                        $(.01)          $(.01)
  FROM DISCONTINUED OPERATIONS                        .00             .00
                                                   ------          ------
    TOTAL                                           $(.01)          ($.01)
                                                   ======          ======
DILUTED NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                        $(.01)          $(.01)
  FROM DISCONTINUED OPERATIONS                        .00             .00
                                                   ------          ------
    TOTAL                                           $(.01)          $(.01)
                                                   ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                        40,156,708      24,857,274
                                                ==========      ==========
   DILUTED                                      40,156,708      24,857,274
                                                ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                  Nine Months Ended
                                                     September 30,
                                             ----------------------------
                                                   2005            2004
                                                   ----            ----

REVENUES
  ANI Services                                $ 1,633,962     $ 2,591,436
  TVTN Services                                   156,089          16,000
                                              -----------     -----------
                                                1,790,051       2,607,436
COST OF REVENUES
  ANI Services                                    598,482         958,624
  TVTN Services                                   287,422          46,604
                                              -----------     -----------
TOTAL COST OF REVENUES                            885,904       1,005,228
                                              -----------     -----------
GROSS MARGIN                                      904,147       1,602,208

OPERATING EXPENSES
  Selling and marketing                           700,837         396,087
  General and administrative                      867,752         836,288
  Depreciation & amortization                     112,196          99,559
                                              -----------     -----------
                                                1,680,785       1,331,934
                                              -----------     -----------
OPERATING INCOME (LOSS)                          (776,638)        270,274

OTHER INCOME (EXPENSE)
  Interest income                                   6,856           3,820
  Interest expense                                    -              (331)
                                              -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                        6,856           3,489
                                              -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                            (769,782)        273,763

INCOME TAX EXPENSE                                   -            (83,587)
                                              -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS         (769,782)        190,176

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                       (6,175)       (436,888)
  Provision for income tax benefit                    -           169,670
                                              -----------     -----------
                                                   (6,175)       (267,218)
                                              -----------     -----------
NET LOSS                                         (775,957)        (77,042)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                        -           (316,683)
                                              ----------     ------------
NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                          $ (775,957)    $  (393,725)
                                              ===========    ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                        $(.03)          $(.01)
  FROM DISCONTINUED OPERATIONS                        .00            (.01)
                                                   ------           -----
    TOTAL                                           $(.03)          ($.02)
                                                   ======           =====
DILUTED NET (LOSS) INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS                        $(.03)          $(.01)
  FROM DISCONTINUED OPERATIONS                        .00            (.01)
                                                    -----           -----
    TOTAL                                           $(.03)          ($.02)
                                                   ======           =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                        30,013,128      24,827,274
                                                ==========      ==========
   DILUTED                                      30,013,128      95,531,313
                                                ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                                   ---------------------
                                                    2005            2004
                                                    ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $  (775,957)     $ (77,042)
 Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities:
   Depreciation & amortization                     112,196        131,048
   Deferred taxes                                      -          (86,083)
   Write off of covenant not to compete                -            1,669
   Impairment of goodwill                              -          350,000
Changes in assets and liabilities:
  Decrease (increase) in -
   Accounts receivable - trade                      95,468         74,469
   Inventory                                           -          184,973
   Other current assets                            (43,638)         5,552
   Current assets from discontinued operations      48,572           -
  Increase (decrease) in -
   Accounts payable - trade                         18,065       (208,079)
   Accrued expenses                                (67,330)       124,686
   Deferred service revenue                         34,396        (14,362)
   Current liabilities from discontinued operations (8,948)          -
                                                  --------       --------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                   (587,176)       486,831
                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (334,698)      (137,031)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt reduction - Notes payable - other               -          (39,953)
  Issuance of common stock                             -              500
                                                 ---------       --------
                                                       -          (39,453)
                                                 ---------       --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (921,874)       310,347

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            1,206,219        842,601
                                                ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  284,345     $1,152,948
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
       ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

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

The Balance Sheet detail of assets and liabilities from discontinued operations at September 30, 2005 and December 31, 2004 is as follows:

                                 September 30,   December 31,
                                     2005            2004
                                 -------------   -----------
CURRENT ASSETS:
  Accounts receivable - trade     $    -          $  48,572
                                  =========       =========

CURRENT LIABILITIES:
  Accrued expenses                $    -          $   8,948
                                  =========       =========

The summarized results of discontinued operations for the nine months ended September 30, 2005 and 2004 are as follows:

                                            Nine Months Ended September 30,
                                                 2005           2004
                                             -----------     -----------
Hardware sales and service                   $   (1,503)     $1,119,902


Cost of hardware sales and service                1,260         937,380
Selling, administrative and depreciation
 expenses                                         3,412         270,034
Goodwill impairment charge                          -           350,000
Write off of covenant not to compete                -             1,669
                                              ----------      ----------
                                                  4,672       1,559,083
                                              ----------      ----------
OPERATING LOSS                                   (6,175)       (439,181)

Interest income net of expense                      -             2,293
                                              ----------      ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES      $  (6,175)      $(436,888)
                                              ==========      ==========

3.	GOODWILL:
       --------

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement("SFAS") No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but instead is assessed for impairment at least annually. In the second quarter of 2004, management made a decision to discontinue the Source segment operations due to the ongoing losses produced by the segment. As a result of this decision, the Company wrote off the remaining balance of the Source goodwill on June 30, 2004, which amounted to $350,000 (see Note 2).

4.	SUPPLEMENTAL CASH FLOW INFORMATION:
       ----------------------------------

Supplemental disclosures of cash paid during the period-

                                           2005            2004
                                           ----           ----
             Income taxes                $   -          $   -
             Interest                    $   -          $   341

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock held by Mr. H.F. Lenfest of $105,561 and $316,683 during the three and nine months ended September 30, 2004, respectively. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the redeemable convertible Preferred Stock. Therefore $3,061,269 of accrued dividends was reversed and included in stockholders' equity as a decrease to the Company's accumulated deficit.

5.	EARNINGS PER COMMON SHARE:
       -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the nine months ended September 30, 2005 and 2004, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

The following is reconciliation from basic earnings per share to diluted earnings per share for the nine months ended September 30, 2005 and 2004.

                                                      Average
                                                      Shares     Earnings
                                        Amount      Outstanding  Per Share
                                      ------------  -----------  --------
2005
Loss from continuing operations       $ (769,782)    30,013,128    $(.03)
                                      ==========     ==========   =======

2004
Income from continuing operations,
 less dividends on preferred stock    $ (126,507)    24,857,274    $(.01)
                                      ==========     ==========   =======

6.	CORPORATE INCOME TAXES:
       ----------------------

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

The provisions for income tax (expense) benefit from continuing operations for the nine months ended September 30, 2005 and 2004 consist of the following components:

                                                 2005               2004
                                             -----------        ----------
Current
 Federal                                      $    -             $   -
 State                                             -                 -
                                             -----------        ----------
                                                   -                 -
Deferred
 Federal                                        263,826            73,966
 State                                           72,746            12,117
                                              ----------        ----------
                                                336,572            86,083
Valuation allowance increase                   (336,572)              -
                                              ----------        ----------
                                                   -               86,083
                                              ----------        ----------
                                             $     -            $  86,083
                                              ==========        ==========

At September 30, 2005, TelVue recorded an increase in valuation allowance of $336,572 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $2,430,000 on a tax-reporting basis as of September 30, 2005. The carryforward will begin to expire in 2010, if not utilized.

7.	NOTES PAYABLE AND ACCRUED INTEREST:
	----------------------------------

Note Payable - Dacon Corporation d/b/a Source Communications Group
------------------------------------------------------------------
On March 9, 2001, the Company acquired the Source assets for $1.3 million. The assets, which consisted primarily of material contracts with equipment, software and communication service providers, were purchased for $1,000,000 in cash and $300,000 pursuant to a promissory note. The promissory note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. This note was paid in its entirety during March 2004.

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

8.	NOTES PAYABLE - MAJORITY STOCKHOLDER:
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

Line of Credit - Majority Stockholder
-------------------------------------
On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "Note"). Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. The line of credit is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed. As of September 30, 2005, no borrowings have been made under the line of credit.


9.	CAPITAL STOCK:
	------------

Redeemable Convertible Preferred Stock
--------------------------------------
On June 16, 2005, Mr. Lenfest, the holder of all of the Company's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed the Company of his intent to convert all of his 3,518,694 shares of Preferred Stock into the Company's common stock, $0.01 par value (the "Common Stock"). Each share of Preferred Stock was convertible into
6.667 shares of Common Stock. Prior to June 16, 2005, the $3,518,694 reflected on the Company's balance sheet as Preferred Stock had been classified outside of stockholders' deficit because Mr. Lenfest, as the majority stockholder, could designate all of the Company's directors and therefore, could influence the Company's willingness to cause redemption of the Preferred Stock. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit, and, as a result of the conversion, the Company issued, 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of the Company, after the cancellation of the Common Stock Warrants described below, was approximately 76 percent at September 30, 2005.

The Preferred Stock had a par value of $1 per share and provided for a cumulative 6 percent semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. The Company had accrued dividends on the Preferred Stock since the beginning of 1998, but no dividends had been paid. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock. Therefore $3,061,269 of accrued dividends was reversed and included in stockholders' equity at September 30, 2005, as a decrease to the Company's accumulated deficit.

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

10.	RELATED PARTY TRANSACTIONS:
	--------------------------

See Notes 4, 8 and 9, included herein, for information of related party transactions between TelVue and its majority stockholder.

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

Summarized financial information by reporting segment as of and for each of the nine months ended September 30, 2005 and 2004, is as follows:

Nine months ended September 30, 2005      ANI          TVTN        Total
-------------------------------------  ----------  -----------  ----------
Revenues                              $1,633,962  $  156,089   $1,790,051
Operating income (loss)                  333,030  (1,109,668)    (776,638)
Income (loss)from continuing
  operations before income taxes         339,886  (1,109,668)    (769,782)
Capital expenditures                      14,904     319,794      334,698


Nine months ended September 30, 2004     ANI           TVTN        Total
------------------------------------  ----------   ----------   ----------
Revenues                              $2,591,436   $   16,000  $2,607,436
Operating income (loss)                  506,737     (236,463)    270,274
Interest expense                             331          -           331
Income (loss) from continuing
  operations before income taxes         510,226     (236,463)    273,763
Capital expenditures                      26,344      110,687     137,031

12.	COMMITMENTS AND CONTINGENCIES:
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

	TelVue developed a new product and service called TVTN and has applied for two patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

	Source was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group, a Delaware corporation located in Mullica Hill, NJ. The Source segment sold and installed computer related equipment, network systems, software, and data communications equipment. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations. The decision to discontinue the Source segment was made as a result of the ongoing losses produced by the segment and the amount of time and resources required to run the segment. TelVue made an effort to sell a portion of the Source segment but was not successful. As of December 31, 2004, all Source operations ceased. TelVue has redirected its time and resources to growing the TVTN business.

RESULTS OF OPERATIONS:

	The following discussion deals, at some length, with the decreases in operating income for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, and the reasons for the decreases. TelVue further discusses the continuing erosion in buy rates and the significant loss of a large portion of its subscriber base for the ANI Service caused mostly by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its new TVTN Service and the discontinuance of the operations of the Source segment.

	The ANI segment had operating income of $214,286 for the three months ended September 30, 2005 compared to an operating loss of $56,131 for the three months ended September 30, 2004. Although there was a decrease in ANI service revenue of $175,836 for the three months ended September 30, 2005, the ANI segment still experienced an increase in operating income of $270,417, when compared to the three months ended September 30, 2004. This is partially a result of allocating more overhead and payroll expenses, approximately 80% of the total expenses, to the TVTN segment effective July
1, 2005. This new allocation was implemented because the TelVue labor force is spending the majority of its time working on TVTN segment related work.
In addition, during the three months ended September 30, 2004, TelVue recorded accrued payroll of $100,000 related to the December 31, 2004 retirement of TelVue's President and CEO. No such expense was incurred or recorded in the three and nine months ended September 30, 2005, thereby causing a greater increase in operating income. Operating income for the nine months ended September 30, 2005 and 2004 was $333,003 and $506,737, respectively. The decrease in operating income is predominately due to a decrease in ANI Service revenue of $957,474 when compared to the same period of 2004. As expected, pay-per-view buy revenue decreased $55,961 and $224,541 for the three and nine months ended September 30, 2005, respectively and feature and data link revenue decreased $117,871 and $689,433 for the three and nine months ended September 30, 2005, respectively. These decreases were partially due to Adelphia Communications ("Adelphia") canceling TelVue's ANI Service on July 1, 2004, because they began processing their ANI orders internally. TelVue served 1.5 million Adelphia subscribers, and Adelphia contributed approximately 25% or $1.1 million annually, to TelVue's ANI Service revenue. The Adelphia cancellation on July 1, 2004 accounts for a decrease of $532,833 in service revenue for the nine months ended September 30, 2005, respectively. In addition to the Adelphia cancellation on July 1, 2004, TelVue also experienced a reduction in the number of subscribers served during the nine months ended September 30, 2005 (as discussed below). The decrease in pay-per-view buy revenue was also due in part to a continuing reduction in the average monthly buy rate from 3.5% to 2.2% for the three months ended September 30, 2004 and 2005, respectively, and from 3.7% to 2.8% for the nine months ended September 30, 2004 and 2005, respectively. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

	As of September 30, 2005, TelVue was serving approximately 5.4 million full-time cable subscribers compared to approximately 17.1 million full-time cable subscribers served as of September 30, 2004. During September 2005,
Dish Network performed the final transition of its movie traffic onto its internal network. Therefore, as of September 30, 2005, TelVue is no longer serving the 11,200,000 Dish Network satellite subscribers. Dish Network had informed TelVue in 2003 of its plans to process its ANI orders internally and had been slowly transitioning its ANI ordering onto its internal network. Dish Network contributed approximately $260,000 in annual sales. TelVue will realize a savings in ANI services cost of revenues of approximately $60,000. TelVue will continue to provide speech recording services to Dish Network which will result in approximately $60,000 in annual revenue. In addition, during the nine months ended September 30, 2005, approximately 1.5 million cable subscribers cancelled the ANI Service and only 16,000 new cable subscribers were added to the ANI Service. The cable operators cancelled the ANI Service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI Service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI Service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in revenue and net income for its ANI segment.

	ANI cost of revenues decreased $117,846 and $360,142 for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of 2004. This decrease was partially due to a reduction in trunk and data link expenses of $50,299 and $214,251 for the three and nine months ended September 30, 2005, respectively, as a result of serving fewer subscribers and a reduction in technical payroll and payroll taxes and benefits of $54,199 and $118,663 for the three and the nine months ended September 30, 2005, respectively, as a result of fewer ANI technicians being employed by TelVue during the three and nine months ended September 30, 2005, when compared to the same periods of 2004 and as a result of allocating more of the technicians payroll and benefits to the TVTN segment. Selling expenses related to the ANI Service decreased $88,465 and $226,069 for the three and nine months ended September 30, 2005, respectively, mainly as a result of moving marketing and sales personnel to the TVTN segment as well as allocating the newly appointed President and CEO's payroll and expenses to general and administrative expenses. ANI segment general and administrative expenses decreased $236,278 and $157,005 for the three and nine months ended September 30, 2005, respectively, partially as a result of allocating rent, overhead expenses, and payroll to the TVTN segment during the three and nine months ended September 30, 2005. In addition, included in the general and administrative expenses for the nine months ended September 30, 2004 is accrued payroll of $100,000 related to the December 31, 2004 retirement of TelVue's President and CEO. No such expense was incurred or recorded in the nine months ended September 30, 2005.

	The TVTN segment had an operating loss of $522,033 and $1,109,668 for the three and nine months ended September 30, 2005, respectively, compared to an operating loss of $110,246 and $236,463 for the three and nine months ended September 30, 2004, respectively. TVTN Service revenue was $94,982 and $156,089 for the three and nine months ended September 30, 2005, respectively, compared to $10,000 and $16,000 for the three and nine months ended September 30, 2004, respectively. Cost of revenues for the TVTN Service increased $110,410 and $240,818 for the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004, mainly as a result of payroll for additional production and design personnel. Selling expenses related to the TVTN Service increased $176,788 and $530,822 for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of 2004. The increase is predominately a result of additional sales personnel hired to aggressively market and sell the TVTN Service as well as travel expenses related to sales. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts increase. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN Service, TelVue began offering in January 2005 a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. TelVue believes that many towns will adopt this method of funding TVTN charges. As of September 30, 2005, TVTN was serving thirty four customers and had twelve closed sales in production. A majority of the closed sales in production are from clients under the new sponsorship model. TelVue is marketing the TVTN Service nationally with a primary focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to one customer in California and one in Virginia; the remainder are in the New Jersey, Pennsylvania and Delaware areas. TVTN general and administrative expenses increased $191,572 and $188,469 for the three and nine months ended September 30, 2005, respectively. This is primarily a result of allocating a larger portion, approximately 80%, of rent and other operational expenses to the TVTN segment beginning July 1, 2005. Included in the TVTN expenses for the nine months ended September 30, 2004, was a consulting fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service (see
Note 10 of TelVue's accompanying financial statements). No such expense was incurred during the nine months ended September 30, 2005.

	There was a loss from discontinued operations before income tax benefit from the Source segment of $6,175 and $436,888 for the nine months ended September 30, 2005 and 2004, respectively. Included in the net loss for the nine months ended September 30, 2004, was a goodwill impairment charge of $350,000 (see Note 3 to TelVue's accompanying financial statements). There was a provision for income tax benefit related to the Source discontinued segment of $0 and $169,670 for the nine months ended September 30, 2005 and 2004, respectively.

	TelVue had a net loss of $775,957 and $77,042 for the nine months ended September 30, 2005 and 2004, respectively. TelVue recorded an income tax benefit before valuation allowance increase of $336,572 for the nine months ended September 30, 2005 and income tax expense of $86,083 for the nine months ended September 30, 2004. At December 31, 2004, TelVue recorded a valuation allowance of $660,531 to reduce its deferred tax asset to zero. TelVue has also recorded an increase in valuation allowance of $336,572 for the nine months ended September 30, 2005. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately
$2,430,000 on a tax-reporting basis as of September 30, 2005 (see Note 6 of TelVue's accompanying financial statements).

	During the nine months ended September 30, 2005, TelVue purchased $334,698 of equipment compared to $137,031 purchased during the nine months ended September 30, 2004. The majority of the equipment purchased during the nine months ended September 30, 2005 and 2004, was for custom programming and equipment related to the TVTN Service. Depreciation and amortization expense increased $12,637 for the nine months ended September 30, 2005, as a result of the purchases. Depreciation and amortization accounted for 7% of total operating expenses for both the nine months ended September 30, 2005 and 2004.

	As of September 30, 2005, TelVue maintained a bad debt reserve in the amount of $80,147. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002 (see Note 12 of TelVue's accompanying financial statements). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue's days for sales in average accounts receivable, not including the outstanding Adelphia balances, was 54 days at September 30, 2005, compared to 52 days at September 30, 2004. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $587,176 for the nine months ended September 30, 2005, compared to positive cash flow of $486,831 for the nine months ended September 30, 2004. The decrease in cash flow over 2004 was primarily due to a reduction in ANI Service revenue and an increase in TVTN expenses (as described above).

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

	In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the independent members of the Board of Directors of TelVue and Mr. Lenfest, extended the maturity date of the non-interest bearing Science
Note in the principal amount of $541,000 to January 1, 2011(see TelVue's Forms 8-K and 8-K/A dated June 16, 2005 filed with the SEC).

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

	On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock, $0.01 par value
(the "Common Stock").  Each share of Preferred Stock was convertible into
6.667 shares of Common Stock. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit. As a result of the conversion, TelVue issued 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of TelVue, after the cancellation of the Common Stock Warrants described below, was approximately 76 percent as of September 30, 2005. The Preferred Stock was eliminated and is included as 23,459,133 shares of Common Stock in the stockholders' equity section of the balance sheet as of September 30, 2005.

	The Preferred Stock had a par value of $1 per share and provided for a cumulative 6 percent semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. TelVue had accrued dividends on the Preferred Stock since the beginning of 1998, but no dividends had been paid. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock. Therefore, $3,061,269 of accrued dividends was reversed and is included in stockholders' equity as a decrease to TelVue's accumulated deficit at September 30, 2005.

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

	TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI Service.
As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain a reasonable subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the nine months ended September 30, 2005, TelVue added 16,000 subscribers to its service but had 12.7 million subscribers cancel service. The cable operators cancelled the ANI Service primarily as a result of moving their subscribers onto two-way digital service. Dish Network cancelled the TelVue ANI service as a result of moving its satellite subscribers onto its internal network for ANI order processing.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

       Exhibits

3.1 Certificate of Incorporation of TelVue (incorporated by reference to TelVue's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 20, 1989 (the "Registration Statement"), File No. 333-28263).

3.2    Bylaws of TelVue (incorporated by reference to TelVue's
       Registration Statement, File No. 333-288263).

3.3 Certificate of Amendment of Certificate of Incorporation of TelVue, dated April 11, 1990 (incorporated by reference to TelVue's Annual Report on Form 10-K for the year ended December 31, 1991, (the "1991 Form 10-K"), File No. 000-17170).

3.4 Certificate of Amendment of Certificate of Incorporation of TelVue, dated March 15, 1991 (incorporated by reference to the 1991
       Form 10-K, File No. 000-17170).

3.5 Form of copy of Amendment of Certificate of Incorporation of TelVue, filed September 25, 1995 (incorporated by reference to the TelVue's Form 10-QSB for the period ended September 30, 1995, (the September 30, 1995 Form 10-QSB, File No. 000-17170).

4.1 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of TelVue's Registration Statement on Form S-8, dated September 23, 1999), (the "1999 Stock Option Plan") File No. 000-17170).

4.2 Form of ISO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to TelVue's Annual
       Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-KSB") File No. 000-17170).

4.3 Form of NQSO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to the 1999 Form 10-KSB, File No. 000-17170).

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q, File No. 000-17170).

4.5 Warrant Termination Agreement, dated June 16, 2005, by and between TelVue and H.F. (Gerry) Lenfest (incorporated by reference to the June 30, 2005 Form 10-QSB, File No. 000-17170).

4.6 Waiver by H.F.(Gerry) Lenfest, waiving the right to receive past, present or future dividends with respect to the TelVue's Class A Redeemable Convertible Preferred Stock (incorporated by reference to the June 30, 2005 Form 10-QSB, File No.000-17170).

10.1 Distributorship Agreement, dated November 2, 1989, between the Company and Science (incorporated by reference to the 1989 Form 10-K, File No. 000-17170).

10.2 Stock Purchase Agreement, dated November 2, 1989, between the Company and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K, dated November 15, 1989, (the "1989 Form 8-K"), File No. 000-17170).

10.3 Shareholders' Agreement, dated November 2, 1989, among TelVue and certain of its stockholders (incorporated by reference to the Company's 1989 Form 8-K, File No. 000-17170).

10.4 Option Agreement, dated November 2, 1989, among TelVue and certain of its stockholders (incorporated by reference to the 1989 Form 8-K, File No. 000-17170).

10.5 Lease Agreement for office space and the First Amendment to Lease dated March 30, 1994 ("Office Lease Agreement"), between TelVue and Bloom Associates (incorporated by reference to the 1994 Form 10-KSB, File No. 000-17170).

10.6 Second Amendment to Office Lease Agreement Dated May 5, 1999, between TelVue and Bloom Associates (incorporated by reference to the 1999 Form 10-KSB, File No. 000-17170).

10.7 Asset Purchase Agreement by and among TelVue and J.D. Kraengel and Associates, Inc. f/k/a Dacon Corporation d/b/a Source
       Communications Group and Jeffrey Kraengel, dated February 14, 2001 (incorporated by reference to the March 26, 2001 Form 8-K, File No. 000-17170).

10.8   Retirement Agreement dated April 29, 2004 between TelVue and Frank
       J. Carcione (incorporated by reference to the December 31,
       2004 Form 10-KSB (the "2004 Form 10-KSB"), File No. 000-17170).

10.9 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

10.10 Summary of Executive Compensation, as amended (incorporated by reference to the June 30, 2005 Form 10-QSB, File No. 000-17170).

10.11 Line of Credit Note, dated April 27, 2005, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on May 3, 2005, File No. 000-17170).

10.12 Amended and Restated Promissory Note, in the principal amount of $541,000, dated June 16, 2005, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the June 30, 2005 Form 10-QSB, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2005 Financial Statements included herein).

17 Director Resignation Letter from Neil Heller (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

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

                                                   TELVUE CORPORATION


DATED: 11/09/05                   By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED: 11/09/05                   By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)



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

Date: 11/09/05

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

Date:  11/09/05

						/s/Irene A DeZwaan
						---------------------
						Irene A DeZwaan
						Treasurer (Controller)



EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	11/09/05				/s/Joseph M. Murphy
						--------------------
						Joseph M. Murphy
						President (Chief Executive Officer)

EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C.
sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13
(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 11/09/05				/s/Irene A. DeZwaan
						-------------------
						Irene A. DeZwaan
						Treasurer (Controller)