Form 10KSB
period 2005-12-31
TELVUE CORP
filed 2006-03-27
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
`
                For the fiscal year ended December 31, 2005

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

      Title of Each Class

      Common, $0.01 per share par value

Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. ____

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No   X
                                                 ----    ----

The Issuer's revenue for the fiscal year ended December 31, 2005 was
$2,244,743


The Aggregate Market Value of voting and non-voting common equity held by non-affiliates of the Issuer as of March 3, 2006, based on a per share average bid and asked price of $.03 was $284,673.

Number of shares of Issuer's common stock outstanding as of March 3, 2006:
48,336,407 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                     ----    ----


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2005, are incorporated by reference into Part III of this Form 10-KSB.

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

	TelVue operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service"). The other segment is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology (the "TVTN service"). TelVue previously had a business segment that operated under the name, Source Communications Group ("Source"), and functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations.

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

	The ANI service segment is principally a service-oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment used is owned and installed by TelVue. The equipment is located at TelVue's home office in Mt. Laurel, New Jersey.
The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes that these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). During 2005, no additional equipment purchases or software modifications were required to provide the ANI service. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from MCI. TelVue believes it receives a favorable trunk usage rate from MCI.

	As of December 31, 2005, TelVue had contracts to provide service to 265 cable television systems, serving approximately 5.1 million full-time subscribers and approximately 1.1 million part-time subscribers compared to approximately 17.3 million full-time and 1.2 million part-time cable subscribers served as of December 31, 2004. Part-time subscribers are subscribers who only use TelVue's ANI service for major special events, such as boxing, wrestling and concerts. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. In addition, cable operators are moving their subscriber base onto two-way digital ordering. As a result of this shift in the cable operators' business, TelVue is experiencing a decline in the number of subscribers it serves and expects a continued erosion of its subscriber base (see Item 6, Management's Discussion and Analysis or Plan of Operation, of this Report).

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

	In 2003, TelVue developed a new product and service called TVTN and has applied for two patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

	The TVTN service segment is principally a service-oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment and software used is owned and installed by TelVue and is located at the customer's facility. During 2005, equipment purchases and software modifications of approximately $414,000 were made for the TVTN service.

	As of December 31, 2005, TelVue had contracts to provide TVTN service to 43 towns, schools, and retirement communities and 31 contracts from sponsors to fund some of the channels on these towns, schools, and retirement communities. The town/school/retirement community contracts generally carry a term of three years and can be cancelled with 90 days written notice. The monthly charges to maintain a channel are billed one quarter in advance and payment is due within 20 days of the billing date.
The sponsor contracts are generally for periods of six to twelve months with automatic renewals. Charges to the sponsors of the channels are billed one month in advance and payment is due within 20 days of the billing date.

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

LICENSES

	On July 8, 2003, TelVue filed for a patent for its TVTN service. The TVTN service provides the operators of Cable TV Government Access Channels, typically schools, towns, and retirement communities, with the ability to generate a computerized TV signal on those channels. The TVTN signal is comprised of pictures, headlines, voice-over narration, full motion video clips and graphics. The pending patent includes the WEBUS system. The
WEBUS system is a proprietary system that allows TVTN customers to independently post messages on their TV channel remotely and instantaneously. On July 27, 2005, TelVue filed for a second patent for its TVTN service which encompasses three additional claims. The claims consist of (i) WEBLINX, a process that allows the TVTN content to appear on an affiliated website; (ii) a system for installation of a text-to-speech conversion that converts text screens to speech for use on the radio; and
(iii) a mass emergency broadcast system which allows one WEBUS user to broadcast an emergency message to one or more TVTN affiliates simultaneously.

	TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001, related to this system.

	TelVue previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2005. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

	TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) communication subsystems ("HPs") that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue had purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2005.

	TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge and nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

	Sales of TelVue's ANI service to date have been made to operating cable television companies with a broad geographical distribution. Relations with all customers are good. Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers TelVue serves is declining and it is unable to attract many new cable customers to its ANI service. TelVue's ANI service is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services include the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. TelVue believes its services resolve these pay-per-view ordering problems. As of December 31, 2005, there were two Multi System Operators ("MSOs") that individually comprised more than 10% of TelVue's ANI service revenues. Percentages of service revenue may vary as cable operators continue to consolidate their systems with other cable operators, as cable operators leave the ANI service and as the TVTN service grows.

	The TVTN service is marketed using direct mail and telemarketing to municipal and school officials while attending various League of Municipality and school Conferences to demonstrate the service. Trade shows are also used as a major marketing tool for the TVTN service. In addition, TelVue utilizes website, internet meeting rooms, and demonstration DVDs and CDs to sell the TVTN service.

COMPETITION

	TelVue uses telephone company grade, feature-laden equipment for its automated pay-per-view order processing service. TelVue has a reputation for offering customer friendly features and excellent customer service. In addition, TelVue offers 24-hour customer service and reliability with near zero down time, particularly under heavy load during major special events. TelVue's excellent customer service reputation has allowed it to continue its preeminent position as a leading ANI pay-per-view service provider, even though continued digital service rollout by cable operators has begun to erode its subscriber base. TelVue is unaware of any direct competitors to its ANI service. TelVue is aware, however, that some TelVue customers have elected to process their own orders by constructing their own ANI ordering processing platform.

	TVTN currently has competition from software and hardware suppliers to municipalities that operate Municipal/Educational cable access channels. However, at this time, none of those competitors offer the monthly programming and service level or the sponsorship funding model that TVTN offers.

EMPLOYEES

	At December 31, 2005, TelVue had twenty-three full-time employees and one part-time employee. Additional personnel may be added as circumstances require.

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

ITEM 2.     PROPERTIES

	TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires
May 31, 2006. The office space is used to house the equipment used to provide the ANI service and the TVTN service as well as the executive, sales, secretarial and technical support personnel. TelVue intends to renew its lease in May 2006.

ITEM 3.     LEGAL PROCEEDINGS

	TelVue is not involved in any material legal proceedings.

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

					PART II

ITEM 5.     MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

	The Issuer's common stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 2005                          HIGH                    LOW

        First                               $.042                  $.02

        Second                              $.032                  $.018

        Third                               $.062                  $.015

        Fourth                              $.03                   $.018


      QUARTER 2004

        First                               $.12                   $.031

        Second                              $.055                  $.02

        Third                               $.055                  $.012

        Fourth                              $.04                   $.018

	As of March 3, 2006, there were 322 holders of record of the common stock of TelVue.

	TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its common stock in the foreseeable future. Holders of the common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

	Shares of common stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. As of March 3, 2006, 18,113,916 shares of TelVue's common stock were entitled to 10 votes per share. The remaining 30,222,491 shares of common stock were entitled to one vote per share. Mr. Lenfest owns 38,016,586 shares of common stock, 14,557,453 of which are entitled to ten votes per share and 23,459,133 are entitled to one vote per share.

				EQUITY COMPENSATION PLAN INFORMATION

                     NUMBER OF
                  SECURITIES TO BE    WEIGHTED-AVERAGE       NUMBER OF
                     ISSUED UPON     EXERCISE PRICE OF      SECURITIES
                     EXCERISE OF        OUTSTANDING          REMAINING
                      OUTSTANDING     OPTIONS, WARRANTS     AVAILABLE FOR
                  OPTIONS, WARRANTS      AND RIGHTS        FUTURE ISSUANCE
PLAN CATEGORY       AND RIGHTS       COMPENSATION PLANS      UNDER EQUITY
-------------     -----------------  ------------------    ---------------
   Equity
compensation plans
  approved by
security holders        1,866,667              $.045            7,561,250

  Equity
compensation plans
  not approved by
security holders (a)      200,000 (b)           .03 (b)              (b)
                        ---------              -----            ---------
Total                   2,066,667              $.045            7,561,250
                        =========              =====            =========

(a) In December 1997, TelVue adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of per share fair market value of the common stock as of the board of directors meeting date or $.05 per share.

(b) In September 2005, TelVue issued 200,000 stock options to certain consultants of its TVTN service.


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

	The TVTN service is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue has applied for two patents for the TVTN product.

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

RESULTS OF OPERATIONS:

	The following discussion deals, at some length, with the decrease in operating income for the year ended December 31, 2005 compared to the year ended December 31, 2004, and the reasons for the decrease. TelVue further discusses the continuing erosion in buy rates and the significant loss of a large portion of its subscriber base for the ANI Service. This was caused by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. In addition, during 2005 a large satellite customer cancelled its ANI service. TelVue also discusses the marketing of its new TVTN service and the discontinuance of the operations of the Source segment.

	The ANI segment had operating income of $517,883 for the year ended December 31, 2005 compared to $436,478 for the year ended December 31, 2004. This increase in operating income of $81,405 was mainly as a result of allocating more overhead and payroll expenses, approximately 80%, to the TVTN segment after July 1, 2005. This new allocation was implemented because the TelVue labor force was spending the majority of its time working on TVTN segment related work. In addition, during the year ended December 31, 2004, TelVue recorded accrued payroll of $100,000 related to the December 31, 2004 retirement its President and CEO. No such expense was incurred or recorded during the year ended December 31, 2005, thereby causing a greater increase in operating income. There was a decrease in ANI service revenue of $1,139,996 for the year ended December 31, 2005. As expected, pay-per-view buy revenue decreased $315,190 for the year ended December 31, 2005, and feature and data link revenue decreased $772,051 for the year ended December 31, 2005. These decreases were partially due to Adelphia Communications ("Adelphia") canceling TelVue's ANI service on July 1, 2004, because they began processing their ANI orders internally. TelVue served 1.5 million Adelphia subscribers, and Adelphia contributed approximately 25% or $1.1 million annually, to TelVue's ANI service revenue. The Adelphia cancellation on July 1, 2004 accounts for a decrease of $532,833 in service revenue for the year ended December 31, 2005. In addition to the Adelphia cancellation on July 1, 2004, TelVue also experienced a reduction in the number of subscribers served during the year ended December 31, 2005 (as discussed below). The decrease in pay-per-view buy revenue was also due in part to a continuing reduction in the average annual buy rate from 4.0% for the year ended December 31, 2004 to 2.5% for the year ended December 31, 2005. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

	As of December 31, 2005, TelVue was serving approximately 5.1 million full-time cable subscribers compared to approximately 17.3 million full-time cable and satellite subscribers served as of December 31, 2004.
During September 2005, Dish Network performed the final transition of its movie traffic onto its internal network. Therefore, as of December 31, 2005, TelVue is no longer serving the 11.2 million Dish Network satellite subscribers. Dish Network had informed TelVue in 2003 of its plans to process its ANI orders internally and had been slowly transitioning its ANI ordering onto its internal network. Dish Network contributed approximately $260,000 in annual sales. TelVue will realize a savings in ANI services cost of revenues of approximately $60,000 annually. TelVue continues to provide speech recording services to Dish Network which generates approximately $60,000 to $90,000 in annual revenue. In addition, during the year ended December 31, 2005, approximately 1.8 million cable subscribers cancelled the ANI service and only 16,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using
TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in revenue and net income for its ANI segment.

	ANI cost of revenues decreased $497,078 for the year ended December 31, 2005, when compared to the same period of 2004. This decrease was partially due to a reduction in trunk and data link expenses of $284,031 for the year ended December 31, 2005, as a result of serving fewer subscribers. There was also a reduction in technical payroll and payroll taxes and benefits of $140,361 for the year ended December 31, 2005, as a result of allocating more of the technician's payroll and benefits to the TVTN segment. Selling expenses related to the ANI service decreased $315,115 for the year ended December 31, 2005, mainly as a result of moving marketing and sales personnel to the TVTN segment as well as allocating the January 1, 2005 appointed President and CEO's payroll and expenses to general and administrative expenses. ANI segment general and administrative expenses decreased $386,263 for the year ended December 31, 2005, partially as a result of allocating rent, overhead expenses, and payroll to the TVTN segment during the period July 1, 2005 through December 31, 2005. In addition, included in the general and administrative expenses for the year ended December 31, 2004 is accrued payroll of $100,000 related to the December 31, 2004 retirement of TelVue's President and CEO. No such expense was incurred or recorded in the year ended December 31, 2005.

	The TVTN service had an operating loss of $1,740,262 for the year ended December 31, 2005, compared to an operating loss of $297,010 for the year ended December 31, 2004. TVTN service revenue was $140,802 for the year ended December 31, 2005, compared to $42,000 for the year ended December 31, 2004. Cost of revenues for the TVTN service increased $278,109 for the year ended December 31, 2005, mainly as a result of payroll for additional production and design personnel. Selling expenses related to the TVTN service increased $717,607 for the year ended December 31, 2005, when compared to the same period of 2004. The increase is predominately a result of additional sales personnel hired to aggressively market and sell the TVTN service as well as travel expenses related to sales. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts increase. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue began offering in January 2005 a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of December 31, 2005, TVTN had contracts to provide TVTN service to 43 towns/schools/retirement communities and 31 contracts from sponsors to fund
the town's channel.   TelVue is marketing the TVTN service nationally with
a primary focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to one customer in California and one in Virginia; the remainder are in the New Jersey, Pennsylvania and Delaware areas. TVTN general and administrative expenses increased $467,535 for the year ended December 31, 2005. This is primarily a result of allocating a larger portion, approximately 80%, of rent and other operational expenses to the TVTN segment beginning July 1, 2005. Included in the TVTN expenses for the year ended December 31, 2004, was a consulting fee of $50,000 paid to The Heller Group, a firm who was engaged to develop a business strategy for the TVTN product and service (see Note 13 of TelVue's accompanying financial statements). No such expense was incurred during the year ended December 31, 2005.

	There was a loss from discontinued operations before income tax benefit from the Source segment of $5,173 and $438,536 for the years ended December 31, 2005 and 2004, respectively. Included in the net loss for the year ended December 31, 2004, was a goodwill impairment charge of $350,000 (see Note 5 to TelVue's accompanying financial statements). There was a provision for income tax benefit related to the Source discontinued segment of $0 and $214,139 for the year ended December 31, 2005 and 2004, respectively.

	TelVue had a net loss of $1,273,237 and $810,329 for the year ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, TelVue recorded valuation allowances of $1,203,644 and $660,531 respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $2,900,000 on a tax-reporting basis as of December 31, 2005 (see Note 11 of TelVue's accompanying financial statements).

	During the year ended December 31, 2005, TelVue purchased $492,929 of equipment compared to $191,548 purchased during the year ended December 31, 2004. The majority of the equipment purchased during the year ended
December 31, 2005 and 2004, was for custom programming and equipment related to the TVTN service. Depreciation and amortization expense increased $55,856 for the year ended December 31, 2005, as a result of the purchases. Depreciation and amortization accounted for 7% and 6% of total operating expenses for the year ended December 31, 2005 and 2004, respectively.

	As of December 31, 2005, TelVue maintained a bad debt reserve in the amount of $80,875. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002. It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue's days for sales in average accounts receivable, not including the outstanding Adelphia balances, was 51 days at December 31, 2005, compared to 64 days at December 31, 2004. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $783,677 for the year ended December 31, 2005, compared to positive cash flow of $575,324 for the year ended December 31 2004. The decrease in cash flow over 2004 was primarily due to a reduction in ANI Service revenue and an increase in TVTN expenses (as described above).

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

	In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the independent members of the Board of Directors of TelVue and Mr. Lenfest, extended the maturity date of the non-interest bearing Science Note in the principal amount of $541,000 to January 1, 2011(see TelVue's Forms 8-K and 8-K/A dated June 16, 2005 filed with the SEC).

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

	On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note") with Mr. Lenfest. The Note was secured to provide funding to grow the TVTN service. Under the terms of the Note, TelVue may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Note may be declared immediately due and payable. The Note is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed. TelVue's first borrowing under the terms of the Note was on November 23, 2005 for $200,000. The outstanding borrowings under the Note as of December 31, 2005 were $200,000.

	On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock. Each share of Preferred Stock was convertible into 6.667 shares of common stock. The conversion of the Preferred Stock to common stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit. As a result of the conversion, TelVue issued 23,459,133 shares of Common stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the common stock of TelVue, after the cancellation of the Warrants to purchase common stock described below, was approximately 76 percent as of December 31, 2005. The Preferred Stock was eliminated and is included as 23,459,133 shares of common stock in the stockholders' equity section of the balance sheet as of December 31, 2005.

	The Preferred Stock had a par value of $1 per share and provided for a cumulative six percent (6%) semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at TelVue's option. TelVue had accrued dividends on the Preferred Stock since the beginning of 1998, but no dividends had been paid. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock. Therefore, $3,061,269 of accrued dividends was reversed and is included in stockholders' equity as a decrease to TelVue's accumulated deficit at December 31, 2005.

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

	TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI Service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain a reasonable subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the year ended December 31, 2005, TelVue added 16,000 subscribers to its service but had 13 million subscribers cancel service. The cable operators cancelled the ANI Service primarily as a result of moving their subscribers onto two-way digital service. Dish Network cancelled the TelVue ANI service as a result of moving its satellite subscribers onto its internal network for ANI order processing.

	In anticipation of utilizing its cash balances in 2005 to fund the TVTN service, TelVue secured financing from Mr. Lenfest in the form of the Note described above. The Note will help to fund the growth of the TVTN service as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the new TVTN service to government officials and the cable industry. However, there can be no assurance that its marketing efforts will be successful.


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

ITEM 8B.    OTHER INFORMATION

	Effective January 1, 2006, the salary of Joseph M. Murphy, TelVue's President and Chief Executive Officer, was increased to $190,000, and the salary of Randy Gilson, TelVue's Vice President of Technical Services, was increased to $120,106. Further details of each officer's compensation are set forth on Exhibit 10.16 to this annual report on Form 10-KSB and incorporated herein by reference.

					PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2006 Annual Meeting of Shareholders that will be filed not later than April 30, 2006.

ITEM 10.    EXECUTIVE COMPENSATION

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2006 Annual Meeting of Shareholders that will be filed not later than April 30, 2006.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2006 Annual Meeting of Shareholders that will be filed not later than April 30, 2006.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	At December 31, 2005, TelVue was indebted to Mr. Lenfest in the principal amount of $741,000.

	Other related transactions are described in Notes 3, 6, 7, 9 and 13 of the 2005 Financial Statements of TelVue.


ITEM 13.    EXHIBITS AND FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm dated March
	10, 2006.

	Balance Sheets as of December 31, 2005 and 2004.

	Statements of Operations for the years ended December 31, 2005 and 2004.

	Statements of Stockholders' Deficit for the years ended December 31, 2005 and 2004.

	Statements of Cash Flows for the years ended December 31, 2005 and 2004.

	Notes to Financial Statements.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
TelVue Corporation

We have audited the accompanying balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 10, 2006


TelVue Corporation
Balance Sheets
December 31, 2005 and 2004

  ASSETS                                                 2005         2004
                                                         ----         ----
  CURRENT ASSETS
    Cash and cash equivalents                      $   174,464    $1,206,219
    Accounts receivable - trade, net of
      allowance for doubtful accounts of
      $80,875 in 2005 and $82,701 in 2004              303,355       483,045
    Other receivable                                    10,900             -
    Prepaid expenses                                    40,633        30,327

    Current assets from discontinued
      operations                                             -        48,572
                                                    ----------     ---------
  TOTAL CURRENT ASSETS                                 529,352     1,768,163

  PROPERTY AND EQUIPMENT                             5,713,180     5,719,740
    Less accumulated depreciation                    5,135,604     5,405,245
                                                    ----------     ---------
                                                       577,576       314,495
  OTHER ASSETS
    Other assets                                        8,800          8,800
                                                   ----------     ----------
                                                   $1,115,728     $2,091,458
                                                   ==========      =========
See accompanying notes.

TelVue Corporation
Balance Sheets (continued)
December 31, 2005 and 2004


  LIABILITIES AND STOCKHOLDERS' DEFICIT                 2005          2004
                                                        ----          ----
  CURRENT LIABILITIES
    Note payable - majority stockholder - current  $        -     $  541,000
    Accounts payable                                  130,716        101,958
    Accrued expenses                                  212,510        267,007
    Deferred service revenue                          129,484              -
    Accrued dividends payable                               -      2,955,708
    Current liabilities from discontinued
      operations                                            -          8,948
                                                   ----------     ----------
  TOTAL CURRENT LIABILITIES                           472,710      3,874,621

  LINE OF CREDIT - MAJORITY STOCKHOLDER               200,000              -


  NOTE PAYABLE - MAJORITY STOCKHOLDER, net
    of current portion                                541,000              -

  ACCRUED INTEREST - MAJORITY STOCKHOLDER               1,710              -

  REDEEMABLE CONVERTIBLE PREFERRED STOCK
   $1 par value, 6,900,000 shares authorized,
     3,518,694 shares, issued and outstanding,
     at December 31, 2004 (liquidation
     value $6,474,402)                                      -      3,518,694

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000 shares
      authorized, 48,336,407 and 24,857,274 shares
       issued and outstanding at December 31,
       2005 and 2004, respectively                    483,364        248,573
    Additional paid-in capital                      4,873,856      1,588,953
    Accumulated deficit                            (5,456,912)    (7,139,383)
                                                   ----------     ----------
                                                      (99,692)    (5,301,857)
                                                   ----------     ----------
                                                  $ 1,115,728    $ 2,091,458
                                                   ==========     ==========
See accompanying notes.

TelVue Corporation
Statements of Operations
Years Ended December 31, 2005 and 2004

                                                        2005          2004
                                                        ----          ----
REVENUES
   ANI services                                   $ 2,103,941    $ 3,243,937
   TVTN services                                      140,802         42,000
                                                   ----------     ----------
                                                    2,244,743      3,285,937
COST OF REVENUES
   ANI services                                       748,032      1,245,110
   TVTN services                                      379,107        100,998
                                                   ----------     ----------
                                                    1,127,139      1,346,108
                                                   ----------     ----------
GROSS PROFIT                                        1,117,604      1,939,829

OPERATING EXPENSES
   Selling and marketing                              983,053        580,561
   General and administrative                       1,187,866      1,106,594
   Depreciation                                       169,062        113,206
                                                   ----------     ----------
                                                    2,339,981      1,800,361
                                                   ----------     ----------
OPERATING INCOME (LOSS)                            (1,222,377)       139,468

 OTHER INCOME (EXPENSE)
   Interest expense - related party                    (1,710)             -
   Interest expense - other                                 -           (331)
   Interest income                                      7,409          6,651
   Loss on sale of equipment                          (51,386)             -
                                                   ----------     ----------
                                                      (45,687)         6,320
                                                   ----------     ----------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                     (1,268,064)       145,788

 INCOME TAX EXPENSE                                         -        731,720
                                                   ----------     ----------
LOSS FROM CONTINUING OPERATIONS                    (1,268,064)      (585,932)

 DISCONTINUED OPERATIONS
   Loss from operations of discontinued component,
     including goodwill impairment charges of
     $350,000 in 2004                                  (5,173)      (438,536)
   Provision for income tax benefit                         -        214,139
                                                   ----------     ----------
                                                       (5,173)      (224,397)
                                                   ----------     ----------
NET LOSS                                           (1,273,237)      (810,329)

DIVIDENDS ON REDEEMABLE CONVERTIBLE
   PREFERRED STOCK                                          -       (422,244)
                                                   ----------     ----------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS         $(1,273,237)   $(1,232,573)
                                                   ==========     ==========

BASIC NET LOSS PER COMMON SHARE:
   From continuing operations                     $     (0.04)   $     (0.04)
   From discontinued operations                             -          (0.01)
                                                   ----------     ----------
                                                  $     (0.04)   $     (0.05)
                                                   ==========     ==========

DILUTED NET LOSS PER COMMON SHARE:
   From continuing operations                     $     (0.04)   $     (0.04)
   From discontinued operations                             -          (0.01)
                                                   ----------     ----------
                                                  $     (0.04)   $     (0.05)
                                                   ==========     ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                       34,562,340     24,853,137
                                                   ==========     ==========
See accompanying notes.

TelVue Corporation
Statements of Stockholders' Deficit
Years Ended December 31, 2005 and 2004


                                      Additional                    Total
                              Common   Paid-In     Accumulated  Stockholders'
                              Stock    Capital      Deficit        Deficit
                            ------------------------------------------------
BALANCE, JANUARY 1, 2004   $ 248,473  $1,588,553  $(5,906,810)  $ (4,069,784)

Accrued dividends on
 redeemable convertible
 preferred stock                   -           -     (422,244)      (422,244)
Issuance of 10,000 shares
  of common stock                100         400            -            500
Net loss                           -           -     (810,329)      (810,329)
                             -------    --------    ---------      ---------

BALANCE, DECEMBER 31, 2004   248,573   1,588,953   (7,139,383)    (5,301,857)

Reversal of accrued
 dividends on redeemable
 convertible preferred
 stock                             -           -    2,955,708      2,955,708
Issuance of 23,479,133
 shares of common stock      234,791   3,284,903            -      3,519,694

Net loss                           -           -   (1,273,237)    (1,273,237)
                             -------    --------    ---------      ---------

BALANCE, DECEMBER 31, 2005 $ 483,364  $4,873,856  $(5,456,912)   $   (99,692)
                            ========   =========   ==========     ==========
See accompanying note


TelVue Corporation
Statements of Cash Flows
Years Ended December 31, 2005 and 2004

  CASH FLOWS FROM OPERATING ACTIVITIES                  2005       2004
                                                        ----       -----
    Net loss                                      $(1,273,237)  $(810,329)
    Loss from discontinued operations                   5,173     224,397
                                                     --------   ---------
    Loss from continuing operations                (1,268,064)   (585,932)
    Adjustments to reconcile loss from
      continuing operations to net cash provided
      (used in) operating activities:
      Depreciation                                    169,062     113,206
      Loss on sale of equipment                        51,386           -
      Deferred tax expense                                  -     731,720
    Changes in operating assets and liabilities:
      Accounts receivable - trade                     179,690     186,175
      Other receivable                                (10,900)          -
      Prepaid expenses                                (10,306)     14,276
      Accounts payable                                 28,758     (12,486)
      Accrued expenses                                (54,497)    128,365
      Accrued interest - majority stockholder           1,710           -
      Deferred service revenue                        129,484           -
                                                     --------   ---------
                    NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES             (783,677)    575,324

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceed from sales of equipment                     9,400           -
    Purchases of property and equipment              (492,929)   (191,548)
    Discontinued operations                            34,451      18,520
                                                     --------   ---------
                    NET CASH (USED IN)
                    INVESTING ACTIVITIES             (449,078)   (173,028)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit -
      majority stockholder                            200,000           -
    Debt reduction - notes payable - other                  -     (39,178)
    Issuance of common stock                            1,000         500
                                                     --------   ---------
                    NET CASH (USED IN)
                    FINANCING ACTIVITIES              201,000     (38,678)
                                                    ---------   ---------
                    NET INCREASE (DECREASE) IN
                    CASH AND CASH EQUIVALENTS      (1,031,755)    363,618

                    CASH AND CASH EQUIVALENTS AT
                    BEGINNING OF YEAR               1,206,219     842,601
                                                    ---------   ---------
                    CASH AND CASH EQUIVALENTS
                    AT END OF YEAR                 $  174,464  $1,206,219
                                                    =========   =========
See accompanying notes.


TelVue Corporation
Notes to Financial Statements
December 31, 2005 and 2004

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

Business Activity and Concentration of Credit Risk

The Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification telecommunications services ("ANI service") to the cable television industry throughout the United States for the automated ordering of pay-per-view features and events. The Company grants credit to cable television operators throughout the nation. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry. The other business segment is a system for displaying a fully automated television station-like display on a cable system access channel using computer based digital technology ("TVTN service").

The Company maintains cash balances at a financial institution located in the Philadelphia area. Accounts at this institution are insured by the Bank Insurance Fund up to $100,000. The Company maintains cash balances in excess of the insured amount.

During 2005, two customers accounted for 60% of sales from continuing
operations and accounted for   33% of receivables in continuing operations
at December 31, 2005. During 2004, three customers accounted for 72% of sales from continuing operations and accounted for 56% of receivables in continuing operations at December 31, 2004.

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

Customer installation costs incurred to provide the TVTN service are capitalized and depreciated over the term of the contract, which is typically three (3) years.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment and definite-lived intangible assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2005, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

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

Revenue Recognition

The Company recognizes ANI service revenues in the month service is provided, net of an estimate for programs not billable by the cable television operator. The Company recognizes TVTN service revenues in the month the service is provided. Amounts billed for start-up are deferred and recognized on the straight-line basis over the term of the contract.

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

Reclassification

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

NOTE 2 - DISCONTINUED OPERATIONS

During 2004, the Company discontinued the business segment that functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. The balance sheet details of assets and liabilities from discontinued operations at December 31, 2005 and 2004 is as follows:
                                                  2005         2004
                                                  ----         ----
 Current assets
    Accounts receivable - trade               $      -     $  48,572
                                               =======      ========
 Current liabilities
    Accrued expenses                          $      -     $   8,948
                                               =======      ========

The summarized results of discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

                                                  2005           2004
                                                  ----           ----

 Revenues                                    $      (503)  $ 1,123,628

 Cost of revenues                                  1,260       940,596
                                              ----------      ---------
                                                  (1,763)      183,032
 Operating expenses
    Selling, general and administrative            3,410       240,426
    Goodwill impairment charge                         -       350,000
    Depreciation and amortization                      -        33,516
                                              ----------      ---------
                                                   3,410       623,942
                                              ----------      ---------
Operating loss                                    (5,173)     (440,910)
 Other income                                          -         2,374
Loss from discontinued operations before      ----------    ----------
 income taxes                                 $   (5,173)   $ (438,536)
                                              ==========     =========


NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  2005           2004
                                                  ----           ----
Cash paid (refunded) during the year:
  Income taxes                               $         -    $  (20,482)
                                              ==========     =========
  Interest - related party                   $         -    $        -
  Interest - other                                     -            331
                                              ----------      ---------
  Interest - continuing operations                     -            331
  Interest - discontinued operations                   -             11
                                              ----------      ---------
                                             $         -    $       342
                                              ==========      =========

Noncash Investing and Financing Transactions

The Company accrued dividends on its redeemable convertible preferred stock of $422,244 in 2004.


NOTE 4 - PROPERTY AND EQUIPMENT

A schedule of property and equipment of continuing operations at December 31, 2005 and 2004, is as follows:

                                                              Estimated
                                                             Useful Lives
                                       2005        2004       in Years
                                  ------------------------------------------

  Operating equipment              $5,354,097    $5,302,196       3-5
  Office furniture and equipment      291,592       350,053       3-5
  Leasehold improvements               46,089        46,089        5
  Vehicle                              21,402        21,402        5
                                   ----------    ----------
                                   $5,713,180    $5,719,740
                                   ==========    ==========

NOTE 5 - GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but instead is assessed for impairment at least annually. During 2004, the Company performed its annual fair value assessment and determined that an impairment charge of $350,000 was necessary to reduce the carrying value of goodwill to its implied fair value. This charge is included in Discontinued Operations in the accompanying Statements of Operations.

NOTE 6 - LINE OF CREDIT - MAJORITY STOCKHOLDER

In April 2005, the Company entered into line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $3.8 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2005 was 8.25%. Accrued interest is due at maturity. The line is unsecured and will mature in November 2011. As of December 31, 2005, the amount outstanding under this line of credit was $200,000.

NOTE 7 - NOTE PAYABLE - MAJORITY STOCKHOLDER

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The majority stockholder has extended the maturity date to January 1, 2011.

NOTE 8 - LEASE COMMITMENTS

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2005:

       Year Ending December 31,
              2006                     $ 49,120
                                       ========

Rental expense under the operating lease for office facilities amounted to $139,580 and $138,027 for the years ended December 31, 2005 and 2004, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount incurred in 2005.

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

In November 1989, the Company issued 12,896,968 shares of common stock for $1,250,000 to an individual who effectively acquired control of the Company. In January 1995, this individual acquired an additional 1,660,485 shares of common stock of the Company from SDC. In August 2005, this individual converted all of his 3,518,694 shares of Class A Redeemable Convertible Preferred Stock into 23,459,133 shares of common stock.

Redeemable Convertible Preferred Stock

In April 1990, the Company issued 1,250,000 shares of Class A Redeemable Convertible Preferred Stock ("Preferred Stock") for $1,250,000. The Preferred Stock had a par value of $1 per share and paid a cumulative $.06 semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at the option of the Company. The Company had accrued dividends on the Preferred Stock, but no dividends had been paid. In June 2005, the stockholder agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock. Each share of Preferred Stock was convertible into 6.667 shares of common stock at any time, at the option of the holder. The Preferred Stock had a preference of $1 per share plus unpaid dividends in the event of liquidation. The Company may have redeemed the Preferred Stock at any time for $2 per share. The stockholder of the Preferred Stock is the majority stockholder. The majority stockholder can designate all of the Company's directors and, therefore, could have influenced the Company's willingness to cause redemption of the Preferred Stock. As a result, the Preferred Stock had been classified outside of the stockholders' deficit section of the accompanying balance sheets. In August 2005, the majority stockholder converted all of his 3,518,694 shares of Class A Redeemable Convertible Preferred Stock into 23,459,133 shares of common stock.

Common Stock Warrants

In connection with a prior line of credit, the Company agreed to issue warrants to the majority stockholder to purchase 29,915,160 shares of the Company's common stock for $.01 per share, the fair market value of the common stock on the grant date. The warrants provided for adjustments of the exercise price and the number of shares issuable thereunder in the event that the Company issues additional shares of common stock and other events as defined in the warrant agreement. The warrant holder was entitled, at the Company's expense, to certain registration rights under the Securities Act of 1933 in connection with any shares of the Company's common stock issued pursuant to the exercise of the warrants. In June 2005, the Company and the majority stockholder agreed to terminate the warrants.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles amounts reported in the financial statements for the year ended December 31, 2004:
                                       Year Ended December 31, 2004
                                  -------------------------------------
                                     Income        Shares           Per
                                                                   Share
                                   (Numerator)  (Denominator)      Amount
 Net (loss) from continuing
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

                                                    Options Outstanding
                                                ---------------------------
                                                               Weighted
                                                               Average
                                                 Options    Exercise Price
                                                ---------  ----------------
  Balance, December 31, 2003                      942,917       $ .078
  Granted and assumed                             770,000
  Forfeited                                       (86,250)
                                                ---------
  Balance, December 31, 2004                    1,626,667       $ .048
  Granted and assumed                             290,000
  Forfeited                                       (50,000)
                                                ---------
  Balance, December 31, 2004                    1,866,667       $ .045
                                                =========

There was no significant difference between the amount of compensation recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2005:
                                             Weighted
                                              Average
                                             Remaining
                Exercise      Options       Contractual        Options
                 Price      Outstanding     Life (Years)     Exercisable
              ----------------------------------------------------------
                $.025        720,000           3.5             720,000
                $.030        160,000           3.5                   -
                $.040        130,000           3.5             130,000
                $.045         20,000           3.5              20,000
                $.07         836,667           3.5             836,667
                           ---------                         ---------
Total                      1,866,667                         1,706,667
                           =========                         =========
Weighted Average
Exercise Price               $  .045                           $  .047
                             =======                            ======

NOTE 11 - CORPORATE INCOME TAXES

The provisions for income tax expense (benefit) from continuing operations consist of the following components:

  Current                                             2005           2004
                                                      ----          -----
    Federal                                         $     -      $      -
    State                                                 -         5,700
                                                    -------       -------
                                                          -         5,700
  Deferred
    Federal                                        (425,686)       59,690
    State                                          (117,427)        5,799
                                                    -------       -------
                                                   (543,113)       65,489
    Valuation allowance increase                    543,113       660,531
                                                    -------       -------
                                                          -       726,020
                                                    -------       -------
                                                   $      -      $731,720
                                                    =======       =======


The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                       Federal                 State
                                   2005       2004       2005       2004
                               ------------------------------------------

Deferred Tax Assets:

  Allowance for bad debts     $   24,827   $  25,482   $  7,554  $   7,753
  Net operating loss
   Carryforward                  988,209     564,316    211,547     94,665
                                --------    --------   --------   --------

Gross Deferred Tax Asset       1,013,036     589,798    219,101    102,418

Deferred Tax Liabilities:
  Property and equipment,
   principally due to
   differences in depreciation   (21,846)    (24,294)    (6,647)    (7,392)
                                --------    --------   --------   --------
Net Deferred Tax Asset Before
  Valuation Allowance            991,190     565,504    212,454     95,026
  Valuation allowance           (991,190)   (565,504)  (212,454)   (95,026)
                                --------    --------   --------   --------
Net Deferred Tax Asset         $       -   $       -   $      -   $      -
                                ========    ========    =======    =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2005 and 2004. Inherent uncertainty regarding the creation and development of a market for the Company's developing TVTN (TelVue Virtual Television Networks) product and service has prevented the Company from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2005 and 2004.

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $2,900,000 on a tax-reporting basis. The carryforward will begin to expire in 2010, if not utilized.

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                      2005          2004
                                                      ----          ----

   Federal income tax at statutory rates          $(431,141)     $ 49,568
   State income tax, net of federal benefit        (117,242)        7,589
   Valuation allowance                              543,114       660,531
   Other                                              5,269        14,032
                                                   --------      --------
                                                   $      -      $731,720
                                                   ========      ========

NOTE 12 - PENSION PLAN

The Company maintains a Salary Reduction Simplified Employee Pension ("SARSEP") plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees are eligible to participate if they are at least 21 years old and have been employed by the Company for at least 90 days. Under the plan, employees may elect to defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company matched fifty percent (50%) of 2005 and 2004 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2005 and 2004 amounted to $14,576 and $24,077, respectively, in its continuing operations.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has an unsecured line of credit and note payable to the majority stockholder. (See Notes 6 and 7).

During 2005, Stanley Greene, a stockholder, served as a consultant to TelVue through S.H. Greene Associates, LLC to provide business advice for the TVTN product and service. TelVue paid S.H. Greene Associates, LLC $125,356 for its services during 2005.

During 2004, Neil Heller, a former Director of TelVue who resigned on September 10, 2004, served as a consultant to TelVue through The Heller Group to provide a business analysis for the TVTN product and service. TelVue paid The Heller Group $50,000 for its services which were completed in the first quarter of 2004.

NOTE 14 - SEGMENT INFORMATION

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other business segment is a system for displaying a fully automated television station-like display on a cable access channel using computer based digital technology ("TVTN"). The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Summarized financial information from continuing operations by reporting segment as of and for each of the years ended December 31, 2005 and 2004, is as follows:
                                       ANI         TVTN
Year Ended December 31, 2005         Services    Services       TOTAL
                                  ------------------------------------------

  Revenues                         $2,103,941    $  140,802   $2,244,743
  Depreciation and amortization        68,220       100,842      169,062
  Operating income (loss)             517,883    (1,740,260)  (1,222,377)
  Assets                              474,123       641,605    1,115,728
  Capital expenditures                 20,416       472,513      492,929

Year Ended December 31, 2004

  Revenues                         $3,243,937    $   42,000   $3,285,937
  Depreciation and amortization        88,598        24,608      113,206
  Operating income (loss)             436,478      (297,010)     139,468
  Assets                            1,913,846       177,612    2,091,458
  Capital expenditures                 13,936       177,612      191,548


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
	by reference to the September 30, 1990 Form 10-Q, File No. 000-7170).

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

11.	Statement re:  Computation of Per Share Earnings (see TelVue's
	December 31, 2005 Financial Statements included herein).

23.	Consent of Pressman Ciocca Smith LLP, Independent Registered Public
	Accounting Firm (see TelVue's December 31, 2005 financial statements included herein).

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


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2006 Annual Meeting of Shareholders that will be filed not later than April 30, 2006.


					SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					TELVUE CORPORATION


DATED:  3/27/06           By: /s/Joseph M. Murphy
                              -------------------------------------
                              Joseph M. Murphy
                              President and Chief Executive Officer


DATED:  3/27/06           By: /s/Irene A. DeZwaan
                              ----------------------------------
                              Irene A. DeZwaan
                              Treasurer-Controller


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                          TITLE                   DATE

/s/HF Lenfest                                               3/27/06
--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Joseph Murphy                    Director                3/27/06
--------------------------------
Joseph Murphy

/s/Frank Carcione                   Director                3/27/06
--------------------------------
Frank Carcione

/s/Joy Tartar                       Director                3/27/06
--------------------------------
Joy Tartar

/s/Robert Lawrence                  Director                3/27/06
--------------------------------
Robert Lawrence


						EXHIBIT INDEX

10.16	Summary of Executive Compensation

23.	Consent of Pressman Ciocca Smith LLP, Independent Registered Public
	Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
	Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(included herein).

31.2	Certification of Controller pursuant to 18 U.S.C. Section 1350 as
	adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
	Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(included herein).

32.2	Certification of Controller pursuant to 18 U.S.C. Section 1350 as
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

EXHIBIT 10.16

			SUMMARY OF EXECUTIVE COMPENSATION

Joseph M. Murphy, President and Chief Executive Officer is employed on an at-will basis and is paid an annual salary of $190,000 and an annual car allowance of $5,400. Mr. Murphy also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Murphy, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

Randy Gilson, Vice President of Technical Services is employed on an at-will basis and is paid an annual salary of $120,105 and an annual car allowance of $4,800. Mr. Gilson also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Gilson, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

EXHIBIT 23

		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
TelVue Corporation:

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated March 10, 2006 relating to the balance sheets of TelVue Corporation as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2005 annual report on Form 10-KSB of TelVue Corporation.

/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 24, 2006


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


DATED:  3/27/06           By: /s/Joseph M. Murphy
                              -------------------------------------
                              Joseph M. Murphy
                              President and Chief Executive Officer


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


DATED:  3/27/06           By: /s/Irene A. DeZwaan
                              ----------------------------------
                              Irene A. DeZwaan
                              Treasurer-Controller

EXHIBIT 32.1

                    TELVUE CORPORATION
                 CERTIFICATION PURSUANT TO
                   18 U.S.C. sec. 1350,
                  AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATED:  3/27/06           By: /s/Joseph M. Murphy
                              -------------------------------------
                              Joseph M. Murphy
                              President and Chief Executive Officer


EXHIBIT 32.2

                    TELVUE CORPORATION
                 CERTIFICATION PURSUANT TO
                   18 U.S.C. sec. 1350,
                  AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Treasurer and Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DATED:  3/27/06           By: /s/Irene A. DeZwaan
                              ----------------------------------
                              Irene A. DeZwaan
                              Treasurer-Controller