Form 10QSB
period 2006-03-31
TELVUE CORP
filed 2006-05-11
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 16


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ------   ------

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act) Yes       No  X
                                      ------   ------

Number of shares of registrant's common stock outstanding as of May 1, 2006:
48,336,407 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ------   ------
This report includes a total of 20 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of March 31, 2006
          (unaudited) and as of December 31, 2005

          Statements of Operations for the three
          months ended March 31, 2006 (unaudited)
          and March 31, 2005 (unaudited)

          Statements of Cash Flows for the three
          months ended March 31, 2006 (unaudited)
          and March 31, 2005 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 March 31,     December 31,
                                                   2006            2005
                                               -------------   -----------

ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $   293,306     $  174,464
  Accounts receivable - trade, net of allowance
   of $81,103 at March 31, 2006 and
   $80,875 at December 31, 2005                     325,933        303,355
  Other receivables   	                                171         10,900
  Prepaid expenses                                  132,564         40,633
                                                -----------     ----------
     TOTAL CURRENT ASSETS                           751,974        529,352

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,871,490      5,713,180
  Less accumulated depreciation                   5,184,198      5,135,604
                                                -----------     ----------
                                                    687,292        577,576

OTHER ASSETS                                          8,800          8,800

                                                 ----------     ----------
                                                 $1,448,066     $1,115,728
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                       $  141,082     $  130,716
  Accrued expenses                                  262,894        212,510
  Deferred service revenue                          138,658        129,484
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                      542,634        472,710

LINE OF CREDIT - MAJORITY STOCKHOLDER               800,000        200,000

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER              11,309          1,710

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
 shares authorized, 48,336,407 shares issued
 and outstanding at March 31, 2006
 and December 31, 2005                              483,364        483,364
 Additional paid-in capital                       4,873,856      4,873,856
 Accumulated deficit                             (5,804,097)    (5,456,912)
                                                 -----------    -----------
                                                   (446,877)       (99,692)
                                                 -----------    -----------
                                                 $1,448,066     $1,115,728
                                                 ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                              ----------------------------
                                                    2006            2005
                                                    ----            ----

REVENUES
  ANI service                                  $   391,605     $   602,677
  TVTN service                                     100,524          15,000
                                               -----------     -----------
                                                   492,129         617,677
COST OF REVENUES
  ANI service                                      109,112         241,172
  TVTN service                                     126,126          67,478
                                               -----------     -----------
TOTAL COST OF REVENUES                             235,238         308,650
                                               -----------     -----------
GROSS MARGIN                                       256,891         309,027

OPERATING EXPENSES
  Selling and marketing                            268,502         201,762
  General and administrative                       277,788         289,611
  Depreciation & amortization                       48,594          32,695
                                               -----------     -----------
                                                   594,884         524,068
                                               -----------     -----------
OPERATING LOSS                                    (337,993)       (215,041)

OTHER INCOME (EXPENSE)
  Interest income                                      407           2,811
  Interest expense                                  (9,599)            -
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                        (9,192)          2,811

LOSS FROM CONTINUING OPERATIONS                   (347,185)       (212,230)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                           -              (429)
                                                 ----------     ----------
NET LOSS                                          (347,185)       (212,659)

DIVIDENDS ON REDEEMABLE
  CONVERTIBLE PREFERRED STOCK                         -           (105,561)
                                                -----------    ------------
NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS                           $ (347,185)    $  (318,220)
                                                ===========    ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)          $(.01)
  FROM DISCONTINUED OPERATIONS                         .00             .00
                                                     ------          ------
    TOTAL                                            $(.01)          ($.01)
                                                     ======          ======
DILUTED NET INCOME (LOSS) PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)          $(.01)
  FROM DISCONTINUED OPERATIONS                         .00             .00
                                                     ------          ------
    TOTAL                                            $(.01)          $(.01)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC                                         48,336,407      24,857,274
                                                 ==========      ==========
   DILUTED                                       48,336,407      24,857,274
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     2006            2005
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $  (347,185)     $(212,659)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation & amortization                       48,594         32,695
Changes in assets and liabilities:
  Decrease (increase) in -
   Accounts receivable - trade                      (22,578)       112,112
   Other receivables                                 10,729            -
   Prepaid expenses                                 (91,931)       (46,262)
  Increase (decrease) in -
   Accounts payable - trade                          10,366        (46,067)
   Accrued expenses                                  50,384       (101,057)
   Deferred service revenue                           9,174            -
   Accrued interest - majority stockholder            9,599            -
                                                   ---------      --------
    NET CASH USED BY OPERATING ACTIVITIES          (322,848)      (261,238)
                                                   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (158,310)       (85,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder                                     600,000            -
                                                   ---------       --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   118,842       (346,788)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                174,464      1,206,219
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  293,306     $  859,431
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

                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

2. DISCONTINUED OPERATIONS:
    ------------------------

In the second quarter of 2004, the Company made a decision to discontinue the business segment that operated under the name, Source Communications Group ("Source"). Source functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. This decision was made as a result of the ongoing losses produced by the Source segment and the amount of time and resources required to run the segment.
The Company is using its time and resources to focus on growing its TVTN business (see Part I, Item 2,of this report, "Management's Discussion and Analysis or Plan of Operation").

The results for the Source segment have been classified as discontinued operations for all periods presented in the Statements of Operations. Cash flows related to discontinued operations have not been segregated in the Statement of Cash Flows.

No assets and liabilities from discontinued operations exist at March 31, 2006 or December 31, 2005. During the three months ended March 31, 2005 there was $429 in selling, administrative and depreciation expenses related to discontinued operations compared to $0 for the three months ended March 31, 2006.

3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

No income tax expense or interest expense was paid during either the three months ended March 31, 2006 or 2005.

Non-cash Investing and Financing Transactions
---------------------------------------------
The Company accrued dividends on its redeemable convertible preferred stock held by Mr. H.F. Lenfest of $105,561 during the three months ended March 31, 2005. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the redeemable convertible Preferred Stock. Therefore $3,061,269 of accrued dividends was reversed and included in stockholders' equity as a decrease to the Company's accumulated deficit.

4  EARNINGS PER COMMON SHARE:
   --------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2006 and 2005, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

The following is reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2006 and 2005.


                                                      Average
                                                       Shares     Earnings
                                        Amount       Outstanding  Per Share
                                      ------------   -----------  --------
2006
Loss from continuing operations       $ (347,185)    48,336,407     $(.01)
                                      ==========     ==========    =======

2005
Loss from continuing operations,
 plus dividends on preferred stock    $ (317,791)    24,857,274     $(.01)
                                      ==========     ==========    =======

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

The provisions for income tax benefit from continuing operations for the three months ended March 31, 2006 and 2005 consist of the following components:

                                                  2006               2005
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                         118,206            72,159
 State                                            32,598            19,896
                                               ----------        ----------
                                                 150,804            92,055
Valuation allowance increase                    (150,804)          (92,055)
                                               ----------        ----------
                                                     -                -
                                               ----------        ----------
                                               $     -           $    -
                                               ==========        ==========

TelVue recorded an increase in valuation allowance of $150,804 and $92,055 at March 31, 2006 and 2005, respectively, to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $3,250,000 on a tax-reporting basis as of March 31, 2006. The carry forward will begin to expire in 2010, if not utilized.

6.  NOTES PAYABLE AND LINE OF CREDIT - MAJORITY STOCKHOLDER
    ------------------------------------------------------

Note Payable - Majority Stockholder
-----------------------------------
On June 16, 2005, members of the Board of Directors of the Company and Mr. Lenfest, a director and the majority stockholder of the Company, extended the maturity date of a promissory note in the principal amount of $541,000 issued by the Company and currently held by Mr. Lenfest (the "Science Note") to January 1, 2011. The Science Note was originally issued by the Company to Science Dynamics Corporation ("Science") and was payable December 31, 1996. In January 1995, Mr. Lenfest purchased the Science Note from Science, and since then the maturity date had been extended by the Company and Mr. Lenfest on a yearly basis. The Science Note is non-interest bearing.

Line of Credit - Majority Stockholder
-------------------------------------
On April 27, 2005, TelVue entered into a Line of Credit Note with Mr.
Lenfest (the "Note"). Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. The line of credit is unsecured and will expire six years from the date of the first advance under the Note, which was November 23, 2005, unless extended or renewed. As of March 31, 2006, $800,000 in borrowings has been made under the line of credit with accrued interest of $11,309.

7.  CAPITAL STOCK:
      -------------

Redeemable Convertible Preferred Stock
--------------------------------------
On June 16, 2005, Mr. Lenfest, the holder of all of the Company's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed the Company of his intent to convert all of his 3,518,694 shares of Preferred Stock into the Company's common stock, $0.01 par value (the "Common Stock"). Each share of Preferred Stock was convertible into
6.667 shares of Common Stock. Prior to June 16, 2005, the $3,518,694 reflected on the Company's balance sheet as Preferred Stock had been classified outside of stockholders' deficit because Mr. Lenfest, as the majority stockholder, could designate all of the Company's directors and, therefore, could influence the Company's willingness to cause redemption of the Preferred Stock. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit, and, as a result of the conversion, the Company issued, 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of the Company, after the cancellation of the Common Stock Warrants described below, was approximately 78.7 percent at March 31, 2006.

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

Common Stock Warrants
---------------------
On June 16, 2005, members of the Board of Directors of the Company and Mr. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and the Company. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of the Company's Common Stock for $.01 per
share, the fair market value of the Common Stock on the grant date.   The
Warrant Agreement was entered into on March 15, 1991, in connection with a prior line of credit to the Company provided by Mr. Lenfest.

8.  RELATED PARTY TRANSACTIONS
    --------------------------

See Notes 6 and 7, included herein, for information of related party transactions between TelVue and its majority stockholder.

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

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2006 and 2005, is as follows:

Three months ended March 31, 2006         ANI          TVTN         Total
---------------------------------      ----------  -----------   ----------
Revenues                               $  391,605  $  100,524    $  492,129
Operating income (loss)                   189,058    (527,051)     (337,993)
Interest expense                              -         9,599         9,599
Income (loss)from continuing
  operations                              189,058    (536,243)     (347,185)
Capital expenditures                          -       158,310       158,310


Three months ended March 31, 2005         ANI           TVTN        Total
---------------------------------      ----------   ----------   ----------
Revenues                               $  602,677   $   15,000   $  617,677
Operating income (loss)                    57,659     (272,700)     215,041
Income (loss) from continuing
  operations                               60,470     (272,700)     212,230
Capital expenditures                        8,962       76,588       85,550

10. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company provided ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. Pre-bankruptcy outstanding accounts receivable from Adelphia of $157,210 are due to the Company. During the fourth quarter of 2002, the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. It is not known when the Company will receive payment for the Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. The 50% bad debt reserve is management's estimate of the potentially uncollectible portion. Billings subsequent to the bankruptcy filing date were payable under the Company's normal terms of net 20 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

    TelVue operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service"). The other segment is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology (the "TVTN service"). TelVue previously operated a business segment under the name, Source Communications Group ("Source"), which functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations.

     The ANI service permits cable television companies to process special ordering services without the attendant high manpower requirements or
extensive physical plant and facilities that are otherwise required.   TelVue
provides the ANI service through equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon.

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

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, and the reasons for the decrease. TelVue further discusses the continuing erosion in buy rates and the significant loss of a large portion of its subscriber base for the ANI service when comparing March 31, 2006 to 2005. This was caused in part by cable operator's aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its new TVTN service and the growth in TVTN revenue and expenses.

     The ANI segment had operating income of $189,058 for the three months ended March 31, 2006, compared to $57,659 for the three months ended March 31, 2005. This increase in operating income of $131,399 was mainly due to allocating more overhead and payroll expenses, approximately 80%, to the TVTN segment as a result of the TelVue labor force spending the majority of its time working on TVTN related work. This new allocation was implemented on July 1, 2005 and, therefore, the comparative data for the three months ended March 31, 2005 does not reflect this change. There was a decrease in ANI service revenue of $211,072 for the three months ended March 31, 2006. As expected, pay-per-view buy revenue decreased $84,641 and feature and data link revenue decreased $105,354 for the three months ended March 31, 2006. These decreases were partially due to a reduction in the number of subscribers served during the three months ended March 31, 2006 (as discussed below). The decrease in pay-per-view buy revenue was also due in part to a continuing reduction in the average annual buy rate from 3.4% for the three months ended March 31, 2005 to 1.4% for the three months ended March 31, 2006. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

     As of March 31, 2006, TelVue was serving approximately 5.0 million full-time cable subscribers compared to approximately 17.5 million full-time cable and satellite subscribers served as of March 31, 2005. During September 2005, Dish Network performed the final transition of its movie traffic onto its internal network. Therefore, as of March 31, 2006, TelVue is no longer serving the 11.2 million Dish Network satellite subscribers. Dish Network provided approximately $260,000 in annual ANI service revenue. TelVue continues to provide speech recording services to Dish Network which generates approximately $60,000 to $90,000 in annual revenue. During the three months ended March 31, 2006, approximately 77,000 cable subscribers cancelled the ANI service and no new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in revenue and net income for its ANI segment.

     ANI cost of revenues decreased $132,060 for the three months ended March 31, 2006, when compared to the same period of 2005. This decrease was partially due to a reduction in trunk and data link expenses of $81,009 for the three months ended March 31, 2006, as a result of serving fewer subscribers. There was also a reduction in technical payroll and payroll taxes and benefits of $40,280 for the three months ended March 31, 2006, as a result of allocating more of the technician's payroll and benefits to the TVTN segment. Selling expenses related to the ANI service decreased $6,345 for the three months ended March 31, 2006, mainly as a result of moving a higher percentage of marketing and sales personnel to the TVTN segment. ANI segment general and administrative expenses decreased $192,107 for the three months ended March 31, 2006, also as a result of allocating a larger percentage of rent, overhead expenses, and payroll to the TVTN segment.

     The TVTN service had an operating loss of $527,051 for the three months ended March 31, 2006, compared to an operating loss of $272,700 for the three months ended March 31, 2005. TVTN service revenue increased $85,524 for the three months ended March 31, 2006, compared to the same period of 2005. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue began offering in January 2005 a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of March 31, 2006, TVTN had contracts to provide TVTN service to 51 towns/schools/retirement communities compared to 11 towns at March 31, 2005, and also had 40 contracts from sponsors to fund the town's channel at March 31, 2006, compared to no sponsors at March 31, 2005. TelVue is marketing the TVTN service nationally with a primary focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to customers in California, Florida, North Carolina and Virginia; the remainder are in the New Jersey, Pennsylvania and Delaware areas. Cost of revenues for the TVTN service increased $58,648 for the three months ended March 31, 2006, mainly as a result of payroll for additional production and design personnel.
Selling expenses related to the TVTN service increased $73,085 for the three months ended March 31, 2006, when compared to the same period of 2005. The increase is predominately a result of additional sales personnel hired to aggressively market and sell the TVTN service as well as commission and travel expenses related to sales. TVTN general and administrative expenses increased $180,284 for the three months ended March 31, 2006. This is primarily a result of allocating a larger portion, approximately 80%, of rent and other operational expenses to the TVTN segment beginning July 1, 2005. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN service increase.

    TelVue had a net loss of $347,185 and $212,659 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, TelVue recorded valuation allowance increases of $150,804 and $92,055, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $3,250,000 on a tax-reporting basis as of March 31, 2006 (see Note 5 of TelVue's accompanying financial statements).

     During the three months ended March 31, 2006, TelVue purchased $158,310 of equipment compared to $85,550 purchased during the three months ended March 31, 2005. The majority of the equipment purchased during the three months ended March 31, 2006 and 2005, was for custom programming and equipment related to the TVTN service. Depreciation and amortization expense increased $15,899 for the three months ended March 31, 2006, as a result of the purchases. Depreciation and amortization accounted for 8% and 6% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively.

     As of March 31, 2006, TelVue maintained a bad debt reserve in the amount of $81,103. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia Communications, Inc. ("Adelphia") as a result of the bankruptcy filing date on June 25, 2002 (see Note 10 to the financial statements included herein). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue's days for sales in average accounts receivable, not including the outstanding Adelphia balances, was 43 days at March 31, 2006, compared to 54 days at March 31, 2005. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $322,848 and $261,238 for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash flow over 2005 was primarily due to a reduction in ANI service revenue and an increase in TVTN expenses (as described above).

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

     In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, members of the Board of Directors of TelVue and Mr. Lenfest, extended the maturity date of the non-interest bearing Science Note in the principal amount of $541,000 to January 1, 2011.

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

     On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note") with Mr. Lenfest. The Note was secured to provide funding to grow the TVTN service. Under the terms of the Note, TelVue may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Note may be declared immediately due and payable. The Note is unsecured and will expire six years from the date of the first advance under the Note unless extended or renewed. During the three months ended March 31, 2006, TelVue borrowed $600,000 under the terms of the line of credit bringing outstanding borrowings under the Note to $800,000 and accrued interest on the borrowings to $11,309 as of March 31, 2006.

     On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock. Each share of Preferred Stock was convertible into 6.667 shares of common stock. The conversion of the Preferred Stock to common stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit. As a result of the conversion, TelVue issued 23,459,133 shares of Common stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the common stock of TelVue, after the cancellation of the Warrants to purchase common stock described below, was approximately 78.7 percent as of December 31, 2005. The Preferred Stock was eliminated and is included as 23,459,133 shares of common stock in the stockholders' equity section of the balance sheet.

     The Preferred Stock had a par value of $1 per share and provided for a cumulative six percent (6%) semiannual dividend. The dividend was payable in cash or additional shares of Preferred Stock at $1 per share, at TelVue's option TelVue had accrued dividends on the Preferred Stock since the beginning of 1998, but no dividends had been paid. On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the Preferred Stock. Therefore, $3,061,269 of accrued dividends was reversed and is included in stockholders' equity as a decrease to TelVue's accumulated deficit.

     On June 16, 2005, members of the Board of Directors of TelVue and Mr. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and TelVue. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of TelVue's common stock for $.01 per share, the fair market
value of the common stock on the grant date.   The Warrant Agreement was entered
into on March 15, 1991, in connection with a prior line of credit to TelVue provided by Mr. Lenfest.

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain a reasonable subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the three months ended March 31, 2006, TelVue had 77,000 subscribers cancel service and no new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

     TelVue has secured financing from Mr. Lenfest in the form of the Note described above. The Note will help to fund the growth of the TVTN service as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the TVTN service to government officials and the cable industry. However, there can be no assurance that its marketing efforts will be successful.

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

10.9 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

10.10 Summary of Executive Compensation, as amended (incorporated by reference to the December 31, 2005 Form 10-KSB (the "2005 Form 10-KSB"), File No. 000-17170).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2006 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the 2005 Form 10-KSB, File No. 000-17170).

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

                                                   TELVUE CORPORATION


DATED: 5/11/06                    By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED: 5/11/06                   By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)



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


Date:  5/11/06                      /s/Joseph M. Murphy
                                    --------------------
                                    Joseph M. Murphy
                                    President (Chief Executive Officer)



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


Date:  5/11/06                      /s/Irene A. DeZwaan
                                    -------------------
                                    Irene A. DeZwaan
                                    Treasurer (Controller)


EXHIBIT 32.1

TELVUE CORPORATION

                       CERTIFICATION PURSUANT TO
                         18 U.S.C. sec. 1350,
                        AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  5/11/06                      /s/Joseph M. Murphy
                                    --------------------
                                    Joseph M. Murphy
                                    President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION

                       CERTIFICATION PURSUANT TO
                         18 U.S.C. sec. 1350,
                        AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  5/11/06                      /s/Irene A. DeZwaan
                                    -------------------
                                    Irene A. DeZwaan
                                    Treasurer (Controller)