Form 10QSB
period 2006-06-30
TELVUE CORP
filed 2006-08-02
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 18


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule, 12b-2 of the Exchange Act) Yes       No  X
                                        ------   ------

Number of shares of registrant's common stock outstanding as of July 15, 2006:
48,356,407 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                   ------   ------
This report includes a total of 24 pages.


                         TELVUE CORPORATION

                               INDEX

                                                                      PAGE
                                                                       NO.
                                                                      ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of June 30, 2006
          (unaudited) and as of December 31, 2005

          Statements of Operations for the three
          months ended June 30, 2006 (unaudited)
          and June 30, 2005 (unaudited)

          Statements of Operations for the six
          months ended June 30, 2006 (unaudited)
          and June 30, 2005 (unaudited)

          Statements of Cash Flows for the six
          months ended June 30, 2006 (unaudited)
          and June 30, 2005 (unaudited)

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


PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of
                   Security Holders

	  Item 6.  Exhibits


PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                                 June 30,     December 31,
                                                   2006            2005
                                               -------------  -----------

ASSETS                                         (Unaudited)          *

CURRENT ASSETS
  Cash and cash equivalents                     $   159,621    $  174,464
  Accounts receivable - trade, net of allowance
   of $81,208 at June 30, 2006 and
   $80,875 at December 31, 2005                     340,269       303,355
  Other receivables   	                                  -        10,900
  Prepaid expenses                                  102,573        40,633
                                                -----------    ----------
     TOTAL CURRENT ASSETS                           602,463       529,352

PROPERTY AND EQUIPMENT
  Machinery and equipment                         5,961,304     5,713,180
  Less accumulated depreciation                   5,217,431     5,135,604
                                                -----------    ----------
                                                    743,873       577,576

OTHER ASSETS                                          8,800         8,800

                                                 ----------    ----------
                                                 $1,355,136    $1,115,728
                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                       $   75,026    $  130,716
  Accrued expenses                                  226,781       212,510
  Deferred service revenue                          150,334       129,484
                                                -----------    ----------
     TOTAL CURRENT LIABILITIES                      452,141       472,710

LINE OF CREDIT - MAJORITY STOCKHOLDER             1,200,000       200,000

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000       541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER              32,101         1,710

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
 shares authorized, 48,356,407 shares issued
 and outstanding at June 30, 2006
 and December 31, 2005                              483,564       483,364
 Additional paid-in capital                       4,874,656     4,873,856
 Accumulated deficit                             (6,228,326)   (5,456,912)
                                                 -----------   -----------
                                                   (870,106)      (99,692)
                                                 -----------   -----------
                                                 $1,355,136    $1,115,728
                                                 ===========   ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                    Three Months Ended
                                                         June 30,
                                              ----------------------------
                                                    2006           2005
                                                    ----           ----
REVENUES
  ANI service                                  $   400,516    $   546,574
  TVTN services                                    126,812         46,107
                                               -----------    -----------
                                                   527,328        592,681
COST OF REVENUES
  ANI services                                     118,559        203,825
  TVTN services                                    147,115         89,613
                                               -----------    -----------
TOTAL COST OF REVENUES                             265,674        293,438
                                               -----------    -----------
GROSS MARGIN                                       261,654        299,243

OPERATING EXPENSES
  Selling and marketing                            330,066        233,539
  General and administrative                       287,834        281,866
  Depreciation & amortization                       54,635         37,688
                                               -----------    -----------
                                                   672,535        553,093
                                               -----------    -----------
OPERATING LOSS                                    (410,881)      (253,850)

OTHER INCOME (EXPENSE)
  Interest income                                      443          2,528
  Interest expense                                 (20,792)           -
  Gain on sale of equipment                          7,000            -
                                                -----------   -----------
TOTAL OTHER INCOME (EXPENSE)                       (13,349)         2,528

LOSS FROM CONTINUING OPERATIONS                   (424,230)      (251,322)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                           -           (1,294)
                                                 ----------    ----------
NET LOSS                                        $ (424,230)    $ (252,616)
                                                ===========    ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)         $(.01)
  FROM DISCONTINUED OPERATIONS                         .00            .00
                                                     ------         ------
    TOTAL                                            $(.01)         ($.01)
                                                     ======         ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,343,001     24,857,274
                                                 ==========     ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Six Months Ended
                                                       June 30,
                                              ----------------------------
                                                    2006           2005
                                                    ----           ----

REVENUES
  ANI service                                  $   792,121    $ 1,149,251
  TVTN services                                    227,336         61,107
                                               -----------    -----------
                                                 1,019,457      1,210,358
COST OF REVENUES
  ANI services                                     227,671        444,997
  TVTN services                                    273,241        157,091
                                               -----------    -----------
TOTAL COST OF REVENUES                             500,912        602,088
                                               -----------    -----------
GROSS MARGIN                                       518,545        608,270

OPERATING EXPENSES
  Selling and marketing                            598,568        435,301
  General and administrative                       565,622        571,477
  Depreciation & amortization                      103,229         70,383
                                               -----------    -----------
                                                 1,267,419      1,077,161
                                               -----------    -----------
OPERATING LOSS                                    (748,874)      (468,891)

OTHER INCOME (EXPENSE)
  Interest income                                      850          5,339
  Interest expense                                 (30,391)           -
  Gain on sale of equipment                          7,000            -
                                                -----------   -----------
TOTAL OTHER INCOME (EXPENSE)                       (22,541)         5,339

LOSS FROM CONTINUING OPERATIONS                   (771,415)      (463,552)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                           -           (1,723)
                                                -----------    ----------
NET LOSS                                        $ (771,415)    $ (465,275)
                                                ===========    ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.02)         $(.02)
  FROM DISCONTINUED OPERATIONS                         .00            .00
                                                     ------         ------
    TOTAL                                            $(.02)         ($.02)
                                                     ======         ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,339,722     24,857,274
                                                 ==========     ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                      Six Months Ended
                                                          June 30,
                                                    ---------------------
                                                     2006          2005
                                                     ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $  (771,415)    (465,275)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation & amortization                      103,229       70,383
   Gain on sale of property and equipment            (7,000)         -
Changes in assets and liabilities:
  Decrease (increase) in -
   Accounts receivable - trade                      (36,914)     110,003
   Other receivables                                 10,900          -
   Prepaid expenses                                 (61,939)     (56,547)
   Current assets from discontinued operations           -        48,572
  Increase (decrease) in -
   Accounts payable - trade                         (55,690)     (29,094)
   Accrued expenses                                  14,271     (113,087)
   Deferred service revenue                          20,850       21,713
   Accrued interest - majority stockholder           30,391          -
   Current liabilities from discontinued operations     -         (8,948)
                                                   ---------     --------
    NET CASH USED BY OPERATING ACTIVITIES          (753,317)    (422,280)
                                                   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (269,526)    (233,481)
  Proceeds from sale of property and equipment        7,000           -
                                                   ---------     --------
   NET CASH USED BY INVESTING ACTIVITIES           (262,526)    (233,481)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder                                   1,000,000          -
  Issuance of common stock                             1,000          -
                                                   ---------     --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES       1,001,000          -

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   (14,843)   (655,761)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                174,464   1,206,219
                                                  ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  159,621  $  550,458
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
	---------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.

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

No assets and liabilities from discontinued operations exist at the six months ended June 30, 2006 or December 31, 2005. During the six months ended June 30, 2005 there was $1,723 in selling, administrative and depreciation expenses related to discontinued operations compared to $0 for the six months ended
June 30, 2006.

3.	SUPPLEMENTAL CASH FLOW INFORMATION:
	----------------------------------

No income tax expense or interest expense was paid during either the three or six months ended June 30, 2006 or 2005.

Non-cash Investing and Financing Transactions
---------------------------------------------
On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the redeemable convertible Preferred Stock. Therefore $3,061,269 of accrued dividends was reversed and included in stockholders' equity as a decrease to the Company's accumulated deficit as of June 30, 2005.

4.	EARNINGS PER COMMON SHARE:
	-------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three and six months ended June 30, 2006, respectively, and 2005, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

The following is reconciliation from basic earnings per share to diluted earnings per share for the three and six months ended June 30, 2006, respectively, and 2005.

                                                      Average
                                                       Shares     Earnings
                                        Amount       Outstanding  Per Share
                                      ------------   -----------  --------
2006
Loss from continuing operations       $ (771,415)    48,339,722     $(.02)
                                      ==========     ==========    =======

2005
Income from continuing operations     $ (463,552)    24,857,274     $(.02)
                                      ==========     ==========    =======

5.	CORPORATE INCOME TAXES:
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

The provisions for income tax benefit from continuing operations for the six months ended June 30, 2006 and 2005 consist of the following components:

                                                  2006               2005
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                         217,000           158,194
 State                                            60,000            43,619
                                               ----------        ----------
                                                 277,000           201,813
Valuation allowance increase                    (277,000)         (201,813)
                                               ----------        ----------
                                                     -                -
                                               ----------        ----------
                                               $     -           $    -
                                               ==========        ==========

TelVue recorded an increase in valuation allowance of $277,000 and $201,813 at June 30, 2006 and 2005, respectively, to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $3,500,000 on a tax-reporting basis as of June 30, 2006. The carry forward will begin to expire in 2010, if not utilized.

6.	NOTES PAYABLE AND LINE OF CREDIT - MAJORITY STOCKHOLDER:
	-------------------------------------------------------

Note Payable - Majority Stockholder
-----------------------------------

On June 16, 2005, the members of the Board of Directors of the Company and Mr. Lenfest, a director and the majority stockholder of the Company, extended the maturity date of a promissory note in the principal amount of $541,000 issued by the Company and currently held by Mr. Lenfest (the "Science Note") to January 1, 2011. The Science Note was originally issued by the Company to Science Dynamics Corporation ("Science") and was payable December 31, 1996.
In January 1995, Mr. Lenfest purchased the Science Note from Science, and since then the maturity date had been extended by the Company and Mr. Lenfest on a yearly basis. The Science Note is non-interest bearing.

Line of Credit - Majority Stockholder
-------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "Note"). Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the
Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. The line of credit is unsecured and will expire six years from the date of the first advance under the Note, which was November 23, 2005, unless extended or renewed. As of June 30, 2006, $1,200,000 in borrowings has been made under the line of credit with accrued interest of $32,101.

7.	CAPITAL STOCK:
	-------------

Redeemable Convertible Preferred Stock
--------------------------------------

On June 16, 2005, Mr. Lenfest, the holder of all of the Company's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed the Company of his intent to convert all of his 3,518,694 shares of Preferred Stock into the Company's common stock, $0.01 par value
(the "Common Stock").  Each share of Preferred Stock was convertible into
6.667 shares of Common Stock. Prior to June 16, 2005, the $3,518,694 reflected on the Company's balance sheet as Preferred Stock had been classified outside of stockholders' deficit because Mr. Lenfest, as the majority stockholder, could designate all of the Company's directors and, therefore, could influence the Company's willingness to cause redemption of the Preferred Stock. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit, and, as a result of the conversion, the Company issued, 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of the Company, after the cancellation of the Common Stock Warrants described below, was approximately 78.7 percent at June 30, 2006.

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

Common Stock Warrants
---------------------

On June 16, 2005, the members of the Board of Directors of the Company and Mr. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and the Company. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of the Company's Common Stock for $.01 per
share, the fair market value of the Common Stock on the grant date.   The
Warrant Agreement was entered into on March 15, 1991, in connection with a prior line of credit to the Company provided by Mr. Lenfest.

8.	RELATED PARTY TRANSACTIONS:
	--------------------------

See Notes 6 and 7, included herein, for information of related party transactions between TelVue and its majority stockholder.

9.	FINANCIAL DATA BUSINESS SEGMENT:
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

Summarized financial information by reporting segment as of and for each of the three months ended June 30, 2006 and 2005, is as follows:

Six months ended June 30, 2006             ANI          TVTN         Total
---------------------------------      ----------  -----------   ----------
Revenues                               $  792,121  $  227,336    $1,019,457
Operating income (loss)                   375,588  (1,124,462)     (748,874)
Interest expense                              -        30,391        30,391
Income (loss)from continuing
  operations                              382,588  (1,154,003)     (771,415)
Capital expenditures                          -       269,526       269,526


Six months ended June 30, 2005             ANI           TVTN        Total
---------------------------------      ----------   ----------   ----------
Revenues                               $1,149,251   $   61,107   $1,210,358
Operating income (loss)                   118,744     (587,635)    (468,891)
Income (loss) from continuing
  operations                              124,083     (587,635)    (463,552)
Capital expenditures                       14,904      218,577      233,481

10.	COMMITMENTS AND CONTINGENCIES:
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

     In 2003, TelVue developed the TVTN product and service and has applied for two patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, and the reasons for the decrease. TelVue further discusses the continuing erosion in buy rates and the significant loss of a large portion of its subscriber base for the ANI service when comparing June 30, 2006 to 2005. This was caused by cable operators' aggressive movement to digital services which limits the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its TVTN service and the growth in TVTN revenue and expenses.

     The ANI segment had operating income of and $186,530 and $375,588 for the three and six months ended June 30, 2006, respectively, compared to $61,085 and $118,744 for the three and six months ended June 30, 2005, respectively. The increase in operating income for the three and six months ended June 30, 2006 was mainly a result of allocating more overhead and payroll expenses, approximately 80%, to the TVTN segment as a result of the TelVue labor force spending the majority of its time on TVTN related work. This new allocation was implemented on July 1, 2005 and, therefore, the comparative data for the three and six months ended June 30, 2005, respectively, does not reflect this change. There was a decrease in ANI service revenue of $146,058 and $357,130 for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005. As expected, pay-per-view buy revenue decreased $65,863 and $150,504 for the three and six months ended June 30, 2006, respectively, and feature and data link revenue decreased $84,399 and $189,753 for the three and six months ended June 30, 2006, respectively. These decreases were partially due to a reduction in the number of subscribers served during the three and six months ended June 30, 2006, respectively (as discussed below).
The decrease in pay-per-view buy revenue was also due in part to a continuing reduction in the average annual buy rate from 2.8% and 3.1% for the three and six months ended June 30, 2005, respectively, to 1.7% and 1.6% for the three and six months ended June 30, 2006, respectively. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

     As of June 30, 2006, TelVue was serving approximately 5.0 million full-time cable subscribers compared to approximately 16.9 million full-time cable and satellite subscribers served as of June 30, 2005. During September 2005, Dish Network performed the final transition of its movie traffic onto its internal network. Therefore, as of June 30, 2006, TelVue is no longer serving the 11.2 million Dish Network satellite subscribers. Dish Network provided approximately $260,000 in annual ANI service revenue. TelVue continues to provide speech recording services to Dish Network which generates approximately $60,000 to $90,000 in annual revenue. During the six months ended June 30, 2006, approximately 115,000 cable subscribers cancelled the ANI service and 13,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service.
As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in revenue and operating income for its ANI segment.

     ANI cost of revenues decreased $85,266 and $217,326 for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005. This decrease was partially due to a reduction in trunk and data link expenses of $43,638 and $124,647 for the three and six months ended June 30, 2006, respectively, as a result of serving fewer subscribers. There was also a reduction in technical payroll and payroll taxes and benefits of $31,670 and $71,950 for the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005, as a result of allocating more of the technician's payroll and benefits to the TVTN segment. Selling expenses related to the ANI service decreased by $4,721 and $11,066 for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005, mainly as a result of moving marketing and sales personnel to the TVTN segment. ANI segment general and administrative expenses decreased $170,479 and $362,586 for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005, as a result of allocating a larger percentage of rent, overhead expenses, and payroll to the TVTN segment.

     The TVTN service had an operating loss of $597,411 and $1,124,462 for the three and six months ended June 30, 2006, respectively, compared to an operating loss of $314,935 and $587,635 for the three and six months ended June 30, 2005, respectively. TVTN service revenue increased $80,705 and $166,229 for the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue began offering, in January 2005, a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of June 30, 2006, TVTN was providing service to 59 towns/schools/retirement communities compared to 17 towns at June 30, 2005, and also had 62 sponsors launched and funding the town's channel as of June 30, 2006, compared to no sponsors launched at June 30, 2005.
TelVue is marketing the TVTN service nationally with a primary focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in California, Florida, Massachusetts, North Carolina and Virginia; the remainder are in the New Jersey, Pennsylvania and Delaware areas. Cost of revenues for the TVTN service increased $57,502 and $116,150 for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005, mainly as a result of payroll for additional production and design personnel. Selling expenses related to the TVTN service increased $101,712 and $174,333 for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005. The increase is a result of additional sales personnel hired to aggressively market and sell the TVTN service as well as increases in advertising, commission, travel and trade show expenses. TVTN general and administrative expenses increased $177,197 and $356,731 for the three and six months ended June 30, 2006, respectively. This is primarily a result of allocating a larger portion, approximately 80%, of rent and other operational expenses to the TVTN segment beginning July 1, 2005. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN service increase.

    TelVue had a net loss of $424,230 and $771,415 for the three and six months ended June 30, 2006, respectively, compared to a net loss of $252,616 and $465,275 for the three and six months ended June 30, 2005, respectively. At June 30, 2006 and 2005, TelVue recorded valuation allowance increases of $277,000 and $201,813, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $3,500,000 on a tax-reporting basis as of June 30, 2006 (see Note 5 of TelVue's accompanying financial statements).

     During the six months ended June 30, 2006, TelVue purchased $269,526 of equipment compared to $233,481 purchased during the six months ended June 30, 2005. The majority of the equipment purchased during the six months ended
June 30, 2006 and 2005, was for custom programming and equipment related to the TVTN service. Depreciation and amortization expense increased $32,846 for the six months ended June 30, 2006, as a result of the purchases. Depreciation and amortization accounted for 8% and 7% of total operating expenses for the six months ended June 30, 2006 and 2005, respectively.

     As of June 30, 2006, TelVue maintained a bad debt reserve in the amount of $81,208. The majority of the reserve, $78,605, represents 50% of the outstanding balance due from Adelphia Communications, Inc. ("Adelphia") as a result of the bankruptcy filing date on June 25, 2002 (see Note 10 to the financial statements included herein). It is unknown when TelVue will receive payment on these invoices or what portion of the invoices will be paid. TelVue's days for sales in average accounts receivable, not including the outstanding Adelphia balances, was 43 days at June 30, 2006, compared to 52 days at June 30, 2005. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $753,317 and $422,280 for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash flow over 2005 was primarily due to a reduction in ANI service revenue and an increase in TVTN expenses (as described above).

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

     In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest, extended the maturity date of the non-interest bearing Science Note in the principal amount of $541,000 to January 1, 2011.

     On March 9, 2001, with the acquisition of the assets of Source for $1,300,000, TelVue paid $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note"). The Source Note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. During the first quarter of 2004, TelVue paid the remaining balance on the Source Note in its entirety.

     On April 27, 2005, TelVue entered into a Line of Credit Note (the
"Note") with Mr. Lenfest.  The Note was secured to provide funding to grow the TVTN service.  Under the terms of the Note, TelVue may borrow, from time to time, up to the maximum principal amount of the Note which is $3,800,000. The minimum advance under the Note is $100,000 and the interest rate of the Note is equal to the prime rate plus one percent (1%). The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Note may be declared immediately due and payable. The Note is unsecured and will expire six years from the date of the first advance under
the Note unless extended or renewed.    During the six months ended June 30,
2006, respectively, TelVue borrowed $1,000,000 under the terms of the line of credit bringing outstanding borrowings under the Note to $1,200,000 and accrued interest on the borrowings to $32,101 as of June 30, 2006.

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

     On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and TelVue. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of TelVue's common stock for $.01 per share, the fair market
value of the common stock on the grant date.   The Warrant Agreement was entered
into on March 15, 1991, in connection with a prior line of credit to TelVue provided by Mr. Lenfest.

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the immediate future. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain a reasonable subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the three and six months ended
June 30, 2006, respectively, TelVue had 115,000 subscribers cancel service and only 13,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

     TelVue has secured financing from Mr. Lenfest in the form of the Note described above. The Note will help to fund the growth of the TVTN service as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to aggressively market and sell the TVTN service. However, there can be no assurance that its marketing efforts will be successful.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TelVue's annual meeting of stockholders was held on June 1, 2006. The following five directors were elected:

                           Vote For      Votes Withheld     Votes Abstained
                          -----------    --------------     ---------------
1. H.F. Lenfest           175,477,944        22,900                 0
2. Joseph Murphy          175,477,944        22,900                 0
3. Frank Carcione         175,477,984        22,900                 0
4. Joy Tartar             175,487,944        12,900                 0
5. Robert Lawrence        175,467,444        33,400                 0

ITEM 6.  EXHIBITS

       Exhibits

3.1	Certificate of Incorporation of TelVue (incorporated by
	reference to TelVue's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 20, 1989 (the "Registration Statement"), File No. 333-28263).

3.2	Bylaws of TelVue (incorporated by reference to TelVue's
	Registration Statement, File No. 333-288263).

3.3	Certificate of Amendment of Certificate of Incorporation of TelVue,
	dated April 11, 1990 (incorporated by reference to TelVue's Annual Report on Form 10-K for the year ended December 31, 1991, (the "1991 Form 10-K"), File No. 0-17170).

3.4	Certificate of Amendment of Certificate of Incorporation of TelVue,
	dated March 15, 1991 (incorporated by reference to the 1991
	Form 10-K, File No. 0-17170).

3.5	Form of copy of Amendment of Certificate of Incorporation of TelVue,
	filed September 25, 1995 (incorporated by reference to the TelVue's Form 10-QSB for the period ended September 30, 1995, (the September 30, 1995 Form 10-QSB, File No. 0-17170).

4.1	The TelVue Corporation 1999 Stock Option Plan (incorporated by
	reference to Exhibit 99 of TelVue's Registration Statement on Form S-8, dated September 23, 1999), (the "1999 Stock Option Plan") File No. 0-17170).

4.2	Form of ISO Option Agreement issued pursuant to the 1999 Stock
	Option Plan (incorporated by reference to TelVue's Annual
	Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-KSB") File No. 0-17170).

4.3	Form of NQSO Option Agreement issued pursuant to the 1999 Stock
	Option Plan (incorporated by reference to the 1999 Form 10-KSB, File No. 0-17170).

4.4	Certificate of Designation of Class A Preferred Stock (incorporated
	by reference to the September 30, 1990 Form 10-Q, File No. 0-17170).

4.5	Warrant Termination Agreement, dated June 16, 2005, by and between
	TelVue and H.F. (Gerry) Lenfest (incorporated by reference to the June 30, 2005 Form 10-QSB, File No. 0-17170).

4.6	Waiver by H.F.(Gerry) Lenfest, waiving the right to receive past,
	present or future dividends with respect to the TelVue's Class A Redeemable Convertible Preferred Stock (incorporated by reference to the June 30, 2005 Form 10-QSB, File No.0-17170).

10.1	Distributorship Agreement, dated November 2, 1989, between the
	Company and Science (incorporated by reference to the 1989 Form 10-K, File No. 0-17170).

10.2	Stock Purchase Agreement, dated November 2, 1989, between the
	Company and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K, dated November 15, 1989, (the "1989 Form 8-K"), File No. 0-17170).

10.3	Shareholders' Agreement, dated November 2, 1989, among TelVue
	and certain of its stockholders (incorporated by reference to the Company's 1989 Form 8-K, File No. 0-17170).

10.4	Option Agreement, dated November 2, 1989, among TelVue and
	certain of its stockholders (incorporated by reference to the 1989 Form 8-K, File No. 0-17170).

10.5	Lease Agreement dated April 25, 1991 for office space and the First
	Amendment to Lease dated March 30, 1994 ("Office Lease Agreement"), between TelVue and Bloom Associates (incorporated by reference to the 1994 Form 10-KSB, File No. 0-17170).

10.6	Second Amendment to Office Lease Agreement dated May 5, 1999,
	between TelVue and Bloom Associates (incorporated by reference to the 1999 Form 10-KSB, File No. 0-17170).

10.7	Third Amendment to Office Lease Agreement dated April 28, 2004,
	between TelVue and Bloom Associates (included herein).

10.8	Fourth Amendment to Office Lease Agreement dated April 19, 2006,
	between TelVue and The Bloom Organization of South Jersey, LLC
	(included herein).

10.9	Asset Purchase Agreement by and among TelVue and J.D. Kraengel and
	Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group and Jeffrey Kraengel, dated February 14, 2001 (incorporated by reference to the March 26, 2001 Form 8-K, File No. 0-17170).

10.10	Retirement Agreement dated April 29, 2004 between TelVue and Frank J.
	Carcione (incorporated by reference to the December 31, 2004 Form 10-KSB (the "2004 Form 10-KSB"), File No. 0-17170).

10.11	Summary of Director Compensation (incorporated by reference to the
	2004 Form 10-KSB, File No. 0-17170).

10.12	Summary of Executive Compensation, as amended (incorporated by reference
	to the December 31, 2005 Form 10-KSB (the "2005 Form 10-KSB"), File No.
	0-17170).

10.13	Line of Credit Note, dated April 27, 2005,  between H.F. (Gerry)
	Lenfest and TelVue (incorporated by reference to the Form 8-K filed on May 3, 2005, File No. 0-17170).

10.14	Amended and Restated Promissory Note, in the principal amount of
	$541,000, dated June 16, 2005, between H.F. (Gerry) Lenfest and
	TelVue (incorporated by reference to the June 30, 2005 Form 10-QSB, File No. 0-17170).

11.	Statement re:  Computation of Per Share Earnings (see TelVue's
	June 30, 2006 Financial Statements included herein).

23.	Consent of Pressman Ciocca Smith LLP, Independent Registered Public
	Accounting Firm (incorporated by reference to the 2005 Form 10-KSB, File No. 0-17170).

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

					TELVUE CORPORATION


DATED:  8/02/06                   By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED:  8/02/06                  By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)



                                  EXHIBIT INDEX

10.7	Third Amendment to Office Lease Agreement dated April 28, 2004,
	between TelVue and Bloom Associates.

10.8	Fourth Amendment to Office Lease Agreement dated April 19, 2006,
	between TelVue and The Bloom Organization of South Jersey, LLC.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
	Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller pursuant to 18 U.S.C. Section 1350 as
	adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
	Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller pursuant to 18 U.S.C. Section 1350 as
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 10.7

                      THIRD AMENDMENT TO LEASE
                        DATED APRIL 28, 2004
                             BETWEEN
                     BLOOM ASSOCIATES (LANDLORD)
                              AND
                     TELVUE CORPORATION (TENANT)


	PURSUANT to a Lease dated April 25, 1991 for 2,700 square feet of space known as 18000 Horizon Way, Suite 300, Mount Laurel, New Jersey; First Amendment to Lease dated March 30, 1994 (relocating Tenant to 16000 Horizon Way, Unit 500 for a total of 8,732 SF); and Second Amendment to Lease dated May 5, 1999; between the aforementioned parties, the following changes shall be made:

1.  PREMISE:		16000 Horizon Way, Suite 500
			Mount Laurel, New Jersey

2.   SIZE:		8,732 square feet

3.   TERM:		The term of the Lease shall be extended for an
			additional two (2) years commencing June 1, 2004 and
			terminating May	31, 2006.

4.   RENTAL RATE:	The rental rate for the additional two (2) year term
			shall be:

			$117,888 net per year; $9,824 net per month.

5.   HEATING & AIR
     CONDITIONING
     SYSTEM:		Telvue is responsible for servicing and
			maintaining the heating and air conditioning system. Telvue shall be responsible for all repairs and replacements up to and including $500 per occurrence. The Bloom Organization shall be responsible for any balances due over Telvue's Payment of $500 per occurrence. In the event a repair or replacement exceeds $500, Telvue shall contact The Bloom Organization prior to hiring a contractor to make repairs/replacements. The Bloom Organization shall have the option to use Telvue's contractor or to provide The Bloom Organization's contractor to make the repairs/replacements.

	All other terms and conditions of the original Lease will remain in full force and effect.

			BLOOM ASSOCIATES (Landlord)

			By:	/s/ Steven Bloom
				--------------------
				Steven Bloom

			TELVUE CORPORATION, (Tenant)

			By:	/s/ Frank J. Carcione
				---------------------
			Name:	Frank J. Carcione
			Title:	President and CEO


EXHIBIT 10.8

                      FOURTH AMENDMENT TO LEASE
                        DATED APRIL 19, 2006
                             BETWEEN
         THE BLOOM ORGANIZATION OF SOUTH JERSEY, LLC (LANDLORD)
                              AND
                     TELVUE CORPORATION (TENANT)


Page 1 of 2


	PURSUANT to a Lease dated April 25, 1991 for 2,700 square feet of space known as 18000 Horizon Way, Suite 300, Mount Laurel, New Jersey; First Amendment to Lease dated March 30, 1994 (relocating Tenant to 8,732 square feet of space known as 16000 Horizon Way, Suite 500); Second Amendment to Lease dated May 5, 1999; and Third Amendment to Lease dated April 28, 2004; between the aforementioned parties, the following changes shall be made:

1.  TERM:		The term of the Lease shall be extended for an additional
			three (3) years commencing June 1, 2006 and terminating
			May 31, 2009.

2.  RENTAL
    RATE:		The rental rate for the additional three (3) year term
			shall be:

			Year 1: $122,256 net per year; $10,188 net per month. Year 2: $124,440 net per year; $10,370 net per month. Year 3: $126,624 net per year; $10,552 net per month.

3.  SECURITY
    DEPOSIT:		$10,552*

			*Tenant's security deposit in the amount of $8,149.87 shall be increased to $10,552.
			Therefore, Tenant shall pay the balance due of $2,402.13 upon execution of this Lease Amendment.

4.  IMPROVEMENTS:	Landlord, at Landlord's sole cost and expense,
			shall:

			a.	Replace weather stripping on all exterior doors;
			b.	Replace/repair two (2) damaged floor tiles in
				kitchen;
			c.	Replace floor tiles in Men's Restroom with new
				building standard floor tiles.

5.  EARLY
    TERMINATION:	Tenant has the right to terminate this Lease at the end of
			the second year.  This right is to be exercised one hundred
			and twenty (120) days prior to that time with a written
			notice sent Certified Mail to the Landlord. Landlord and
			Tenant agree that the termination date shall be the last day
			of the month.  In the event written notice is not given to
			the Landlord prior to the one hundred and twenty (120) days
			before the end of the second year, this Lease will continue
			for an additional one year.

			In the event Tenant exercises their right to terminate this
			Lease at the end of the second year, Tenant shall send this
			notice to Landlord with an early termination fee in the
			amount of $2,184.

6.  LANDLORD'S
    NAME CHANGE:	Effective January 1, 2006, Landlord's name has changed
			from Bloom Associates to The Bloom Organization of South
			Jersey, LLC.


	All other terms and conditions of the original Lease will remain in full force and effect.


			THE BLOOM ORGANIZATION OF SOUTH JERSEY, LLC, (Landlord)


			BY:	/s/ Steven Bloom
				--------------------
				Steven Bloom


			TELVUE CORPORATION, (Tenant)

			BY:	/s/ Joseph M. Murphy
				--------------------
			NAME:	Joseph M. Murphy
			TITLE:	President and CEO


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

Date:  8/02/06

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

Date:   8/02/06

					/s/Irene A DeZwaan
					---------------------
					Irene A DeZwaan
					Treasurer (Controller)

EXHIBIT 32.1

			   TELVUE CORPORATION

			CERTIFICATION PURSUANT TO
			   18 U.S.C. sec. 1350,
			AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
	of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material
	respects, the financial condition and result of operations of the Company.

Date:	8/02/06				/s/Joseph M. Murphy
					--------------------
					Joseph M. Murphy
					President (Chief Executive Officer)

EXHIBIT 32.2

			   TELVUE CORPORATION

			CERTIFICATION PURSUANT TO
			   18 U.S.C. sec. 1350,
			AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
	of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material
	respects, the financial condition and result of operations of the Company.


Date:	8/02/06				/s/Irene A. DeZwaan
					-------------------
					Irene A. DeZwaan
					Treasurer (Controller)