Form 10QSB
period 2006-09-30
TELVUE CORP
filed 2006-11-13
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2006

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
Yes   X   No
    ------   ------

Indicate by check mark whether the registrant is a shell company (as defined
in Rule, 12b-2 of the Exchange Act) Yes       No  X
                                       ------   ------

Number of shares of registrant's common stock outstanding as of October 21, 2006: 48,356,407 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                  ------   ------
This report includes a total of 29 pages.


                         TELVUE CORPORATION

                                       INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Balance Sheets as of September 30, 2006
          (unaudited) and as of December 31, 2005

          Statements of Operations for the three
          months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

          Statements of Operations for the nine
          months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

          Statements of Cash Flows for the nine
          months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

          Notes to Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits

PART I.  Financial Information
ITEM I.  Financial Statements
                                 TELVUE CORPORATION
                                   BALANCE SHEETS

                                               September 30,   December 31,
                                                   2006            2005
                                               -------------   -----------

ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $    87,599     $  174,464
  Accounts receivable - trade, net of allowance
   of $57,105 at September 30, 2006 and
   $80,875 at December 31, 2005                     348,564        303,355
  Other receivables   	                                  -         10,900
  Prepaid expenses                                   88,806         40,633
                                                -----------     ----------
     TOTAL CURRENT ASSETS                           524,969        529,352

PROPERTY AND EQUIPMENT
  Machinery and equipment                         6,114,638      5,713,180
  Less accumulated depreciation                   5,275,956      5,135,604
                                                -----------     ----------
                                                    838,682        577,576

OTHER ASSETS                                          8,800          8,800

                                                 ----------     ----------
                                                 $1,372,451     $1,115,728
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                       $   97,017     $  130,716
  Accrued expenses                                  262,258        212,510
  Deferred service revenue                          149,291        129,484
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                      508,566        472,710

LINE OF CREDIT - MAJORITY STOCKHOLDER             1,600,000        200,000

NOTES PAYABLE - MAJORITY STOCKHOLDER                541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER              65,035          1,710

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
 shares authorized, 48,356,407 and 48,336,407
 shares issued and outstanding at September
 30, 2006 and December 31, 2005, respectively       483,564        483,364
 Additional paid-in capital                       4,874,656      4,873,856
 Accumulated deficit                             (6,700,370)    (5,456,912)
                                                 -----------    -----------
                                                 (1,342,150)       (99,692)
                                                 -----------    -----------
                                                 $1,372,451     $1,115,728
                                                 ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                    Three Months Ended
                                                      September 30,
                                              ----------------------------
                                                    2006            2005
                                                    ----            ----
REVENUES
  ANI service                                  $   369,337     $   484,711
  TVTN services                                    141,259          94,982
                                               -----------     -----------
                                                   510,596         579,693
COST OF REVENUES
  ANI services                                     119,124         153,485
  TVTN services                                    134,087         130,331
                                               -----------     -----------
TOTAL COST OF REVENUES                             253,211         283,816
                                               -----------     -----------
GROSS MARGIN                                       257,385         295,877

OPERATING EXPENSES
  Selling and marketing                            408,819         265,536
  General and administrative                       241,215         296,275
  Depreciation & amortization                       62,846          41,813
                                               -----------     -----------
                                                   712,880         603,624
                                               -----------     -----------
OPERATING LOSS                                    (455,495)       (307,747)

OTHER INCOME (EXPENSE)
  Interest income                                   16,386           1,517
  Interest expense                                 (32,934)            -
                                               -----------      ----------
TOTAL OTHER INCOME (EXPENSE)                       (16,548)          1,517

LOSS FROM CONTINUING OPERATIONS                   (472,043)       (306,230)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                           -            (4,452)
                                                 ----------     ----------
NET LOSS                                        $ (472,043)     $ (310,682)
                                                ===========     ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.01)          $(.01)
  FROM DISCONTINUED OPERATIONS                         .00             .00
                                                     ------          ------
    TOTAL                                            $(.01)          ($.01)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,356,407      40,156,708
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                                   TELVUE CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,
                                              ----------------------------
                                                    2006            2005
                                                    ----            ----

REVENUES
  ANI service                                  $ 1,161,458     $ 1,633,962
  TVTN services                                    368,595         156,089
                                               -----------     -----------
                                                 1,530,053       1,790,051
COST OF REVENUES
  ANI services                                     346,795         598,482
  TVTN services                                    407,328         287,422
                                               -----------     -----------
TOTAL COST OF REVENUES                             754,123         885,904
                                               -----------     -----------
GROSS MARGIN                                       775,930         904,147

OPERATING EXPENSES
  Selling and marketing                          1,007,387         700,837
  General and administrative                       806,837         867,752
  Depreciation & amortization                      166,075         112,196
                                               -----------     -----------
                                                 1,980,299       1,680,785
                                               -----------     -----------
OPERATING LOSS                                  (1,204,369)       (776,638)

OTHER INCOME (EXPENSE)
  Interest income                                   17,236           6,856
  Interest expense                                 (63,325)            -
  Gain on sale of equipment                          7,000             -
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (39,089)          6,856

LOSS FROM CONTINUING OPERATIONS                 (1,243,458)       (769,782)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
   component                                           -            (6,175)
                                                -----------     ----------
NET LOSS                                        $(1,243,458)    $ (775,957)
                                                ===========     ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                         $(.03)          $(.03)
  FROM DISCONTINUED OPERATIONS                         .00             .00
                                                     ------          ------
    TOTAL                                            $(.03)          ($.03)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,345,345      30,013,128
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                                   TELVUE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                     Nine Months Ended
                                                       September 30,
                                                    ---------------------
                                                     2006            2005
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(1,243,458)     $(775,957)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation & amortization                      166,075        112,196
   Gain on sale of property and equipment            (7,000)           -
   Expense of previously capitalized
    installation and production costs                19,440            -
Changes in assets and liabilities:
  Decrease (increase) in -
   Accounts receivable - trade                      (45,209)        95,468
   Other receivables                                 10,900            -
   Prepaid expenses                                 (48,173)       (43,638)
   Current assets from discontinued operations           -          48,572
  Increase (decrease) in -
   Accounts payable - trade                         (33,699)        18,065
   Accrued expenses                                  49,748        (67,330)
   Deferred service revenue                          19,807         34,396
   Accrued interest - majority stockholder           63,325            -
   Current liabilities from discontinued operations     -           (8,948)
                                                   ---------      --------
    NET CASH USED BY OPERATING ACTIVITIES         (1,048,244)     (587,176)
                                                   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (446,621)      (334,698)
  Proceeds from sale of property and equipment        7,000             -
                                                   ---------       --------
   NET CASH USED BY INVESTING ACTIVITIES           (439,621)      (334,698)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder                                   1,400,000            -
  Issuance of common stock                             1,000            -
                                                   ---------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES       1,401,000            -

NET DECREASE IN CASH AND CASH EQUIVALENTS           (86,865)      (921,874)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                174,464      1,206,219
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   87,599     $  284,345
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



                                     TELVUE CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ----------------------

Summary Financial Information and Results of Operations
--------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September
30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.

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

2. DISCONTINUED OPERATIONS:
    ------------------------

In the second quarter of 2004, the Company made a decision to discontinue the business segment that operated under the name, Source Communications Group ("Source"). Source functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. This decision was made as a result of the ongoing losses produced by the Source segment and the amount of time and resources required to run the segment. The Company has been using and continues to use its time and resources to focus on growing its TVTN (as referenced in footnote 9 of this report) business (see Part I, Item 2, of this report, "Management's Discussion and Analysis or Plan of Operation").

The results for the Source segment have been classified as discontinued operations for all periods presented in the Statements of Operations. Cash flows related to discontinued operations have not been segregated in the Statement of Cash Flows.

No assets and liabilities from discontinued operations exist at the nine months ended September 30, 2006 or December 31, 2005. During the nine months ended September 30, 2005 there was an operating loss from discontinued operations of $6,175 as a result of a hardware sales and service refund of $1,503, cost of goods sold for hardware sales of $1,260 and selling, administrative and depreciation expenses of $3,412.

3.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

No income tax expense or interest expense was paid during either the three or nine months ended September 30, 2006 or 2005.

Non-cash Investing and Financing Transactions
---------------------------------------------
On June 16, 2005, Mr. Lenfest agreed to relinquish his right to all accrued but unpaid dividends attributable to the redeemable convertible Preferred Stock. Therefore $3,061,269 of accrued dividends was reversed and included in stockholders' equity as a decrease to the Company's accumulated deficit as of September 30, 2005.

4  EARNINGS PER COMMON SHARE:
   --------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three and nine months ended September 30, 2006, respectively, and 2005, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit from continuing operations for the nine months ended September 30, 2006 and 2005 consist of the following components:

                                                  2006               2005
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                         371,000           263,826
 State                                           102,000            72,746
                                               ----------        ----------
                                                 473,000           336,572
Valuation allowance increase                    (473,000)         (336,572)
                                               ----------        ----------
                                                     -                -
                                               ----------        ----------
                                               $     -           $    -
                                               ==========        ==========

TelVue recorded an increase in valuation allowance of $473,000 and $336,572 at September 30, 2006 and 2005, respectively, to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $4,000,000 on a tax-reporting basis as of September 30, 2006.
The carry forward will begin to expire in 2010, if not utilized.

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

Line of Credit (Note#1) - Majority Stockholder
----------------------------------------------
On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest ("Note#1"). Under the terms of Note#1, the Company may borrow, from time to time, up to the maximum principal amount of Note#1 which is $3,800,000. The minimum advance under Note#1 is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). Note#1 contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under Note#1 may be declared immediately due and payable. The Line of Credit is unsecured and will expire on November 23, 2011, unless extended or renewed. Principal and interest on Note#1 are also due and payable on November 23, 2011. As of September 30, 2006, $1,600,000 in borrowings has been made under the line of credit with accrued interest of $65,035.

Line of Credit (Note#2) - Majority Stockholder
----------------------------------------------
On November 3, 2006, the Company entered into an additional Line of Credit Note ("Note#2") with Mr. Lenfest, in the principal amount of Ten Million Dollars ($10,000,000). Under this Line of Credit, the Company may request up to $5,000,000 for general working capital. The Company may request up to an additional $5,000,000 available under this Line of Credit for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under Note#2 is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). Note#2 contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under Note#2 may be declared immediately due and payable. Note#2 is unsecured and will expire six years from the date of the first advance under Note#2 unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under Note#2.

7.  CAPITAL STOCK:
    -------------

Redeemable Convertible Preferred Stock
--------------------------------------
On June 16, 2005, Mr. Lenfest, the holder of all of the Company's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed the Company of his intent to convert all of his 3,518,694 shares of Preferred Stock into the Company's common stock, $0.01 par value
(the "Common Stock").  Each share of Preferred Stock was convertible into
6.667 shares of Common Stock. Prior to June 16, 2005, the $3,518,694 reflected on the Company's balance sheet as Preferred Stock had been classified outside of stockholders' deficit because Mr. Lenfest, as the majority stockholder, could designate all of the Company's directors and, therefore, could influence the Company's willingness to cause redemption of the Preferred Stock. The conversion of the Preferred Stock to Common Stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit, and, as a result of the conversion, the Company issued, 23,459,133 shares of Common Stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the Common Stock of the Company, after the cancellation of the Common Stock Warrants described below, was approximately 78.7 percent at September 30, 2006. On August 21, 2006, the Board of Directors, with Mr. Lenfest abstaining, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his preferred stock.

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

Summarized financial information by reporting segment as of and for each of the nine months ended September 30, 2006 and 2005, is as follows:

Nine months ended September 30, 2006      ANI          TVTN         Total
------------------------------------   ----------  -----------   ----------
Revenues                               $1,161,458  $  368,595    $1,530,053
Operating income (loss)                   567,875  (1,772,244)   (1,204,369)
Interest expense                              -        63,325        63,325
Income (loss)from continuing
  operations                              592,111  (1,835,569)   (1,243,458)
Capital expenditures                        2,810     443,811       446,621


Nine months ended September 30, 2005      ANI           TVTN        Total
------------------------------------   ----------   ----------   ----------
Revenues                               $1,633,962   $  156,809   $1,790,051
Operating income (loss)                   333,030   (1,109,668)    (776,638)
Income (loss) from continuing
  operations                              339,886   (1,109,668)    (769,782)
Capital expenditures                       14,904      319,794      334,698

10. COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company provided ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. At the time of the filing pre-bankruptcy, outstanding accounts receivable from Adelphia of $157,210 were due to the Company. During the fourth quarter of 2002, the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. During August 2006, the Company received payments totaling $48,949 from Adelphia which represented payment of a number of outstanding invoices at 100% of their value. Because these invoices had a previously established bad debt reserve of 50% of their value, the Company reduced the bad debt reserve by $24,474 at September 30, 2006. It is not known when the Company will receive payment for the remaining Adelphia pre-bankruptcy billings or if the billings will be paid in their entirety. As of September 30, 2006, there remain unpaid bankruptcy claims due to TelVue totaling $108,261, and an accompanying bad debt reserve against these invoices of $54,131 (50% of the invoice value). A 50% bad debt reserve for the remaining invoices continues to be management's estimate of the potentially uncollectible portion. Billings subsequent to the bankruptcy filing date were payable under the Company's normal terms of net 20 days.

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

     The ANI service permits cable television companies to process special ordering services without the attendant high manpower requirements or extensive
physical plant and facilities that are otherwise required.   TelVue provides
the ANI service through equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak" which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect" which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. The equipment also announces promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon.

     In 2003, TelVue developed the TVTN product and service and has applied for two patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program, TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, and the reasons for the decrease. TelVue further discusses the significant loss of a large portion of its subscriber base for the ANI service when comparing the nine months ended September 30, 2006 to 2005. This was caused by a large satellite provider processing its ANI orders internally and thereby ceasing to use TelVue's ANI ordering service. In addition, cable operators are moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order
digital pay-per-view or video on demand via the set top box.   TelVue also
discusses the marketing of its TVTN service and the growth in TVTN revenue and expenses.

     The ANI segment had operating income of $192,287 and $567,875 for the three and nine months ended September 30, 2006, respectively, compared to $214,286 and $333,030 for the three and nine months ended September 30, 2005, respectively. The increase in operating income for the nine months ended September 30, 2006 was mainly a result of allocating more overhead and payroll expenses, approximately 80%, to the TVTN segment as a result of the TelVue labor force spending the majority of its time on TVTN related work. This new allocation was implemented on July 1, 2005; and therefore, the comparative data for the nine months ended September 30, 2005 only reflects this change for the period July 1, 2005 through September 30, 2005. There was a decrease in ANI service revenue of $115,374 and $472,504 for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005.
As expected, pay-per-view buy revenue decreased $39,125 and $189,269 for the three and nine months ended September 30, 2006, respectively, and feature and data link revenue decreased $69,186 and $258,939 for the three and nine months ended September 30, 2006, respectively. These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2005 (as discussed below). TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

     As of September 30, 2006, TelVue was serving approximately 4.8 million full-time cable subscribers compared to approximately 5.4 million full-time cable subscribers served as of September 30, 2005. During September 2005, Dish Network performed the final transition of its movie traffic onto its internal network and TelVue stopped providing pay per view ordering to the 11.2 million Dish Network satellite subscribers. Dish Network provided approximately $260,000 in annual ANI service revenue. TelVue continues to provide speech recording services to Dish Network which generates approximately $60,000 to $90,000 in annual revenue. During the nine months ended September 30, 2006, approximately 422,000 cable subscribers cancelled the ANI service and 139,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

     ANI cost of revenues decreased $34,361 and $251,687 for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005. This decrease was partially due to a reduction in trunk and data link expenses of $33,836 and $158,483 for the three and nine months ended September 30, 2006, respectively, as a result of serving fewer subscribers. There was also a reduction in technical payroll and payroll taxes and benefits of $2,193 and $74,143 for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005, as a result of allocating more of the technical payroll and benefits to the TVTN segment effective July 1, 2005. Selling expenses related to the ANI service increased $1,129 and decreased $9,937 for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005. The decrease for the nine months ended September 30, 2006, is mainly the result of moving marketing and sales personnel to the TVTN segment. ANI segment general and administrative expenses decreased $50,570 and $413,156 for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005, as a result of allocating a larger percentage of rent, overhead expenses, and payroll to the TVTN segment effective July 1, 2005.

     The TVTN service had an operating loss of $647,782 and $1,772,244 for the three and nine months ended September 30, 2006, respectively, compared to an operating loss of 522,033 and $1,109,668 for the three and nine months ended September 30, 2005, respectively. TVTN service revenue increased $46,277 and $212,506 for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of September 30, 2006, TVTN was providing service to 78 towns/schools/retirement communities compared to 30 towns at September 30, 2005, and also had 61 sponsors launched and funding the town's channel as of September 30, 2006, compared to 12 sponsors launched at September 30, 2005. TelVue is marketing the TVTN service nationally with an initial focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in California, Florida, Massachusetts, Missouri, New York, North Carolina and Virginia; the remainders are in the New Jersey, Pennsylvania and Delaware areas. Cost of revenues for the TVTN service increased $3,756 and $119,906 for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005, mainly as a result of payroll for additional production and design personnel. Selling expenses related to the TVTN service increased $142,154 and $316,487 for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005.
The increase was a result of additional sales personnel hired to aggressively market and sell the TVTN service as well as increases in advertising, commission, travel and trade show expenses. TVTN general and administrative expenses decreased $4,490 and increased $356,731 for the three and nine months ended September 30, 2006, respectively. This decrease was primarily a result of allocating a larger portion, approximately 80%, of rent and other operational expenses to the TVTN segment beginning July 1, 2005. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN service increase.

    TelVue had a net loss of $472,043 and $1,243,458 for the three and nine months ended September 30, 2006, respectively, compared to a net loss of $310,682 and $775,957 for the three and nine months ended September 30, 2005, respectively. At September 30, 2006 and 2005, TelVue recorded valuation allowance increases of $473,000 and $336,572, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $4,000,000 on a tax-reporting basis as of September 30, 2006 (see Note 5 of TelVue's accompanying financial statements).

     During the nine months ended September 30, 2006, TelVue purchased $446,621 of equipment compared to $334,698 purchased during the nine months ended September 30, 2005. The majority of the equipment purchased during the nine months ended September 30, 2006 and 2005, was for software development and equipment related to the TVTN service. Depreciation and amortization expense increased $53,879 for the nine months ended September 30, 2006, as a result of the purchases. Depreciation and amortization accounted for 8% and 7% of total operating expenses for the nine months ended September 30, 2006 and 2005, respectively.

     As of September 30, 2006, TelVue maintained a bad debt reserve in the amount of $57,105. The majority of the reserve, $54,131, represents 50% of the outstanding balance due from Adelphia Communications, Inc. ("Adelphia") as a result of the bankruptcy filing date on June 25, 2002 (see Note 10 to the financial statements included herein). During August 2006, Adelphia made payments to TelVue for two bankruptcy claims at 100% of their value totaling $48,949. TelVue had previously set up a bad debt reserve of 50% on these outstanding invoices. Since these invoices were paid at 100% of their value, an adjustment of $24,474 was made to the bad debt reserve to recover the previously written off debt. In addition to this payment, Adelphia also paid $16,203 for accrued interest, calculated at an annual rate of 8% beginning in 2003, for the two recent claims paid. There are still unpaid bankruptcy claims due to TelVue totaling $108,261, with a bad debt reserve of $54,131.

     TelVue's days for sales in average accounts receivable, not including the outstanding Adelphia balances, was 46 days at September 30, 2006, compared to 54 days at September 30, 2005. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $1,048,244 and $587,176 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash flow over 2005 was primarily due to a reduction in ANI service revenue and an increase in TVTN expenses (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest"), and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. These loans and accrued interest were repaid in their entirety during 2003. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001.

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

     On April 27, 2005, TelVue entered into a Line of Credit Note (the "Note#1) with Mr. Lenfest. The Note#1 was secured to provide funding to grow the TVTN service. Under the terms of the Note#1, TelVue may borrow, from time to time, up to the maximum principal amount of the Note#1 which is $3,800,000. The minimum advance under the Note#1 is $100,000 and the interest rate of the Note#1 is equal to the prime rate plus one percent (1%). The Note#1 contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Note#1 may be declared immediately due and payable. The Note#1 is unsecured and will expire six years from the date of the first advance under the Note#1, which is November 23, 2011, unless extended or renewed. Principal and interest on the Note#1 are also due and payable on November 23, 2011. During the nine months ended September 30, 2006, TelVue borrowed $1,400,000 under the terms of the Note#1, bringing outstanding borrowings under the Note#1 to $1,600,000 and accrued interest on the borrowings to $65,035 as of September 30, 2006. TelVue is borrowing approximately $200,000 per month under this Note#1 and anticipates that the funds will be exhausted by August 2007 or sooner.

     As a result of this, TelVue entered into an additional Line of Credit Note ("Note#2") with Mr. Lenfest on November 3, 2006, in the principal amount of Ten Million Dollars ($10,000,000). Under this Line of Credit, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under this Line of Credit for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under Note#2 is $100,000 and the interest rate of Note#2 is equal to the prime rate plus one percent (1%). Note#2 contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Note#2 may be declared immediately due and payable. Note#2 is unsecured and will expire six years from the date of the first advance under the Note#2 unless extended or renewed. Principal and interest on Note#2 are also due and payable six years from the date of the first advance under Note#2.

     On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock. Each share of Preferred Stock was convertible into
6.667 shares of common stock. The conversion of the Preferred Stock to common stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit. As a result of the conversion, TelVue issued 23,459,133 shares of Common stock to Mr. Lenfest. Mr.Lenfest's beneficial ownership interest in the common stock of TelVue, after the cancellation of the Warrants to purchase common stock described below, was approximately 78.7 percent as of December 31, 2005. The Preferred Stock was eliminated and is included as 23,459,133 shares of common stock in the stockholders' equity section of the balance sheet. On August 21, 2006, the Board of Directors, with Mr. Lenfest abstaining, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his preferred stock.

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

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the nine months ended September
30, 2006, TelVue had 422,000 subscribers cancel service and only 139,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

     TelVue is dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for the TVTN service. As discussed above TelVue believes the financing from Mr. Lenfest under the Note#1 described above will be exhausted by approximately August 2007 or sooner. As a result of this, TelVue secured on November 3, 2006, Note#2 from Mr. Lenfest to help TelVue grow the TVTN service to a profitable level. Both Note#1 and Note#2 will help to fund the growth of the TVTN service as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell the TVTN service. However, there can be no assurance that its marketing efforts will be successful.

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
	TelVue and H.F. (Gerry) Lenfest (incorporated by reference to the September 30, 2005 Form 10-QSB, File No. 000-17170).

4.6	Waiver by H.F.(Gerry) Lenfest, waiving the right to receive past,
	present or future dividends with respect to the TelVue's Class A Redeemable Convertible Preferred Stock (incorporated by reference to the September 30, 2005 Form 10-QSB, File No.000-17170).

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

10.6	Second Amendment to Office Lease Agreement Dated May 5, 1999,
	between TelVue and Bloom Associates (incorporated by reference to the 1999 Form 10-KSB, File No. 000-17170).

10.7	Third Amendment to Office Lease Agreement Dated April 28, 2004,
	between TelVue and Bloom Associates (incorporated by reference to the June 30, 2006 Form 10-QSB, File No. 000-17170).

10.8	Fourth Amendment to Office Lease Agreement Dated April 19, 2006,
	between TelVue and The Bloom Organization of South Jersey, LLC (incorporated by reference to the June 30, 2006 Form 10-QSB, File No. 000-17170).

10.9	Asset Purchase Agreement by and among TelVue and J.D. Kraengel and
	Associates, Inc. f/k/a Dacon Corporation d/b/a Source Communications Group and Jeffrey Kraengel, dated February 14, 2001 (incorporated by reference to the March 26, 2001 Form 8-K, File No. 000-17170).

10.10	Retirement Agreement dated April 29, 2004 between TelVue and Frank
	J. Carcione (incorporated by reference to the December 31,2004 Form 10-KSB (the "2004 Form 10-KSB"), File No. 000-17170).

10.11	Summary of Director Compensation (incorporated by reference to the
	2004 Form 10-KSB, File No. 000-17170).

10.12	Summary of Executive Compensation, as amended (included herein).

10.13	Line of Credit Note, dated April 27, 2005,  between H.F. (Gerry)
	Lenfest and TelVue (incorporated by reference to the Form 8-K filed on May 3, 2005, File No. 000-17170).

10.14	Amended and Restated Promissory Note, in the principal amount of
	$541,000, dated June 16, 2005, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the September 30, 2005 Form 10-QSB, File No. 000-17170).

10.15	Line of Credit Note, dated November 3, 2006,  between H.F. (Gerry)
	Lenfest and TelVue (incorporated by reference to the Form 8-K filed on November 3, 2006, File No. 000-17170).

11.	Statement re:  Computation of Per Share Earnings (see TelVue's
	September 30, 2006 Financial Statements included herein).

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

                                                   TELVUE CORPORATION


DATED: 11/13/06                   By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED: 11/13/06                  By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)



                                  EXHIBIT INDEX

10.12 Summary of Executive Compensation

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

EXHIBIT 10.16

                   SUMMARY OF EXECUTIVE COMPENSATION

Joseph M. Murphy, President and Chief Executive Officer is employed on an at-will basis and is paid an annual salary of $200,000 and an annual car allowance of $5,400. Mr. Murphy also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Murphy, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

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

Stanley Green, Senior Vice President, formerly a part-time consultant, was hired full time on July 1, 2006. He is employed on an at-will basis and is paid an annual salary of $195,000. Effective October 1, 2006, Mr. Green also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Greene, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

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


Dated: 11/13/06                   By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)

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


Dated: 11/13/06                  By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)

EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph
M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: 11/13/06                   By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: 11/13/06                  By:   /s/Irene A. DeZwaan
                                        ----------------------------------
                                        Irene A. DeZwaan
                                        Treasurer (Controller)