Form 10KSB
period 2006-12-31
TELVUE CORP
filed 2007-03-29
CIK 839443

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
`
                For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----      -----
Indicate by check mark whether the registrant is an accelerated filer (As
defined in Rule 12b-2 of the Exchange Act.  Yes     No  X
                                               ----   ----
Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No   X
                                                 ----    ----

The Issuer's revenue for the fiscal year ended December 31, 2006 was $2,089,397.

The Aggregate Market Value of voting and non-voting common equity held by Non-affiliates of the Issuer as of March 15, 2007, based on a per share average bid and asked price of $.07 was $727,058.

Number of shares of Issuer's common stock outstanding as of March 15, 2007:
48,356,407 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    _____    _____

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2006, are incorporated by reference into Part III of this Form 10-KSB.

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

	TelVue operates two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service"). The other segment is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology (the "TVTN Network"). TelVue previously had a business segment that operated under the name, Source Communications Group ("Source"), and functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations.

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

	The ANI service segment is principally a service-oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment used is owned and installed by TelVue. The equipment is located at TelVue's home office in Mt. Laurel, New Jersey.
The equipment provides enhanced service features, such as, "Custom Greeting" which identifies the cable operator by name, "Title Speak," which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect," which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. TelVue believes that these enhanced service features are necessary for it to remain competitive within the pay-per-view ANI industry. The equipment also speaks promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). During 2006, no additional equipment purchases or software modifications were required to provide the ANI service. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon.

	As of December 31, 2006, TelVue had contracts to provide service to 262 cable television systems, serving approximately 4.8 million subscribers compared to approximately 5.1 cable subscribers served as of December 31, 2005. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access. In addition, cable operators are moving their subscriber base onto two-way digital ordering. As a result of this shift in the cable operators' business, TelVue is experiencing a decline in the number of subscribers it serves and expects a continued erosion of its subscriber base (see Item 6, Management's Discussion and Analysis or Plan of Operation, of this Report).

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

	In 2003, TelVue developed a new product and service called the TVTN Network and applied for two patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program, TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

	The TVTN Network segment is principally a service-oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment and software used is owned and installed by TelVue and is located at the customer's facility. During 2006, equipment purchases and software modifications of $552,687 were made for the TVTN Network.

	As of December 31, 2006, TelVue had contracts to provide TVTN Network to 94 towns, schools, and retirement communities and 79 contracts from sponsors to fund some of the channels on these towns, schools, and retirement communities. The town/school/retirement community contracts generally carry a term of three or five years and can be cancelled with 90 days written notice. The monthly charges to maintain a channel are billed one quarter in advance and payment is due within 20 days of the billing date. The sponsor contracts are generally for periods of six to twelve months with automatic renewals. Charges to the sponsors of the channels are billed one month in advance and payment is due within 20 days of the billing date.

	On March 12, 2007, TelVue acquired the Princeton Server Group ("PSG") for $6.1 million and the forgiveness of a $400,000 note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets their product to PEG TV and local origination broadcast stations, professional broadcast stations and schools and universities. While TVTN specializes in creating a customized look for the PEG Channels and provides localized and dynamic content, PSG provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG channel. TelVue acquired PSG because it believes PSG and the TVTN Network together will provide a complete technology and support solution to owners and operators of PEG Access Channels.

	The Source segment was acquired on March 9, 2001 for $1.3 million pursuant to TelVue's acquisition of the assets of J.D. Kraengel and Associates, Inc., f/k/a Dacon Corporation d/b/a Source Communications Group, a Delaware corporation located in Mullica Hill, NJ. The Source segment sold and installed computer related equipment, network systems, software, and data communications equipment. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations. The decision to discontinue was a result of the ongoing losses produced by the segment and the amount of time and resources required to run the segment. TelVue made an effort to sell a portion of the Source segment but was not successful.

	For information regarding TelVue's revenue, operations and assets, please refer to TelVue's financial statements included at Item 7 of this Report and Management's Discussion and Analysis or Plan of Operation included at Item 6 of this Report.

LICENSES AND PATENTS

	On July 8, 2003, TelVue filed for a patent for its TVTN Network. The TVTN Network provides the operators of Cable TV Government Access Channels, typically schools, towns, and retirement communities, with the ability to generate a computerized TV signal on those channels. The TVTN signal is comprised of pictures, headlines, voice-over narration, full motion video clips and graphics. The pending patent includes the WEBUS system. The WEBUS system is a proprietary system that allows TVTN customers to independently post messages on their TV channel remotely and instantaneously. On July 27, 2005, TelVue filed for a second patent for its TVTN Network which encompasses three additional claims. The claims consist of (i) WEBLINX, a process that allows the TVTN content to appear on an affiliated website; (ii) a system for installation of a text-to-speech conversion that converts text screens to speech for use on the radio; and (iii) a mass emergency broadcast system which allows one WEBUS user to broadcast an emergency message to one or more TVTN affiliates simultaneously.

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

	TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) HPs that TelVue owns.
TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue had purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2006.

	TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge and nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

	Sales of TelVue's ANI service to date have been made to operating cable television companies with a broad geographical distribution. Relations with all customers are good. Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers TelVue serves is declining and it is unable to attract many new cable customers to its ANI service. TelVue's ANI service is not seasonal in any material respect. Ordering problems common to all providers of pay-per-view services include the geographically dispersed points of sale, the high concentration of orders around the start time of a pay-per-view event and the need to make the ordering mechanism sufficiently easy to accommodate the impulsive purchasing patterns of ordering subscribers. TelVue believes its services resolve these pay-per-view ordering problems. As of December 31, 2006, there were two Multi System Operators ("MSOs") that individually comprised more than 10% of TelVue's ANI service revenues. Percentages of service revenue may vary as cable operators continue to consolidate their systems with other cable operators, as cable operators leave the ANI service and as the TVTN Network grows.

	The TVTN Network is marketed using direct mail and telemarketing to municipal and school officials while attending various League of Municipality and school conferences to demonstrate the service. Trade shows are also used as a major marketing tool for the TVTN Network. In addition, TelVue utilizes website, internet meeting rooms, and demonstration DVDs and CDs to sell the TVTN Network.

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

EMPLOYEES

	At December 31, 2006, TelVue had twenty-seven full-time employees and two part-time employees. Additional personnel may be added as circumstances require.

BACKLOG

	TelVue's ANI service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment. The TVTN Network revenues are computed and assessed a fixed monthly support and initial installation fee. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue.

RESEARCH AND DEVELOPMENT

	TelVue is principally a sales and marketing company. Therefore, TelVue has not performed, and does not anticipate it will perform, any significant or material research and development in the future.

ITEM 2.     PROPERTIES

	TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2009. However, TelVue has the right to terminate the lease a year early provided it gives 120 days prior notice and pays a termination fee of $2,184. The office space is used to house the equipment used to provide the ANI service and the TVTN Network, as well as the executive, sales, secretarial and technical support personnel.

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

                             PART II

ITEM 5. MARKET FOR THE ISSUER'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

	The Issuer's common stock is traded in the Over-the-Counter Market. Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

      QUARTER 2006                          HIGH                    LOW

        First                               $.04                   $.02

        Second                              $.035                  $.02

        Third                               $.09                   $.03

        Fourth                              $.08                   $.031


      QUARTER 2005

        First                               $.042                  $.02

        Second                              $.032                  $.018

        Third                               $.062                  $.015

        Fourth                              $.03                   $.018

	As of March 15, 2007, there were 312 holders of record of the common stock of TelVue.

	TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its common stock in the foreseeable future. Holders of the common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

	Shares of common stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. On August 21, 2006, the Board of Directors, with Mr. Lenfest abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his preferred stock in August 2005. As of March 15, 2007, 41,340,632 shares of TelVue's common stock were entitled to 10 votes per share. The remaining 7,015,775 shares of common stock were entitled to one vote per share. Mr. Lenfest, TelVue's majority stockholder, owns 38,016,586 shares of common stock, all of which are entitled to ten votes per share.

EQUITY COMPENSATION PLAN INFORMATION

                     NUMBER OF
                  SECURITIES TO BE    WEIGHTED-AVERAGE       NUMBER OF
                     ISSUED UPON     EXERCISE PRICE OF      SECURITIES
                     EXCERISE OF        OUTSTANDING          REMAINING
                      OUTSTANDING     OPTIONS, WARRANTS     AVAILABLE FOR
                  OPTIONS, WARRANTS      AND RIGHTS        FUTURE ISSUANCE
PLAN CATEGORY       AND RIGHTS       COMPENSATION PLANS      UNDER EQUITY
-------------     -----------------  ------------------    ---------------
   Equity
compensation plans
  approved by
security holders        2,016,667              $.045            7,411,250

  Equity
compensation plans
  not approved by
security holders             (a)                 (a)                 (a)
                          400,000(b)            .045(b)              (b)


                        ---------              -----            ---------
Total                   2,416,667              $.045            7,411,250
                        =========              =====            =========

a)	In December 1997, TelVue adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of per share fair market value of the common stock as of the board of directors meeting date or $.05 per share.

b)	Shares issued by TelVue to certain consultants of its TVTN Network.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

	During the year ended December 31, 2006, TelVue operated two business segments. One segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service"). The other segment is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology (the "TVTN Network"). TelVue previously operated a business segment under the name, Source Communications Group ("Source"), which functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations.

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

	In 2003, TelVue developed the TVTN product and service and has applied for two patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program, TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

RESULTS OF OPERATIONS:

	The following discussion deals, at some length, with the increase in the operating loss for the year ended December 31, 2006, compared to the year ended December 31, 2005, and the reasons for the decrease. TelVue further discusses the growth in TVTN revenue and expenses as well as its efforts to market the TVTN Network. TelVue also discusses the decrease in ANI service revenue.

	The ANI segment had an operating income of $763,028 for the year ended December 31, 2006, compared to $517,883 for the year ended December 31, 2005. The increase in operating income for the year ended December 31, 2006 was mainly a result of allocating more overhead and payroll expenses, approximately 80%, to the TVTN segment as a result of the TelVue labor force spending the majority of its time on TVTN related work. This new allocation was implemented on July 1, 2005; and therefore, the comparative data for the year ended December 31, 2005 only reflects this change for the period July 1, 2005 through December 31, 2005. There was a decrease in ANI service revenue of $532,226 for the year ended December 31, 2006, when compared to the year ended December 31, 2005. As expected, pay-per-view buy revenue decreased $201,848 and feature and data link revenue decreased $301,356 for the year ended December 31, 2006. These decreases were due to a reduction in the number of subscribers served during 2006 and a decrease in the use of ANI for existing subscribers (as discussed below). TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

	As of December 31, 2006, TelVue was serving approximately 4.8 million full-time cable subscribers compared to approximately 5.1 million full-time cable subscribers served as of December 31, 2005. During September 2005, Dish Network performed the final transition of its movie traffic onto its internal network and TelVue stopped providing pay per view ANI ordering to its 11.2 million Dish Network satellite subscribers. TelVue continues to provide speech recording services to Dish Networks which generated approximately $90,000 in annual ANI revenue during 2006 compared to $210,000 generated in 2005, when Dish Network was also using the pay per view ANI ordering service in addition to speech recording. During the year ended December 31, 2006, approximately 429,000 cable subscribers cancelled the ANI service and 160,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects its ANI revenue and operating income to continue to decrease indefinitely.

	ANI cost of revenues decreased $267,356 for the year ended December 31, 2006, when compared to the year ended December 31, 2005. This decrease was partially due to a reduction in trunk and data link expenses of $168,286 for the year ended December 31, 2006, as a result of serving fewer subscribers. There was also a reduction in technical payroll and payroll taxes and benefits of $78,415 for the year ended December 31, 2006, compared to the year ended December 31, 2005, as a result of allocating more of the technical payroll and benefits to the TVTN segment effective July 1, 2005. Selling expenses related to the ANI service decreased $4,028 for the year ended December 31, 2006, compared to 2005, mainly as a result of moving marketing and sales personnel to the TVTN segment. ANI segment general and administrative expenses decreased $462,553 for the year ended December 31, 2006, compared to 2005, as a result of allocating a larger percentage of rent, overhead expenses, and payroll to the TVTN segment effective July 1, 2005. In addition TelVue had a recovery of bad debt expense of $78,605 in 2006 as a result of reversing the Adelphia Communications, Inc. ("Adelphia") bad debt expense previously recorded in 2003 (see below).

	As of December 31, 2006, TelVue maintained a bad debt reserve in the amount of $3,000 compared to a bad debt reserve of $80,875 at December 31, 2005. The majority of the 2005 reserve, $78,605, represented 50% of the outstanding balance due from Adelphia as a result of the bankruptcy filing date on June 25, 2002. During 2006, Adelphia made payments to TelVue for two bankruptcy claims at 100% of their value totaling $48,949. In February 2007, Adelphia paid the remaining outstanding invoices at 100% of their value. As a result of the payments, the bad debt reserve of $78,605 was reversed and recorded as bad debt recovery in the general and administrative expenses of the ANI segment.

	The TVTN Network had an operating loss of $2,512,337 for the year ended December 31, 2006, compared to an operating loss of $1,740,260 for the year ended December 31, 2005. TVTN Network revenue increased $376,880 for the year ended December 31, 2006, compared to 2005. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN Network, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN Network. As of December 31, 2006, TVTN was providing service to 94 towns/schools/retirement communities compared to 43 towns at December 31, 2005, and also had 79 sponsors launched and funding the town's channel as of December 31, 2006, compared to 31 sponsors launched at December 31, 2005. TelVue is marketing the TVTN Network nationally with an initial focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in Delaware, New Jersey and New York, as well as California, Florida, Massachusetts, Missouri, New York, North Carolina and Virginia. Cost of revenues for the TVTN Network increased $180,441 for the year ended December 31, 2006, compared to 2005, mainly as a result of payroll for additional production and design personnel.
Selling expenses related to the TVTN Network increased $489,751 for the year ended December 31, 2006, compared to 2005. The increase was a result of additional sales personnel hired to aggressively market and sell the TVTN Network as well as increases in advertising, commission, travel and trade show expenses. TVTN general and administrative expenses increased $371,628 for the year ended December 31, 2006. This decrease was primarily a result of allocating a larger portion, approximately 80%, of rent and other operational expenses to the TVTN segment beginning July 1, 2005. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN Network increase.

	TelVue had a net loss of $1,834,515 and $1,273,237 for the year ended December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, TelVue recorded valuation allowance increases of $1,908,819 and $1,203,644, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $4,600,000 on a tax-reporting basis as of December 31, 2006 (see Note 11 of TelVue's accompanying financial statements).

	During the year ended December 31, 2006, TelVue purchased $552,687 of equipment compared to $492,929 purchased during the year ended December 31, 2005. The majority of the equipment purchased during the year ended December 31, 2006 and 2005 was for software development and equipment related to the TVTN Network. Depreciation and amortization expense increased $63,703 for the year ended December 31, 2006, as a result of the purchases. Depreciation and amortization accounted for 8% and 7% of total operating expenses for the year ended December 31, 2006 and 2005, respectively.

	TelVue's days for sales in average accounts receivable, not including the outstanding Adelphia balances, was 44 days at December 31, 2006, compared to 51 days at December 31, 2005. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $1,438,620 and $783,677 for the year ended December 31, 2006 and 2005, respectively. The decrease in cash flow over 2005 was primarily due to a reduction in ANI service revenue and an increase in TVTN expenses (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

	Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's Common Stock and Preferred Stock to Mr. H.F. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. These loans and accrued interest were repaid in their entirety during 2003. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001.

	In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest, extended the maturity date of the non-interest bearing Science Note in the principal amount of $541,000 to January 1, 2011.

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

	On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005 Note) with Mr. Lenfest. The 2005 Note was secured to provide funding to grow the TVTN Network. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others,non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23,2011. During the year ended December 31, 2006, TelVue borrowed $2,000,000 under the terms of the 2005 Note, bringing outstanding borrowings under the 2005 Note to $2,200,000 and accrued interest on the borrowings to $111,735 as of December 31, 2006. TelVue is borrowing approximately $200,000 per month under the 2005 Note and anticipates that the funds will be exhausted by August 2007 or sooner.

	As a result of the depletion of the credit under the 2005 Note by August 2007, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of Ten Million Dollars ($10,000,000). Under this Line of Credit, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under this Line of Credit for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006
Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December
26, 2006. As of December 31, 2006 the outstanding borrowings under the 2006 Note was $400,000 (see below for description of this borrowing).

	On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note, to loan to Princeton Server Group ("PSG") to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008.
The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The note was scheduled to mature in January 2012. The Company had the option to convert the unpaid principal balance of the note and all accrued interest into common stock of PSG. In connection with the PSG Note the TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016. The PSG Note was forgiven on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG (see below and Note 4 and Note 16 of TelVue's accompanying financial statements).

	On March 12, 2007, PSG was acquired by TelVue, for $6.1 million and the forgiveness of the PSG Note (described above). TelVue borrowed $6.1 million from Mr. Lenfest under the 2006 Note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets their product to PEG TV and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a complete technology and support solution to owners and operations of PEG Access Channels.

	On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock. Each share of Preferred Stock was convertible into 6.667 shares of common stock. The conversion of the Preferred Stock to common stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit. As a result of the conversion, TelVue issued 23,459,133 shares of Common stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the common stock of TelVue, after the cancellation of the Warrants to purchase common stock described below, was approximately 78.3 percent as of December 31, 2006.
The Preferred Stock was eliminated and is included as 23,459,133 shares of common stock in the stockholders' equity section of the balance sheet. On August 21, 2006, the Board of Directors, with Mr. Lenfest abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his preferred stock.

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

	TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the year ended December 31, 2006, TelVue had 429,000 subscribers cancel service and only 160,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

	TelVue is dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for the TVTN Network as well as the newly acquired PSG subsidiary. As discussed above TelVue believes the financing from Mr. Lenfest under the 2005 Note will be exhausted by approximately August 2007 or sooner. As a result of this, TelVue secured the 2006 Note from Mr. Lenfest to help TelVue grow the TVTN Network to a profitable level. Both the 2005 Note and 2006 Note will help to fund the growth of the TVTN Network and the PSG subsidiary, as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell the TVTN Network and PSG service. However, there can be no assurance that its marketing efforts will be successful.

ITEM 7.    FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm dated March
	15, 2007.

	Balance Sheets as of December 31, 2006 and 2005.

	Statements of Operations for the years ended December 31, 2006 and 2005.

	Statements of Stockholders' Deficit for the years ended December 31, 2006 and 2005.

	Statements of Cash Flows for the years ended December 31, 2006 and 2005.

	Notes to Financial Statements.

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

ITEM 8B.  OTHER INFORMATION

	Effective January 1, 2007, the salary of Joseph M. Murphy, TelVue's President and Chief Executive Officer, was increased to $205,000, and the salary of Randy Gilson, TelVue's Vice President of Technical Services, was increased to $124,911. Further details of each officer's compensation are set forth on Exhibit 10.16 to this annual report on Form 10-KSB and incorporated herein by reference.

                            PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER AND CORPORATE
         GOVERNANCE

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2007 Annual Meeting of Shareholders that will be filed not later than April 30, 2007.

ITEM 10.    EXECUTIVE COMPENSATION

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2007 Annual Meeting of Shareholders that will be filed not later than April 30, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2007 Annual Meeting of Shareholders that will be filed not later than April 30, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

	At December 31, 2006, TelVue was indebted to Mr. Lenfest in the principal amount of $3,141,000 and accrued interest of $111,735.

	Other related transactions are described in Notes 3, 6, 7, 9 and 13 of the 2006 Financial Statements of TelVue.

	Certain other information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2007 Annual Meeting of Shareholders that will be filed not later than April 30, 2007.


ITEM 13.    EXHIBITS

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

10.10	Retirement Agreement dated April 29, 2004 between TelVue and Frank
	J. Carcione (incorporated by reference to the December 31,
	2004 Form 10-KSB (the "2004 Form 10-KSB"), File No. 000-17170).

10.11	Summary of Director Compensation (incorporated by reference to the
	2004 Form 10-KSB, File No. 000-17170).

10.12	Summary of Executive Compensation, as amended (included herein).

10.13	Line of Credit Note, dated April 27, 2005,  between H.F. (Gerry)
	Lenfest and TelVue (incorporated by reference to the Form 8-K filed on May 3, 2005, File No. 000-17170).

1014	Amended and Restated Promissory Note, in the principal amount of
	$541,000, dated June 16, 2005, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the September 30, 2005 Form 10-QSB, File No. 000-17170).

10.15	Line of Credit Note, dated November 3, 2006,  between H.F. (Gerry)
	Lenfest and TelVue (incorporated by reference to the Form 8-K filed on November 3, 2006, File No. 000-17170).

10.16	Stock Purchase Agreement by and among TelVue and Princeton Server
	Group, dated March 12, 2007 (incorporated by reference to the March 13, 2007 Form 8-K, File No. 000-17170).

10.17	Convertible Note for $400,000, dated December 26, 2006, issued to
	TelVue by the Princeton Server Group (included herein)

10.18	Separation Agreement by and between TelVue and Stanley Greene, dated
	December 29, 2006 (included herein).

10.19	Separation Agreement by and between TelVue and Irene DeZwaan, dated
	February 8, 2007 (included herein).

11.	Statement re:  Computation of Per Share Earnings (see TelVue's
	December 31, 2006 Financial Statements included herein).

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2007 Annual Meeting of Shareholders that will be filed not later than April 30, 2007.

                         TELVUE CORPORATION

                        FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 2006 AND 2005


TABLE OF CONTENT

								 Page No.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           F-2

FINANCIAL STATEMENTS

	Balance Sheets                                            F-3

	Statements of Operations                                  F-5

	Statements of Stockholders' Deficit                       F-6

	Statements of Cash Flows                                  F-7

	Notes to Financial Statements                             F-8


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
TelVue Corporation


We have audited the accompanying balance sheets of TelVue Corporation
(a Delaware corporation) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 15, 2007

TelVue Corporation
Balance Sheets
December 31, 2006 and 2005

  ASSETS                                          2006           2005
                                                  ----           ----
 CURRENT ASSETS
    Cash and cash equivalents               $   191,157      $  174,464
    Accounts receivable - trade, net of
     allowance fordoubtful accounts of
     $3,000 in 2006 and $80,875 in 2005         392,134         303,355
    Other receivable                               -             10,900
    Prepaid expenses                             62,328          40,633
                                              ---------        --------

		TOTAL CURRENT ASSETS            645,619         529,352

  NOTE RECEIVABLE                               400,329            -


  PROPERTY AND EQUIPMENT                      6,240,135       5,713,180
    Less accumulated depreciation             5,342,637       5,135,604
                                              ---------       ---------
                                                897,498         577,576

  OTHER ASSETS                                    8,800           8,800

                                             $1,952,246      $1,115,728
                                             ==========      ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                        $   105,109     $   130,716
    Accrued expenses                            374,568         212,510
    Deferred service revenue                    153,041         129,484
                                             ----------     -----------
		TOTAL CURRENT LIABILITIES       632,718         472,710

  LINES OF CREDIT - MAJORITY STOCKHOLDER      2,600,000         200,000

  NOTE PAYABLE - MAJORITY STOCKHOLDER		541,000         541,000

  ACCRUED INTEREST - MAJORITY STOCKHOLDER       111,735           1,710

  REDEEMABLE CONVERTIBLE PREFERRED STOCK
   $1 par value, 6,900,000 shares authorized,
    no shares outstanding                          -               -

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000
     shares authorized, 48,356,407 and
     48,336,407 shares issued and outstanding
     at December 31, 2006 and 2005,
     respectively                               483,564         483,364
    Additional paid-in capital                4,874,656       4,873,856
    Accumulated deficit                      (7,291,427)     (5,456,912)
                                             ----------      ----------
                                             (1,933,207)        (99,692)
                                             ----------      ----------
                                            $ 1,952,246     $ 1,115,728
                                             ==========      ==========

TelVue Corporation
Statements of Operations
Years Ended December 31, 2006 and 2005

                                                  2006           2005
                                                  ----           ----
 REVENUES
   ANI services		                    $ 1,571,715     $ 2,103,941
   TVTN services                                517,682         140,802
                                             ----------      ----------
                                              2,089,397       2,244,743
 COST OF REVENUES
   ANI services                                 480,676         748,032
   TVTN services                                559,548         379,107
                                             ----------      ----------
                                              1,040,224       1,127,139

			GROSS PROFIT          1,049,173       1,117,604

 OPERATING EXPENSES
   Selling and marketing                      1,468,776         983,053
   General and administrative                 1,096,941       1,187,866
   Depreciation                                 232,765         169,062
                                             ----------      ----------
                                              2,798,482       2,339,981
                                             ----------      ----------

			OPERATING LOSS       (1,749,309)     (1,222,377)

 OTHER INCOME (EXPENSE)
   Interest expense - related party            (110,025)         (1,710)
   Interest income                               17,819           7,409
   Gain (loss) on sales of equipment              7,000         (51,386)
                                             ----------      ----------
                                                (85,206)        (45,687)
                                             ----------      ----------
	          LOSS FROM CONTINUING
	OPERATIONS BEFORE INCOME TAXES       (1,834,515)     (1,268,064)

 INCOME TAX EXPENSE                                -               -

	LOSS FROM CONTINUING OPERATIONS      (1,834,515)     (1,268,064)

 DISCONTINUED OPERATIONS
   Loss from operations of discontinued
    component                                      -             (5,173)
                                             ----------      ----------

				NET LOSS    $(1,834,515)    $(1,273,237)

 BASIC NET LOSS PER COMMON SHARE:
   From continuing operations               $     (0.04)    $     (0.04)
   From discontinued operations                     -               -
                                             ----------      ----------
                                            $     (0.04)    $     (0.04)
                                             ==========      ==========

 DILUTED NET LOSS PER COMMON SHARE:
   From continuing operations               $     (0.04)    $     (0.04)
   From discontinued operations                    -               -
                                             ----------      ----------
                                            $     (0.04)    $     (0.04)
                                             ==========      ==========

		  WEIGHTED AVERAGE NUMBER
		    OF SHARES OUTSTANDING    49,348,133      34,562,340
                                             ==========      ==========
F-6

TelVue Corporation
Statements of Stockholders' Deficit
Years Ended December 31, 2006 and 2005



                                      Additional                   Total
                              Common    Paid-In    Accumulated  Stockholders'
                              Stock	Capital      Deficit	  Deficit
                           -------------------------------------------------

BALANCE, JANUARY 1, 2005   $  248,573  $1,588,953  $(7,139,383)  $(5,301,857)

Accrued dividends on
 redeemable convertible
 preferred stock                 -           -       2,955,708     2,955,708
Issuance of 23,479,133
 shares of common stock	      234,791   3,284,903         -        3,519,694
Net loss                         -           -      (1,273,237)   (1,273,237)
                           ----------  ----------   ----------    ----------

BALANCE, DECEMBER 31, 2005    483,364   4,873,856   (5,456,912)      (99,692)

Issuance of 20,000 shares
 of common stock                  200         800         -            1,000
Net loss                         -           -      (1,834,515)   (1,834,515)
                           ----------  ----------   ----------    ----------
BALANCE, DECEMBER 31, 2006 $  483,564 $ 4,874,656  $(7,291,427)  $(1,933,207)
                           ==========  ==========   ==========    ==========


TelVue Corporation
Statements of Cash Flows
Years Ended December 31, 2006 and 2005


  CASH FLOWS FROM OPERATING ACTIVITIES            2006	  	 2005
                                                  ----           ----

    Net loss		                     $(1,834,515)    $(1,273,237)
    Loss from discontinued operations	           -               5,173
    Loss from continuing operations           (1,834,515)     (1,268,064)
    Adjustments to reconcile loss from
      continuing operations to net cash
      (used in) operating activities:
      Depreciation                               232,765         169,062
      (Gain) loss on sales of equipment           (7,000)         51,386
      Accrued interest on note receivable           (329)           -
    Changes in operating assets and
    liabilities:
      Accounts receivable - trade                (88,779)        179,690
      Other receivable                            10,900         (10,900)
      Prepaid expenses                           (21,695)        (10,306)
      Accounts payable                           (25,607)         28,758
      Accrued expenses                           162,058         (54,497)
      Deferred service revenue                    23,557         129,484
      Accrued interest -
        majority stockholder                     110,025           1,710
                                              ----------      ----------
		  NET CASH (USED IN)
		OPERATING ACTIVITIES          (1,438,620)       (783,677)

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of equipment               7,000           9,400
    Purchases of property and equipment         (552,687)       (492,929)
    Discontinued operations                         -             34,451
                                              ----------      ----------
		  NET CASH (USED IN)
		INVESTING ACTIVITIES            (545,687)       (449,078)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit -
      majority stockholder                     2,000,000         200,000
    Issuance of common stock                       1,000           1,000
                                              ----------      ----------
		NET CASH PROVIDED BY
		FINANCING ACTIVITIES           2,001,000         201,000
                                              ----------      ----------
		NET INCREASE (DECREASE)IN
		CASH AND CASH EQUIVALENTS         16,693      (1,031,755)
                                              ----------      ----------
  		CASH AND CASH EQUIVALENTS
   		     AT BEGINNING OF YEAR        174,464       1,206,219
                                              ----------      ----------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                $  191,157      $  174,464
                                              ==========      ==========


TelVue Corporation

Notes to Financial Statements
December 31, 2006 and 2005


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

During 2006 and 2005, two customers accounted for 46% and 60% of sales from continuing operations, respectively, and accounted for 36% and 33% of receivables in continuing operations at December 31, 2006 and 2005, respectively.

Currently, the Company's primary source of financing is the majority stockholder. The Company has not sought to obtain significant funding from third parties on terms that are acceptable to the Company.

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

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2006, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," and related interpretations, to account for share-based compensation. SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and revises guidance in SFAS 123, "Accounting for Stock-Based Compensation". The Company has adopted SFAS 123R using the modified prospective method. SFAS 123R requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for stock options in accordance with APB No. 25. Accordingly, compensation was recognized only if the exercise price was less than the quoted market price of the stock on the grant date.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

NOTE 2 - DISCONTINUED OPERATIONS

During 2004, the Company discontinued the business segment that functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. The summarized results of discontinued operations for the year ended December 31, 2005 are as follows:

 Revenues                                $  (503)

 Cost of revenues                          1,260
                                          ------
                                          (1,763)
 Operating expenses
    Selling, general and administrative    3,410
                                          ------
Loss from discontinued
operations before income taxes           $(5,173)
                                          ======

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During 2006 and 2005, there was no cash paid for interest or income taxes.

Noncash Investing and Financing Transactions

In December 2006, the majority stockholder, on behalf of the Company, loaned $400,000 to an unrelated entity under the Company's line of credit in exchange for a convertible note receivable.

NOTE 4 - NOTE RECEIVABLE

The note is a convertible note, which bears interest at six percent (6%). No payments of principal or interest are due until July 1, 2007. Interest accrued through July 1, 2007 will be added to the principal. Interest is payable monthly from July 1, 2007 through January 1, 2008. The remaining balance is payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The note is scheduled to mature in January 2012.

The Company has the option to convert the unpaid principal balance of the note and all accrued, but unpaid interest into common stock of Princeton Server Group, Inc. ("PSG"). In connection with the note, the Company received a warrant, which entitles the Company to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant commences on July 1, 2007 and expires on December 31, 2016.

The note was forgiven in March 2007, when the Company acquired all of the outstanding stock of PSG. See Note 16.

NOTE 5 - PROPERTY AND EQUIPMENT

A schedule of property and equipment of continuing operations at December 31, 2006 and 2005, is as follows:

                                                           Estimated
                                                          Useful Lives
                                      2006        2005      in Years
                                    ---------   --------- ------------
  Operating equipment              $5,893,857  $5,354,097     3-5
  Office furniture and equipment      300,189     291,592     3-5
  Leasehold improvements               46,089      46,089      5
  Vehicle                                -         21,402      5
                                    ---------   ---------
                                   $6,240,135  $5,713,180
                                    =========   =========

NOTE 6 - LINES OF CREDIT - MAJORITY STOCKHOLDER

In April 2005, the Company entered into a line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $3.8 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2006 and 2005 were 9.25% and 8.25%, respectively. Accrued interest is due at maturity. The line is unsecured and will mature in November 2011. As of December 31, 2006 and 2005, the amounts outstanding under this line of credit were $2,200,000 and $200,000, respectively.

In November 2006, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $10 million, the maximum principal amount of the line. The Company may borrow up to $5 million for general working capital and may borrow up to $5 million for purposes other than general working capital. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2006 was 9.25%. Accrued interest is due at maturity. The line is unsecured and will mature in November 2012. At December 31, 2006, the amount outstanding under this line of credit was $400,000.

NOTE 7 - NOTE PAYABLE - MAJORITY STOCKHOLDER

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The maturity date of the note is January 1, 2011.

NOTE 8 - LEASE COMMITMENTS

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2006:


Year Ending December 31,
  2007                    $ 124,440
  2008			    124,440
  2009			     51,850
                           --------
			  $ 300,730

Rental expense under the operating lease for office facilities amounted to $144,100 and $139,580 for the years ended December 31, 2006 and 2005, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount incurred in 2006.

NOTE 9 - CAPITAL STOCK

Common Stock Voting Rights and Concentration of Control

Shares of common stock, which have had the same beneficial owner for a continuous period in excess of two (2) years prior to the record date of any meeting of stockholders, will be entitled to 10 votes per share in any matters submitted for vote at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued.

NOTE 10 - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS123(R) using the modified prospective method. Under the "modified prospective" method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted to the effective date. Prior to 2006, the Company accounted for share-based compensation, including stock options, using the method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, no compensation costs was recognized for stock options with an exercise price equal to the fair market value of the Company's common stock on the date of grant. The pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS123 was not material and the results for prior periods have not been restated. The adoption of SFAS123(R) did not have a material effect on share-based compensation expense for the year ended December 31, 2006. In addition, the adoption of SFAS123(R) will not have a material effect on the Company's future stock-based compensation expense.

The Company is using the straight-line method to recognize share-based compensation expense. The amount of share-based compensation recognized during a period is based on the value of the awards that vest in that period. For the year ended December 31, 2006, stock-based compensation cost was $5,204 and had no effect on basic and diluted loss per share.

Director Compensation Plan

In December 1997, the Company adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $.05 per share.

Stock Option Plan

In May 1999, the Company established the TelVue Corporation 1999 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant options to acquire up to 10 million shares of common stock. Options granted under the Plan are intended to be incentive stock options ("ISO"). The exercise price of each ISO will not be less than the market price of the Company's stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company's stock on the date of the grant. The options expire ten years after the date of the grant or at the expiration of the plan, which is June 28, 2009. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. In addition, the Company has granted stock option to non-employees.

The following table summarizes activity for all stock options for the years ended December 31, 2006 and 2005:

                                                      2006       2005
                                                      ----       ----

  Weighted-average fair value of options granted     $0.015     $0.016

At December 31, 2006, the value of the unvested portion of all outstanding stock options was $4,579 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately 2.0 years.

The fair values of the options granted during the years ended December 31, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of return of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company's common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin no. 107, Share-Based Payment. The expected dividend yield is zero because the Company currently does not pay or expect to pay dividends to stockholders. The following are the weighted average assumptions used during the years ended December 31, 2006 and 2005:

                                                      2006       2005
                                                      ----       ----

  Expected life in years                              3.02       3.78
  Risk-free interest rate                             4.73%      4.17%
  Volatility                                         40.96%     69.95%
  Expected dividend yield                              -          -

A summary of all option activity follows:

                                     Options Outstanding
                                     -------------------
					         Weighted Average
                                   Options        Exercise Price
                                   -------       ----------------

  Balance, December 31, 2004      1,626,667         $ .048
  Granted and assumed               490,000
  Forfeited                         (50,000)
                                  ---------

  Balance, December 31, 2005      2,066,667         $ .045
  Granted and assumed               420,000
  Forfeited                         (70,000)
                                  ---------
  Balance, December 31, 2006      2,416,667         $ .045
                                  =========

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2006:

                                            Weighted
                                             Average
                                             Remaining
                   Exercise      Options    Contractual    Options
                    Price      Outstanding  Life (Years) Exercisable
              --------------------------------------------------------
                    $.025       690,000        2.5        690,000
                    $.030       560,000        2.5        303,333
                    $.040       250,000        2.5        130,000
                    $.045        20,000        2.5         20,000
                    $.070       796,667        2.5        796,667
                    $.090       100,000        2.5        100,000
                              ---------                 ---------
Total                         2,416,667                 2,040,000
                              =========                 =========
Weighted Average
Exercise Price                    $.045                     $.048
                                  =====                     =====

NOTE 11 - CORPORATE INCOME TAXES

The provisions for income tax expense (benefit) from continuing operations consist of the following components:

  Current                                 2006          2005
                                         ------        ------
    Federal                            $    -        $    -
    State                                   -             -
                                         ------        ------
                                            -             -
  Deferred
    Federal                             (616,281)     (425,686)
    State                               (155,976)     (117,427)
                                        --------      --------
                                        (772,257)     (543,113)
                                        --------      --------
    Valuation allowance increase         772,257       543,113
                                        --------      --------
                                            -             -
                                        --------      --------
                                       $    -        $    -
                                        ========      ========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:


                                           Federal                State
                                       2006	  2005       2006      2005
                                    ------------------------------------------
Deferred Tax Assets:
  Net operating loss carryforward  $1,511,474  $ 988,209  $ 341,895  $ 211,547
  Accrued interest - stockholder       34,571       -        10,056       -
  Deferred revenue                     47,351       -        13,774       -
  Allowance for bad debts                 889     24,827        259      7,554
                                    ---------   --------   --------   --------
Gross Deferred Tax Asset            1,594,285  1,013,036    365,984    219,101

Deferred Tax Liabilities:
  Property and equipment,
    principally	due to
    differences in depreciation       (39,856)   (21,846)   (11,594)    (6,647)
                                    ---------   --------   --------   --------
Net Deferred Tax Asset Before
 Valuation Allowance                1,554,429    991,190    354,390    212,454
  Valuation allowance              (1,554,429)  (991,190)  (354,390)  (212,454)
                                    ---------   --------   --------   --------

Net Deferred Tax Asset             $     -      $   -      $   -      $   -
                                    =========   ========   ========   ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2005. Inherent uncertainty regarding the creation and development of a market for the Company's developing TVTN (TelVue Virtual Television Networks) product and service has prevented the Company from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2006 and 2005.

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $4,600,000 on a tax-reporting basis. The carry-forward will begin to expire in 2010, if not utilized.

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                  2006        2005
                                                  ----        ----

   Federal income tax at statutory rates       $(623,735)  $(431,141)
   State income tax, net of federal benefit     (165,106)   (117,242)
   Valuation allowance                           772,257     543,114
   Other                                          16,584       5,269
                                                --------    --------
                                               $    -      $    -
                                                ========    ========

NOTE 12 - PENSION PLAN

Effective March 1, 2006, the Company has a 401(k) plan available to all employees who have completed 90 days of service and are at least 21 years old. Employees may contribute to the plan, subject to IRS limitations. Prior to March 1, 2006, the Company maintained a Salary Reduction Simplified Employee Pension ("SARSEP") plan under section 408(k) of the Internal Revenue Code for all eligible employees. Employees were eligible to participate if they were at least 21 years old and had been employed by the Company for at least 90 days. Under the plan, employees could defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company matched fifty percent (50%) of 2006 and 2005 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2006 and 2005 amounted to $30,111 and $23,001, respectively, in its continuing operations.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has two unsecured lines of credit and note payable to the majority stockholder. (See Notes 6 and 7).

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

Summarized financial information from continuing operations by reporting segment as of and for each of the years ended December 31, 2006 and 2005, is as follows:

                                        ANI          TVTN
Year Ended December 31, 2006	     Services      Services       Total
----------------------------        ---------------------------------------

Revenues                            $1,571,715    $  517,682     $2,089,397

Depreciation and amortization           24,788       207,977        232,765

Operating income (loss)                763,028    (2,512,337)    (1,749,309)

Assets                               1,010,282       941,964      1,952,246

Capital expenditures                      -          552,687        552,687

Year Ended December 31, 2005
----------------------------

Revenues                            $2,103,941    $  140,802     $2,244,743

Depreciation and amortization           68,220       100,842        169,062

Operating income (loss)                517,883    (1,740,260)    (1,222,377)

Assets                                 474,123       641,605      1,115,728

Capital expenditures                    20,416       472,513        492,929

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Accrued Expenses and Notes Payable

The carrying amount approximates fair market value because of the short maturity of those instruments

NOTE 16 - SUBSEQUENT EVENT

On March 12, 2007, the Company acquired all of the issued and outstanding stock of PSG for a purchase price of $6.1 million in cash plus the forgiveness of the note described in Note 4. The acquisition was funded by borrowings under a line of credit agreement with the majority stockholder, described in
Note 6, for total consideration of $6.5 million.


                              SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				TELVUE CORPORATION


DATED:  3/29/07			By: /s/Joseph M. Murphy
				-------------------------------------
				Joseph M. Murphy
				President and Chief Executive Officer


DATED:  3/29/07			By: /s/Irene A. DeZwaan
				----------------------------------
				Irene A. DeZwaan
				Treasurer-Controller


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE

/s/HF Lenfest                                               3/29/07
--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Joseph Murphy                    Director                3/29/07
--------------------------------
Joseph Murphy

/s/Frank Carcione                   Director                3/29/07
--------------------------------
Frank Carcione

/s/Joy Tartar                       Director                3/22/07
--------------------------------
Joy Tartar

/s/Robert Lawrence                  Director                3/29/07
--------------------------------
Robert Lawrence

                                  EXHIBIT INDEX


10.12	Summary of Executive Compensation

10.17	Convertible Note for $400,000, dated December 26, 2006, issued to
	TelVue by the Princeton Server Group (included herein)

10.18	Separation Agreement by and between TelVue and Stanley Greene, dated
	December 29, 2006 (included herein).

10.19	Separation Agreement by and between TelVue and Irene DeZwaan, dated
	February 8, 2007 (included herein).

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


EXHIBIT 10.16

			SUMMARY OF EXECUTIVE COMPENSATION

Joseph M. Murphy, President and Chief Executive Officer is employed on an at-will basis and is paid an annual salary of $205,000 and an annual car allowance of $5,400. Mr. Murphy also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Murphy, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

Randy Gilson, Vice President of Technical Services is employed on an at-will basis and is paid an annual salary of $124,911 and an annual car allowance of $4,800. Mr. Gilson also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Gilson, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

EXHIBIT 10.17

$400,000

Princeton Server Group, Inc.
6% Convertible Note due January 1, 2012

December 26, 2006

1.	General.  Princeton Server Group, Inc., a New Jersey corporation
(hereinafter called "Maker"), for value received, hereby promises to pay to TELVUE CORPORATION, a New Jersey corporation, or its assigns (the "Holder"), the principal sum of FOUR HUNDRED THOUSAND DOLLARS ($400,000.00) on January
1, 2012 (the "Maturity Date") in such coin or currency of the United States of America as at the time of payment shall be legal tender therein for the payment of public and private debts, and to pay interest on the unpaid balance of the principal hereof from the date hereof at the rate of six percent (6%) per annum in like coin or currency, payable as set forth herein. The payment of principal or accrued interest on this Note shall be made by the Maker by wire transfer of available funds in accordance with instructions provided by Holder, or by delivery of official bank check to Holder's address set forth below, or at such other address as Holder may specify in a written notice to Maker.

2.	Payment of Note.  No payments of principal or interest are due hereunder until July 1, 2007. Interest accrued from the date hereof through July 1, 2007 shall be added to the principal balance of the Note, as it accrues. Beginning on July 1, 2007, and on the first day of each calendar month thereafter through January 1, 2008, Maker shall pay Holder, monthly in arrears, interest on the unpaid principal balance of the Note. The unpaid principal of the Note shall be paid in forty eight (48) equal installments of principal, together with interest on the unpaid balance, commencing on February 1, 2008 and on the first day of each calendar month thereafter through January 1, 2012. All payments due hereunder shall be without setoff, withholding or counterclaim. Maker may prepay the principal amount of this Note in whole or in part at any time or from time to time without premium or penalty. Each such prepayment must be accompanied by payment of interest accrued on the amount prepaid. MAKER HEREBY WAIVES PRESENTMENT, DEMAND, PROTEST AND NOTICE OF DISHONOR.

3.	Subordination.	The right of the Holder to receive payment of
principal and interest under the Note shall be subordinate to the rights of all holders of Senior Debt, and shall be senior to the rights of holders of all other Company indebtedness for borrowed money. "Senior Debt" means all current and future Company indebtedness for money borrowed from banks, insurance companies or other financial institutions, as well as all equipment lease obligations. Senior Debt does not include indebtedness to any holder of an equity interest in Maker, or a debt convertible into an equity interest, which is not a bank, insurance company or other financial institution.

4.	Conversion of Note.

	(a)	Optional Conversion.  Subject to and upon compliance with the provisions hereof, upon the earlier to occur of (1) a Qualifying Financing (as hereinafter defined) or (2) the Maturity Date, but in no event earlier than March 1, 2007, the Holder of this Note shall have the right, at such Holder's option to covert all, but not less than all, of the unpaid principal amount hereof plus all accrued but unpaid interest into equity or securities of the Maker as set forth below:

		(i)	In the case of a Qualifying Financing, the conversion
shall be into the equity or securities issued in connection with the Qualifying Financing, under the same terms and price (the "Conversion Price") extended to the investors in such Qualifying Financing. For purposes hereof the term "Qualified Financing" shall mean the first sale after the date hereof of equity or securities convertible into or exchangeable for equity of Maker with proceeds of at least $1,000,000.

		(ii)	If a Qualifying Financing does not occur prior to the
Maturity Date, then on the Maturity Date this Note may be converted into shares of common stock par value $.01 of the Maker at a price of $1.08 per share (the "Alternate Conversion Price").

	(b)	Exercise of Conversion Privilege.  In order to exercise the
conversion privilege, the Holder of this Note shall present it to the Maker at the office of the Maker, accompanied by an executed Conversion Notice, the
form of which is attached hereto as Exhibit "A".   Such Conversion Notice
shall state the name or names (with address) in which the equity or securities issuable on such conversion shall be issued. As soon as practicable after the receipt of such Conversion Notice and the presentation of this Note (but in the case of a Qualifying Financing, no sooner than the closing of such Qualifying Financing), the Maker shall issue and shall deliver to the Holder of this Note any certificate or certificates for the
securities issuable as a result of the conversion.   Such conversion shall
be deemed to have been effected upon the later of (i) the closing under the Qualifying Financing or (ii) immediately prior to the close of business on the date on which such notice shall have been received by the Maker and this Note shall have been presented as aforesaid, and conversion shall be at the Conversion Price, if a Qualifying Financing has occurred, or the Alternate Conversion Price in effect at such time, and at such time the rights of the Holder of this Note as such Holder shall cease and the person or persons in whose name or names any certificate or certificates for the equity or securities shall be issuable upon such conversion shall be deemed to have become the Holder or Holders of record of the securities represented thereby. Notwithstanding anything to the contrary contained herein, the Maker shall not be required to issue securities upon conversion of this Note to any party other than the Holder unless the Maker and its counsel are reasonably satisfied that such issuance is in compliance with all applicable laws, including, without limitation, federal and state securities laws.

	(c )	Adjustment for Fractional Shares.  No fractional shares or
scrip shall be issued upon conversion of the Note. Any remaining principal amount shall be paid in cash.

	(d)	Adjustment Upon Extraordinary Common Stock Event.  Upon the
happening of an Extraordinary Common Stock Event (as hereinafter defined), the Conversion Price, if a Qualifying Financing has occurred, and the Alternate Conversion Price shall, simultaneously with the happening of such Extraordinary Common Stock Event, be adjusted by multiplying the Conversion Price or the Alternate Conversion Price, as the case may be, by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such Extraordinary Common Stock Event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such Extraordinary Common Stock Event, and the product so obtained shall thereafter be the Conversion Price or the Alternate Conversion Price, as the case may be, which, as so adjusted, shall be readjusted in the same manner upon happening of any successive Extraordinary Common Stock Event. An "Extraordinary Common Stock Event" shall mean (i) the issue of additional shares of Common Stock as a dividend or split or other distribution on outstanding shares of Common Stock, (ii) the subdivision of outstanding shares of Common Stock into a greater number of shares of Common Stock, or (iii) a reduction in the number of outstanding shares of Common Stock as a result of a combination or reverse split.

	(e)	Adjustment Upon Capital Reorganization or Reclassification.
If the Common Stock shall be changed into the same or different number of shares of any other class or classes of capital stock, whether by capital reorganization, recapitalization, reclassification or otherwise (other than an Extraordinary Common Stock Event), then and in each such event, the Holder of each Note shall have the right thereafter to convert such Note into, in lieu of the number of shares of Common Stock which the Holder would otherwise have been entitled to receive, the kind and amount of shares of capital stock and other securities and property receivable upon such reorganization, recapitalization, reclassification or other change by the Holders of the number of shares of Common Stock into which such Note could have been converted immediately prior to such reorganization, recapitalization, reclassification or change, all subject to further adjustment as provided herein.

	(f)	Certificate as to Adjustments; Notice by Maker.  In each case of an adjustment or readjustment of the Conversion Price, the Maker at its expense will furnish each Holder of the Note with a certificate prepared by the Chief Financial Officer of the Maker, showing such adjustment or readjustment, and stating in detail the facts upon which such adjustment or readjustment is based.

	(g)	Consolidation or Merger.  If any consolidation or merger of the
Maker with another corporation shall be effected, then, as a condition of such consolidation or merger, lawful and adequate provision shall be made whereby the Holder of the Note shall thereafter have the right to receive upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock of the Maker immediately theretofore receivable upon the conversion of the Note, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares equal to the number of shares of Common Stock immediately theretofore so receivable by such Holder had such consolidation or merger not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of such Holder to the end that the provisions hereof (including without limitation provisions for adjustment of the Conversion Price) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise of such conversion rights. The Maker shall not effect any such consolidation or merger, unless prior to or simultaneously with the consummation thereof the successor corporation (if other than the Maker) resulting from such consolidation or merger shall assume by written instrument executed and mailed or delivered to the Holder hereof, the obligation to deliver to such Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such Holder may be entitled to receive.

	(h)	Notice of Certain Actions.  In case at any time:

		(i)	the Maker shall declare any dividend upon shares of its
capital stock payable in securities or make any special dividend or other distribution;

		(ii)	the Maker shall offer for subscription pro rata to the
holders of any class of its capital stock any additional securities of any class or other rights;

		(iii)	there shall be any capital reorganization, or
reclassification of the capital stock of the Maker, or consolidation or merger of the Maker with, or sale of all or substantially all its assets to, another corporation;

		(iv)	there shall be a voluntary or involuntary dissolution,
 liquidation or winding-up of the Maker;

		(v)	the Maker shall enter into an agreement or adopt a
 plan for the purpose of effecting a consolidation, merger, or sale of all or substantially all of its assets; or

		(vi)	the Maker shall enter into a letter of intent or
agreement pertaining to a Qualifying Financing, then, in any one or more of said cases, the Maker shall give written notice, by first class mail, postage prepaid, to the registered Holder hereof, of the date on which (a) the books of the Maker shall close or a record shall be taken for such dividend, distribution or subscription rights, (b) such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up shall take place, as the case may be or (c) such Qualifying Financing will occur. Such notice shall also specify the date as of which the Holders of shares of record shall participate in such dividend, distribution or subscription rights, shall be entitled to exchange their shares for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, or winding-up, as the case may be or the terms and conditions of the Qualifying Financing. Such written notice shall be given at least thirty (30) days prior to the action in question and not less than thirty (30) days prior to the record date or the date on which the Maker's transfer books are closed in respect thereto.

	(i)	Registration and Listing.  If any shares required to be reserved for purposes of conversions of the Note hereunder require registration with or approval of any governmental authority under any federal (other than the Securities Act of 1933 or similar federal statute then in force) or state law, or listing on any national securities exchange, before such shares may be issued upon conversion, the Maker will, at its expense, as expeditiously as possible cause such shares to be duly registered or approved, or listed on the relevant national securities exchange, as the case may be.

	(j)	Shareholders' Agreement.  The Holder and any other party to whom the Maker's securities are issued upon conversion of this Note shall automatically, and without the taking of any further action or the execution of any documents, become parties to, and be bound by all provisions of, the Maker's Shareholders' Agreement effective as of June 30, 2006.

5.	Event of Default.  Any one or more of the following events shall constitute an "Event of Default" hereunder:

	(i)	the failure of Maker to make any payment of principal or interest hereunder within ten (10) days of the date when due;

	(ii)	the filing by Maker of a voluntary petition of bankruptcy or a voluntary petition or answer seeking reorganization, arrangement, or readjustment of its debts, or any other relief under any applicable bankruptcy laws or insolvency laws, state, federal, or other, within the United States, now or hereafter existing, or any agreement by Maker indicating consent to, approval or acquiescence in any such petition or proceeding;

	(iii)	the filing of an involuntary petition against Maker seeking
reorganization, arrangement or readjustment of its debts or for any other relief under any applicable bankruptcy laws or insolvency laws, state, federal, or other, within the United States now or hereafter existing, or the involuntary appointment of a receiver or trustee of Maker all or a substantial part of its property or assets, or the issuance of a warrant of attachment, or execution of similar process against a substantial part of the property of Maker and the continuance of such for ninety (90) days undismissed or undischarged;

	(iv)	the application by Maker or the consent or acquiescence of Maker in the appointment of a receiver or trustee for all or a substantial part of any of its properties;

	(v)	the making by Maker of a general assignment for the benefit of creditors;

	(vi)	the inability of Maker or the admission of Maker in writing of its inability to pay its debts as they mature; or

	(vii)	the failure of Maker to comply with the terms of the letter
agreement between Maker and Holder of even date, attached hereto as Exhibit B.

Upon the occurrence of an Event of Default, at the option of the Holder and without demand, presentation, or notice of any kind, any and all of the indebtedness represented by this Note may be declared and thereupon shall immediately mature and become due and payable, and Holder may exercise any rights available to the Holder by operation of law; provided, however, that Maker shall have thirty (30) days to cure an Event of Default set forth under
(ii) through (vi) above, and upon such cure this Note shall continue in existence as if such Event of Default had not occurred. It is agreed that the failure of Holder to exercise any right to accelerate the maturity of the indebtedness hereunder, or indulgence granted, from time to time, shall in no event be considered as a waiver of such right of acceleration or prevent Holder from exercising such right.

6.	Exchange or Replacement of Note.

	(a)	Exchange.  The Holder of the Note, at its option, may in person or by duly authorized attorney surrender the Note for exchange at the office of the Maker, and at the expense of the Maker receive in exchange therefore a new
Note in the same aggregate principal amount as the aggregate unpaid principal amount of the Note so surrendered and bearing interest at the same annual rate as the Note so surrendered, each such new Note to be dated as of the date of original issuance of this Note and to be in such principal amount and payable to such person or persons, or order, as such Holder may designate in writing; provided, however, that the Maker shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any new Note in a name other than that of the Holder of the Note surrendered in exchange therefore. Five (5) days prior written notice of the Holder's intention to make such exchange shall be given to the Maker. Notwithstanding anything to the contrary contained herein, the Maker shall not be required to issue a new Note payable to any party other than the Holder unless the Maker and its counsel are reasonably satisfied that such issuance is in compliance with all applicable laws, including, without limitation, federal and state securities laws.

	(b)	Replacement.  Upon receipt by the Maker of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Note and (in case of loss, theft or destruction) of indemnity satisfactory to it, and upon reimbursement to the Maker of all reasonable expenses incidental thereto, and upon surrender and cancellation of this Note, if mutilated, the Maker will make and deliver a new Note of like tenor in lieu of this Note. Any Note made and delivered in accordance with the provisions of this Section 6(b) shall be dated as of the date to which interest has been paid on this Note.

7.	Amendments and Waivers.  Any amendment, waiver of any covenant, agreement or condition of the Note or change in any manner the rights of the Holder of the Note or the Maker shall require the written consent of Maker and Holder.

8.	Notices.  Any notices to shall be delivered or sent to the Holder at:

				Telvue Corp.
				16000 Horizon Way
				Suite 500
				Mt. Laurel, NJ 08054
				Attention:  Joseph Murphy
				Fax No.:  (856) 866-7411

		With a copy of any notice (but not payments) to:

				Saul Ewing LLP
				1500 Market Street, 38th Floor
				Philadelphia, PA  19102-2186
				Attention:  Katayun I. Jaffari, Esq.
				Fax No.:  (215) 972-1934

or to such other address as specified in a written notice delivered to Maker by Holder. Notices to Maker shall be sent to the following address:

				Princeton Server Group, Inc.
				501 Forrestal Road
				Room 329
				Princeton, NJ 08540
				Attention:  Chief Executive Officer
				Fax No.  (815) 377-6093

			With a copy to:

				Stevens & Lee, P.C.
				600 College Road East, Suite 4400
				Princeton, NJ 08540
				Attention:  Richard J. Pinto, Esq.
				Fax No.:  (610) 371-7930

or to such other address as specified in a written notice, delivered to Holder by Maker. Notices sent to either Maker or Holder shall be deemed received upon receipt when delivered personally, if sent by facsimile transmission with confirmation of delivery or if sent by an internationally recognized overnight carrier, and shall be deemed received two (2) days after being sent if sent by certified or registered mail.

9.	Severability.  Should any part, but not the whole, of this Note for any reason be declared invalid, such decision shall not affect the validity of any remaining portion, which remaining portion shall remain in force and effect as if this Note had been executed with the invalid portion thereof eliminated, and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Note without including therein any such part which may, for any reason, be hereafter declared invalid.

10.	Captions.  The descriptive headings of the various Sections or parts of this Note are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

11.	Successors and Assigns.  This Note shall be binding upon the parties and their respective successors and assigns.

Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of New Jersey, without regard to its principles regarding conflicts of law.


	IN WITNESS WHEREOF, the Maker has executed this Note as of the day and year first above written.

					PRINCETON SERVER GROUP, INC.


					By:	/s/Jessie Lerman
						----------------------
					Its:	President & CEO
						----------------------

EXHIBIT "A"



	PRINCETON SERVER GROUP, INC.

	6% CONVERTIBLE NOTE

	CONVERSION NOTICE

Princeton Server Group, Inc.:

	The undersigned Holder of this Note hereby irrevocably exercises the option to convert this Note into shares of Common Stock of Princeton Server Group, Inc. in accordance with the terms of the Maker's 6% Convertible Note, due January 1, 2012, and directs that the shares issuable and deliverable upon the conversion be issued in the name of and delivered to the undersigned unless a different name has been indicated below. If shares are to be issued in the name of a person other than the undersigned, the undersigned will pay transfer taxes payable with respect thereto. If this conversion involves fractional shares, please issue the related check to the same person entitled to receive the shares.


Dated: ____________________

Principal Amount to be converted:	$________________________

If shares are to be issued
otherwise than to owner:

Tax Identification
Number of Transferee________		___________________________________
					Signature of Owner

__________________________

__________________________

__________________________
(Please print name and address of Transferee (including zip code))

EXHIBIT "B"

TELVUE CORP.
16000 Horizon Way # 500
Mt Laurel, NJ 08054

Princeton Server Group, Inc.
Princeton University Forrestal Campus
501 Forrestal Road, Suite 219
Princeton , NJ 08540
Attention:  Jesse Lerman, President
					December 27, 2006

		Re: Advance to Princeton Server Group, Inc.

Dear Jesse:

	 I am pleased to confirm that TelVue Corp. has agreed to lend Princeton Server Group, Inc. $400,000, on the terms set forth in the attached Note, which reflects what you have represented to be the favorable (to PSG) terms of the commitment you have from a regional business development authority. You have agreed that the entire proceeds of this loan will be used to fund short-term working capital requirements.

	In addition to the interest rate to be paid, we have agreed to make the loan in consideration of two other substantive issues, each of which was critical to our decision. First, we expect PSG to continue, in good faith, its discussions with us regarding TelVue's acquisition of PSG. We deferred presenting you with a Letter of Intent at this time, in order to solve your working capital needs by funding this loan. We expect to deliver a draft Letter of Intent to you next week, reflecting our discussions to date.

	Second, you have agreed to use reasonable commercial efforts to perform the development activities necessary to integrate TelVue's TVTN product onto the PSG platform on or before December 31, 2007; provided that TelVue will compensate you for those activities at PSG's standard customization rates with a reasonable discount based on an equipment purchase commitment.

	If the foregoing is acceptable to PSG, and confirms PSG's understanding about the loan, please sign and return to me the enclosed copy of this letter.

						TELVUE CORP.


					By:	/s/ Joseph M. Murphy
						--------------------------------
						Joseph M. Murphy


Accepted and agreed to by
PRINCETON SERVER GROUP, INC.

					By:	/s/ Jesse Lerman
						-------------------------------
						Jesse Lerman

EXHIBIT 10.18

SEPARATION AGREEMENT AND RELEASE

	This Separation Agreement and Release (the "Agreement") is entered into this 29th day of December, 2006 between TelVue Corporation (the "Employer") and Stanley Greene ("Employee").

	WHEREAS, Employee's employment by the Employer has ended as of December
	7, 2006;

	WHEREAS, the Employer agrees to provide certain payments to Employee;

	WHEREAS, Employee agrees to undertake certain obligations set forth in the Agreement; and

	NOW, THEREFORE, in consideration of the payments and provisions set forth herein, the parties agree as follows:

1.	Effective the 7th day of December 2006, Employee's employment with the
Employer shall end subject to the terms of this Agreement and Employee resigns from all offices and positions he has held as officer and/or member of any committee with the Employer and any affiliates.

2.	The Employer will pay Employee sixteen (16) weeks of severance
(including accumulated PTO hours) totaling $60,000.00 less appropriate deductions for federal and state withholding and other applicable taxes, as well as any lawfully authorized or required payroll deductions. The severance pay shall be payable in bi-weekly installments as salary continuation in accordance with the Employer's normal payroll practices provided that no payment shall be made, or benefits provided, prior to the "Effective Date" (as defined in paragraph 5(f)). The severance pay will cease and you will not be entitled to any further payments of severance pay once you obtain alternative employment.

3.	Employee's health insurance benefits will terminate effective December
31, 2006. If, after December 2006, Employee elects to continue his health insurance coverage under COBRA, Employee shall be solely responsible for all payments of premiums for health insurance in that regard.

4.	Except as otherwise provided herein, Employee voluntarily, knowingly and willingly RELEASES, ACQUITS AND FOREVER DISCHARGES AND COVENANTS NOT TO SUE the Employer, its officers, directors, employees, agents, shareholders, affiliates, members, successors and assigns ("the Employer Released Parties") from any and all claims (including claims for attorneys' fees and costs, except as otherwise noted herein), demands and causes of action, whether known or unknown, which Employee may have arising out of, or in any way relating to, his employment or termination of his employment with the Employer. This release includes any and all claims, actions, suits, and causes of action, that Employee, his heirs or assigns, may have against the Employer and/or the Employer Released Parties as of the date of execution of this Agreement under any federal, state or local ordinance, regulation, rule, statute, decision, constitution, or law, including, but not limited to, claims arising under

		The National Labor Relations Act, as amended;
		Title VII of the Civil Rights Act of 1964, as amended;
		Sections 1981 through 1988 of Title 42 of the United States
		Code, as amended;
		The Employee Retirement Income Security Act of 1974, as amended;
		The Immigration Reform Control Act, as amended;
		The Americans with Disabilities Act of 1990, as amended;
		The Age Discrimination in Employment Act of 1967, as amended; The Fair Labor Standards Act, as amended;
		The Occupational Safety and Health Act, as amended;
		The Family and Medical Leave Act of 1993;
		The Equal Pay Act, as amended;
		The New Jersey Law Against Discrimination, as amended;
		The New Jersey Minimum Wage Law, as amended;
		The New Jersey Wage and Hour Law, as amended;
		Equal Pay Law for New Jersey, as amended;
		The New Jersey Worker Health and Safety Act, as amended;
		The New Jersey Family Leave Act, as amended;
		The New Jersey Conscientious Employee Protection Act, as amended;
		The New Jersey Employer-Employee Relations Act, as amended;
		Any anti-retaliation provision of any statute or law including common law;
		Any other federal, state or local civil or human rights law or any other local, state or federal law, regulation or ordinance; Any provision of any federal or state constitution;
		Any public policy, contract, tort, or common law, including, but not limited to, a cause of action for defamation;
		Any losses, injuries or damages (including back pay, front pay, liquidated, compensatory or punitive damages); and Attorneys' fees and any liens of any nature arising out of the allegations made in connection with Employee's employment with the Employer.
		This release does not apply to the requirements and obligations contained within the Agreement.

5.	Employee makes the following additional representations to the Employer, each of which is significant and an important consideration for the Employer's willingness to enter into the Agreement:

	(a)	Employee expressly acknowledges that if he did not execute the
Agreement, he would not be entitled to receive the money set forth in paragraph 2.

	(b)	Employee acknowledges that he has been given twenty-one (21) days to review the Agreement. The Employer specifically recommended that Employee consult with an attorney before executing the Agreement.

	(c )	Employee agrees that the Employer and the Employer Released
Parties specifically disclaim any liability hereunder and that the Agreement is not and shall not be construed as an admission of any liability or violation of the rights of any individual, violation of any law, statute, duty or contract whatsoever by the Employer or any of the Employer Released Parties.

	(d)	Employee agrees that he will not make any statement(s) that
disparage or may be interpreted to disparage the Employer, including its successors, assigns, parents, subsidiaries, partners, divisions, affiliates, officers, directors, members, employees, agents and representatives, with respect to any matter whatsoever.

	(e)	Employee agrees that he shall maintain the terms of this Agreement in the STRICTEST CONFIDENCE. Employee shall not disclose or discuss any of the terms of this Agreement with anyone other than: Employee's immediate family members, accountant, the Internal Revenue Service, legal representative, or pursuant to a subpoena issued as part of a legal proceeding; provided that, before disclosing the terms of this Agreement to any of the foregoing, Employee shall advise the recipient regarding the existence of this confidentiality provision and obtain the agreement of the recipient to maintain the information in accordance with this provision.

	(f)	Employee understands that he may change his mind and revoke the
Agreement at any time during the seven (7) days immediately following the date he signs the Agreement, provided he does so in writing, in which case none of the provisions of the Agreement will have any effect. Ten (10) days after Employee has executed this Agreement without revoking it will be considered the "Effective Date" of this Agreement. Acceptance of any payment shall be further indication that Employee has accepted the terms of the Agreement and has decided not to revoke that acceptance.

	(g)	Employee agrees that during the severance pay period, he shall continue to be available for reasonable consultation and cooperate in a reasonable manner in providing assistance to the Employer in concluding any matters which are reasonably related to the duties and responsibilities which Employee had while employed by the Company.

	(h)	Employee agrees and acknowledges that the Employer, on a timely basis, has paid, or agreed to pay, to the Employee all other amounts due and owing based on his prior services and that the Employer has no obligation, contractual or otherwise to the Employee, except as provided herein, nor does it have any obligation to hire, rehire or re-employ the Employee in the future. Employee's right to continue to participate in any of the retirement, insurance and other benefit plans and programs of the Employer in effect as of the date of termination shall be determined according to the terms and provisions of such programs and plans and applicable law.

6.	Employee represents that he does not presently have in his possession any records and business documents, whether in electronic form or hard copy, and other materials (including but not limited to computer disks and tapes, computer programs and software, office keys, correspondence, files, customer lists, technical information, customer information, pricing information, business strategies and plans, sales records and all copies thereof) (collectively, the "Corporate Records") (i) provided by the Employer, its predecessors, or its subsidiaries or affiliates, (ii) obtained as a result of his employment with the Employer, its predecessors, or its subsidiaries or affiliates, or (iii) created by Employee while employed by or rendering services to the Employer, its predecessors, or its subsidiaries or affiliates. Employee acknowledges that all such Corporate Records are the property of the Employer. In addition, Employee shall promptly return in good condition any and all beepers, credit cards, cellular telephone equipment, business cards and computers. The Employer shall make arrangements to remove, terminate or transfer any and all business communication lines including network access, cellular phone, fax line and other business numbers.

7.	The Employee agrees and acknowledges that he has had access to confidential information of the Employer and its subsidiaries and affiliates, including, without limitation, information and knowledge pertaining to products and services offered, innovations, designs, ideas, plans, trade secrets, proprietary information, distribution and sales methods and systems, sales profit figures, customer and client lists, and relationships between the Employer and its affiliates and other distributors, customers, clients, suppliers and others who have business dealings with the Employer and its subsidiaries and affiliates (collectively, the "Confidential Information"). The Employee acknowledges that such Confidential
Information is a valuable and unique asset and covenants that he shall not, except as authorized by the Employer in writing, disclose any such Confidential Information to any person for any reason whatsoever unless such information is in the public domain through no fault of his or except as may be required by law.

8.	By signing this Agreement, Employee promises and agrees, at all times after December 7, 2006 to cooperate fully with the Employer and its officers, directors, employees, agents and legal counsel, at the sole discretion of the Employer, in connection with any claim, complaint, charge, suit or action previously or hereafter asserted or filed against the Employer and/or Employer Released Parties which relates to, arises out of or is connected directly or indirectly with (a) Employee's employment with the Employer, (b) any other relationship or dealings between Employee and the Employer and/or Employer Released Parties, or (c) any other matter relating to the Employer and/or Employer Released Parties. Employee's cooperation with the Employer shall continue throughout the pendency of any such claim, complaint, charge, suit or action. Further, Employee promises and agrees that, in the event he is subject to a valid and enforceable subpoena or court order which compels his testimony at a trial, hearing or deposition concerning his relationship with the Employer or any other matter relating to the Employer and/or Employer Released Parties, he will provide reasonable and prompt notice to the Employer of this fact cooperate fully with the Employer prior to and during his testimony, to the maximum extent possible, consistent with his obligation to provide truthful testimony. Employee's cooperation in this regard shall include, but shall not be limited to, full consultation with reasonable notice, at a reasonable time, with the Employer's officers, directors, employees, agents and legal counsel. Employee further agrees that, in the event he is named as a defendant in a legal proceeding resulting from, arising out of, or connected directly or indirectly with Employee's employment with the Employer, or any act, omission or conduct occurring during Employee's employment with the company, he will provide reasonable and prompt notice of this fact to the Employer. Employer agrees to reimburse Employee for reasonable out-of-pocket expenses resulting from such consultation.

9.	Employee acknowledges that the Non-Solicitation, Non-Disclosure and
Non-Recruitment Agreement he signed and entered into during his employment with the Employer, which is incorporated herein by reference, shall continue in force and effect after December 7, 2006, and that Employee remains fully responsible and liable for complying with all of his obligations, promises and covenants set forth in the Non-Solicitation, Non-Disclosure and Non-Recruitment Agreement.

10.	By executing this Agreement, Employee acknowledges that his employment with the Employer has been an employment at will relationship and that Employee has at no time been given any promises relating to the length of his employment with the Employer. Employee further acknowledges that no promises of future employment with the Employer have been made to him.

11.	The Employee further acknowledges and agrees that if the Employee breaches any of the Employee's obligations or covenants set forth in this Agreement, he will forfeit all payments made to him under this Agreement and all future payments and benefits hereunder shall immediately terminate as of the breach.

12.	The Agreement and all acts and transactions contemplated hereunder shall be governed, construed, and interpreted in accordance with the laws of the State of New Jersey, without regard to principles of conflict of laws

13.	Each party shall be responsible for its own attorneys' fees and, in no event, shall the Employer be responsible for Employee's attorneys' fees.

14.	The Employer and Employee agree that the Agreement sets forth the entire agreement between the parties and that it fully supersedes all prior discussions, representations, agreements, and/or understandings pertaining to the subject matter of the Agreement, except that the Non-Solicitation, Non-Disclosure and Non-Recruitment Agreement incorporated by reference in Paragraph 9 hereof shall survive and remain in full force and effect.
Employee further acknowledges that in executing the Agreement, he has not relied upon any representation or statement not set forth herein made by the Employer or any of the Employer Released Parties or their agents, lawyers, or representatives.

15.	It is hereby acknowledged and agreed that: (a) so long as the Employer is not in breach of this Agreement, it shall have the right to assign all or any part of its or their rights, title and interest in and to the covenants and agreements set forth in this Agreement to one or more purchasers (who must agree in writing to comply with the Employer's obligations under the Agreement) in the event of a sale of all or substantially all of the assets of any of the Employer; and (b) the obligations of the Employee may not be delegated by Employee and Employee may not assign, transfer, pledge, encumber, hypothecate or otherwise dispose of this Agreement, or any of his rights or obligations hereunder, and any such attempted delegation, assignment, transfer or disposition by Employee shall be null, void and without effect.

16.	The Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms hereof may be waived only by a written instrument executed by both parties hereto.

17.	All notices and other communications to be given hereunder shall be given in writing and shall be delivered personally or mailed by registered or certified mail, postage prepaid, return receipt requested, addressed to:

			The Employer:

			TelVue Corporation
			16000 Horizon Way, Suite 500
			Mt. Laurel, NJ 08054
			Attn:  Mr. Joseph Murphy


			Employee:

			Mr. Stanley Greene
			-----------------------


	Notice shall be deemed to have been duly given on the date of delivery (if delivered personally) to the party to whom notice is to be given or as of the date indicated on the return receipt (or, if such notice is refused, on the date when delivery of such notice is first refused).

18. The Agreement shall be binding upon and inure to the benefit of the Employer and its successors and assigns and shall be binding upon Employee and his heirs and legal representatives.

19.	The waiver by either party hereto of a breach or violation of any provisions of the Agreement shall not operate as, or be construed to be, a waiver of any ubsequent breach of the same or other provision hereof.

20.	The Agreement may be executed in two counterparts, each of which shall be deemed to be an original and both of which, when taken together, shall be deemed to constitute but one and the same agreement.

BY SIGNING BELOW, EMPLOYEE SIGNIFIES THAT HE HAS READ THE TERMS OF THIS AGREEMENT, FULLY UNDERSTANDS ITS TERMS, IS VOLUNTARILY AGREEING TO THOSE TERMS, AND INTENDS TO BE LEGALLY BOUND.

						TELVUE CORPORATION

						/s/Joseph Murphy
						---------------------------
						By:  Joseph Murphy 1/04/07
						---------------------------

						STANLEY GREENE

						/s/Stanley H. Greene
						--------------------------
						Stanley Greene
						--------------------------
Dated:  December 29th, 2006

EXHIBIT 10.19

SEPARATION AGREEMENT AND RELEASE (1 of 2)

	This Separation Agreement and Release (the "Agreement") is entered into this 8th day of February, 2007 between TelVue Corporation (the "Employer") and Irene DeZwaan ("Employee").

	WHEREAS, Employee's employment by the Employer will be terminated effective March 31, 2007 or the final filing date of an accurate and complete 2006 10-k report with the SEC, whichever comes later ("Termination Date"); and

	WHEREAS, the Employer agrees to provide certain payments to Employee in exchange for her continued service and good faith efforts for Employer until the Termination Date and the promises made by Employee herein.

	NOW, THEREFORE, in consideration of the payments, continued employment, and the other provisions set forth herein, the parties agree as follows:

	As of the Termination Date, Employee's employment with the Employer shall end subject to the terms of this Agreement and Employee will resign from all offices and positions she has held as officer and/or member of any committee with the Employer and any affiliates.

	In exchange for Employee's continued service and good faith efforts for Employer until the Termination Date and upon Employee's execution and non-revocation of a second Separation Agreement and Release substantially and materially identical to this Agreement ("Second Release"), the Employer will pay Employee seventeen (17) weeks of severance calculated at her January 1, 2007 hourly pay rate at 40 hours per week less appropriate deductions for federal and state withholding and other applicable taxes, as well as any lawfully authorized or required payroll deductions (the "Severance Payment"). The Severance Payment shall be payable in bi-weekly installments as salary continuation in accordance with the Employer's normal payroll practices provided that no payment shall be made, or benefits provided, prior to the Effective Date of the Second Release executed by Employee. Employee must remain employed with Employer up to and including the Termination Date in order to be eligible to receive the Severance Payment. Upon the Termination Date, Employee must sign a second Separation Agreement and Release substantially and materially identical to this Agreement in order to be eligible to receive the Severance Payment. Employee will retain the company supplied Laptop, Netscreen Appliance and printer. Employee agrees to answer questions and comments her replacement may have post her Termination Date. Employee's health plan benefit ceases March 31, 2007. Employee's 401k employer contribution ceases March 31, 2007. This is the complete and final understanding of the agreement's financial terms.

	Employee's health insurance benefits will terminate effective March 31, 2007. If, after March 2007, Employee elects to continue her health insurance coverage under COBRA, Employee shall be solely responsible for all payments of premiums for health insurance in that regard.

	In exchange for and in consideration of continued employment with Employer and the payments set forth in Section 2 above, except as otherwise provided herein, Employee voluntarily, knowingly and willingly RELEASES, ACQUITS AND FOREVER DISCHARGES AND COVENANTS NOT TO SUE the Employer, its officers, directors, employees, agents, shareholders, affiliates, members, successors and assigns ("the Employer Released Parties") from any and all claims (including claims for attorneys' fees and costs, except as otherwise noted herein), demands and causes of action, whether known or unknown, which Employee may have arising out of, or in any way relating to, her employment or termination of her employment with the Employer. This release includes any and all claims, actions, suits, and causes of action, that Employee, her heirs or assigns, may have against the Employer and/or the Employer Released Parties as of the date of execution of this Agreement under any federal, state or local ordinance, regulation, rule, statute, decision, constitution, or law, including, but not limited to, claims arising under:

		The National Labor Relations Act, as amended;
		Title VII of the Civil Rights Act of 1964, as amended;
		Sections 1981 through 1988 of Title 42 of the United States
		Code, as amended;
		The Employee Retirement Income Security Act of 1974, as amended; The Immigration Reform Control Act, as amended;
		The Americans with Disabilities Act of 1990, as amended;
		The Age Discrimination in Employment Act of 1967, as amended;
		The Fair Labor Standards Act, as amended;
		The Occupational Safety and Health Act, as amended;
		The Family and Medical Leave Act of 1993;
		The Equal Pay Act, as amended;
		The New Jersey Law Against Discrimination, as amended;
		The New Jersey Minimum Wage Law, as amended;
		The New Jersey Wage and Hour Law, as amended;
		Equal Pay Law for New Jersey, as amended;
		The New Jersey Worker Health and Safety Act, as amended;
		The New Jersey Family Leave Act, as amended;
		The New Jersey Conscientious Employee Protection Act, as amended; The New Jersey Employer-Employee Relations Act, as amended;
		Any anti-retaliation provision of any statute or law including common law;
		Any other federal, state or local civil or human rights law or any other local, state or federal law, regulation or ordinance; Any provision of any federal or state constitution;
		Any public policy, contract, tort, or common law, including, but not limited to, a cause of action for defamation;
		Any losses, injuries or damages (including back pay, front pay, liquidated, compensatory or punitive damages); and Attorneys' fees and any liens of any nature arising out of the allegations made in connection with Employee's employment with the Employer.

	This release does not apply to the requirements and obligations contained within the Agreement.

	This release does not include any claims, suits and causes of action that the employee may bring against the Employer as a stockholder of the Employer.

5.	Employee makes the following additional representations to the
Employer, each of which is significant and an important consideration for the Employer's willingness to enter into the Agreement:

	(a)	Employee expressly acknowledges that if she did not execute
the Agreement, she would not be entitled to receive the Severance Payment and to continued employment until the Termination Date.

	(b)	Employee acknowledges that she has been given twenty-one (21)
days to review the Agreement. The Employer specifically recommended that Employee consult with an attorney before executing the Agreement.

	(c )	Employee agrees that the Employer and the Employer Released
Parties specifically disclaim any liability hereunder and that the agreement is not and shall not be construed as an admission of any liability or violation of the rights of any individual, violation of any law, statute, duty or contract whatsoever by the Employer or any of the Employer Released Parties.

	(d)	Employee agrees that she will not make any statement(s) that disparage or may be interpreted to disparage the Employer,including its successors, assigns, parents, subsidiaries, partners, divisions, affiliates, officers, directors, members, employees, agents and representatives, with respect to any matter whatsoever.

	(e)	Employee agrees that she shall maintain the terms of this
Agreement in the STRICTEST CONFIDENCE. Employee shall not disclose or discuss any of the terms of this Agreement with anyone other than: Employee's immediate family members, accountant, the Internal Revenue Service, legal representative, or pursuant to a subpoena issued as part of a legal proceeding; provided that, before disclosing the terms of this Agreement to any of the foregoing, Employee shall advise the recipient regarding the existence of this confidentiality provision and obtain the agreement of the recipient to maintain the information in accordance with this provision.

	(f)	Employee understands that she may change her mind and revoke the
Agreement at any time during the seven (7) days immediately following the date she signs the Agreement, provided she does so in writing, in which case none of the provisions of the Agreement will have any effect. Ten (10) days after Employee has executed this Agreement without revoking it will be considered the "Effective Date" of this Agreement.

	(g)	Employee agrees that during the Severance Payment period, she shall continue to be available for reasonable consultation and cooperate in a reasonable manner in providing assistance to the Employer in concluding any matters which are reasonably related to the duties and responsibilities which Employee had while employed by the Company.

	(h)	Employee agrees and acknowledges that the Employer, on a timely basis, has paid, or agreed to pay, to the Employee all other amounts due and owing based on her services provided through the Termination Date and that the Employer has no obligation, contractual or otherwise to the Employee, except as provided herein, nor does it have any obligation to hire, rehire or re-employ the Employee in the future. Employee's right to continue to participate in any of the retirement, insurance and other benefit plans and programs of the Employer in effect as of the date of termination shall be determined according to the terms and provisions of such programs and plans and applicable law.

6.	Employee represents that, as of the Termination Date, she will not have in her possession any records and business documents, whether in electronic form or hard copy, and other materials (including but not limited to computer disks and tapes, computer programs and software, office keys, correspondence, files customer lists, technical information, customer information, pricing information, business strategies and plans, sales records and all copies thereof) (collectively, the "Corporate Records") (i) provided by the Employer, its predecessors, or its subsidiaries or affiliates, (ii) obtained as a result of her employment with the Employer, its predecessors, or its subsidiaries or affiliates, or (iii) created by Employee while employed by or rendering services to the Employer, its predecessors, or its subsidiaries or affiliates. Employee acknowledges that all such Corporate Records are the property of the Employer. In addition, as of the Termination Date, Employee shall promptly return in good condition any and all beepers, credit cards, cellular telephone equipment, business cards and computers. The Employer shall make arrangements to remove, terminate or transfer any and all business communication lines including network access, cellular phone, fax line and other business numbers.

7.	The Employee agrees and acknowledges that she has had access to confidential information of the Employer and its subsidiaries and affiliates, including, without limitation, information and knowledge pertaining to products and services offered, innovations, designs, ideas, plans, trade secrets, proprietary information, distribution and sales methods and systems, sales and profit figures, customer and client lists, and relationships between the Employer and its affiliates and other distributors, customers, clients, suppliers and others who have business dealings with the Employer and its subsidiaries and affiliates (collectively, the "Confidential Information").
The Employee acknowledges that such Confidential Information is a valuable and unique asset and covenants that she shall not, except as authorized by the Employer in writing, disclose any such Confidential Information to any person for any reason whatsoever unless such information is in the public domain through no fault of her or except as may be required by law.

8.	By signing this Agreement, Employee promises and agrees, at all times after the Termination Date, to cooperate fully with the Employer and its officers, directors, employees, agents and legal counsel, at the sole discretion of the Employer, in connection with any claim, complaint, charge, suit or action previously or hereafter asserted or filed against the Employer and/or Employer Released Parties which relates to, arises out of or is connected directly or indirectly with (a) Employee's employment with the Employer, (b) any other relationship or dealings between Employee and the Employer and/or Employer Released Parties, or (c) any other matter relating to the Employer and/or Employer Released Parties. Employee's cooperation with the Employer shall continue throughout the pendency of any such claim, complaint, charge, suit or action. Further, Employee promises and agrees that, in the event she is subject to a valid and enforceable subpoena or court order which compels her testimony at a trial, hearing or deposition concerning her relationship with the Employer or any other matter relating to the Employer and/or Employer Released Parties, she will provide reasonable and prompt notice to the Employer of this fact and cooperate fully with the Employer prior to and during her testimony, to the maximum extent possible, consistent with her obligation to provide truthful testimony. Employee's cooperation in this regard shall include, but shall not be limited to, full consultation with reasonable notice, at a reasonable time, with the Employer's officers, directors, employees, agents and legal counsel.
Employee further agrees that, in the event she is named as a defendant in a legal proceeding resulting from, arising out of, or connected directly or indirectly with Employee's employment with the Employer, or any act, omission or conduct occurring during Employee's employment with the company, she will provide reasonable and prompt notice of this fact to the Employer. Employer agrees to reimburse Employee for reasonable out-of-pocket expenses resulting from such consultation.

9.	By executing this Agreement, Employee acknowledges that her employment with the Employer has been and remains an employment at will relationship and that Employer has made no representations relating to the length of her employment with the Employer, except as hereunder noted. Employee further acknowledges that no promises of future employment with the Employer have been made to her.

10.	The Employee further acknowledges and agrees that if the Employee breaches any of the Employee's obligations or covenants set forth in this Agreement, all future payments and benefits hereunder shall immediately terminate as of the breach.

11.	The Agreement and all acts and transactions contemplated hereunder shall be governed, construed, and interpreted in accordance with the laws of the State of New Jersey, without regard to principles of conflict of laws.

12.	Each party shall be responsible for its own attorneys' fees and, in no event, shall the Employer be responsible for Employee's attorneys' fees.

13.	The Employer and Employee agree that the Agreement sets forth the entire agreement between the parties and that it fully supersedes all prior discussions, representations, agreements, and/or understandings pertaining to the subject matter of the Agreement. Employee further acknowledges that in executing the Agreement, she has not relied upon any representation or statement not set forth herein made by the Employer or any of the Employer Released Parties or their agents, lawyers, or representatives.

14.	It is hereby acknowledged and agreed that: (a) so long as the Employer is not in breach of this Agreement, it shall have the right to assign all or any part of its or their rights, title and interest in and to the covenants and agreements set forth in this Agreement to one or more purchasers (who must agree in writing to comply with the Employer's obligations under the Agreement) in the event of a sale of all or substantially all of the assets of any of the Employer; and (b) the obligations of the Employee may not be delegated by Employee and Employee may not assign, transfer, pledge, encumber, hypothecate or otherwise dispose of this Agreement, or any of her rights or obligations hereunder, and any such attempted delegation, assignment, transfer or disposition by Employee shall be null, void and without effect.

15. The Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms hereof may be waived only by a written instrument executed by both parties hereto.

16. All notices and other communications to be given hereunder shall be given in writing and shall be delivered personally or mailed by registered or certified mail, postage prepaid, return receipt requested, addressed to:

			The Employer:

			TelVue Corporation
			16000 Horizon Way, Suite 500
			Mt. Laurel, NJ 08054
			Attn:  Mr. Joseph Murphy

			Employee:

			------------------------
			Ms. Irene Dezwaan
			------------------------

	Notice shall be deemed to have been duly given on the date of delivery (if delivered personally) to the party to whom notice is to be given or as of the date indicated on the return receipt (or, if such notice is refused, on the date when delivery of such notice is first refused).

17.	The Agreement shall be binding upon and inure to the benefit of the
Employer and its successors and assigns and shall be binding upon Employee and her heirs and legal representatives.

18.	The waiver by either party hereto of a breach or violation of any provisions of the Agreement shall not operate as, or be construed to be, a waiver of any subsequent breach of the same or other provision hereof.

19.	The Agreement may be executed in two counterparts, each of which shall be deemed to be an original and both of which, when taken together, shall be deemed to constitute but one and the same agreement.

	BY SIGNING BELOW, EMPLOYEE SIGNIFIES THAT HE HAS READ THE TERMS OF THIS AGREEMENT, FULLY UNDERSTANDS ITS TERMS, IS VOLUNTARILY AGREEING TO THOSE TERMS, AND INTENDS TO BE LEGALLY BOUND.

						TELVUE CORPORATION

						/s/Joseph Murphy
						-------------------------
						By: Joseph Murphy
						-------------------------

						IRENE DEZWAAN

						/s/Irene DeZwaan
						-------------------------
						Irene DeZwaan

Dated:  February 8, 2007


EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
TelVue Corporation:

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated March 15, 2007 relating to the balance sheets of TelVue Corporation as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2006 annual report on Form 10-KSB of TelVue Corporation.


/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 28, 2007

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

		(a)	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record process, summarize and report financial information; and

		(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  3/29/07				By:	/s/Joseph M. Murphy
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

Date:  3/29/07				By:	/s/Irene A DeZwaan
						---------------------
						Irene A DeZwaan
						Treasurer-Controller


EXHIBIT 32.1

TELVUE CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  3/29/07				By:	/s/Joseph M. Murphy
						-------------------------------------
						Joseph M. Murphy
						President and Chief Executive Officer


EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene DeZwaan, Treasurer and Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  3/29/07				By:	/s/Irene A DeZwaan
						---------------------
						Irene A DeZwaan
						Treasurer-Controller