Form 10QSB
period 2007-03-31
TELVUE CORP
filed 2007-05-15
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 19


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2007

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
Yes  X    No
   ------   ------

Indicate by check mark whether the registrant is a shell company (as
defined in Rule, 12b-2 of the Exchange Act) Yes       No   X
                                                ------   ------

Number of shares of registrant's common stock outstanding as of April 27, 2007: 48,356,407 shares.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ------   ------
This report includes a total of 23 pages.


                 TELVUE CORPORATION
                      INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2007
          (unaudited) and as of December 31, 2006

          Consolidated Statements of Operations for the three months ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits



PART I.  Financial Information
ITEM I.  Financial Statements


                                 TELVUE CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                   2007            2006
                                               -------------   -----------

ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $   221,176     $  191,157
  Accounts receivable - trade, net of
   allowances of $5,758 at March 31, 2007
   and $3,000 at December 31, 2006                  345,933        392,134
  Marketable securities                              68,945           -
  Inventory                                         134,393           -
  Prepaid expenses                                  119,255         62,328
                                                -----------     ----------
     TOTAL CURRENT ASSETS                           889,702        645,619

NOTE RECEIVABLE                                        -           400,329

PROPERTY AND EQUIPMENT                            6,566,195      6,240,135
  Less accumulated depreciation                   5,417,568      5,342,637
                                                -----------     ----------
                                                  1,148,627        897,498

DEFINITE-LIVED INTANGIBLE ASSETS,
 Net of accumulated amortization of $26,684       4,522,036           -

INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL       1,828,401           -

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER            397,260           -

OTHER ASSETS                                          8,800          8,800

                                                 ----------     ----------
                                                 $8,794,826     $1,952,246
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                       $  383,680     $  105,109
  Accrued expenses                                  382,636        374,568
  Deferred service revenue                          298,686        153,041
  Other liabilities                                   3,908           -
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    1,068,910        632,718

LINES OF CREDIT - MAJORITY STOCKHOLDER            9,500,000      2,600,000

NOTE PAYABLE - MAJORITY STOCKHOLDER                 541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER             210,542        111,735

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
 shares authorized, 48,356,407 shares
 issued and outstanding.                            483,564        483,564
 Additional paid-in capital                       4,874,656      4,874,656
 Accumulated deficit                             (7,889,072)    (7,291,427)
 Comprehensive income                                 5,226           -
                                                 -----------    -----------
                                                 (2,525,626)    (1,933,207)
                                                 -----------    -----------
                                                 $8,794,826     $1,952,246
                                                 ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                                TELVUE CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                    2007            2006
                                                    ----            ----

REVENUES
  ANI services                                 $   338,755     $   391,605
  TVTN/PSG services                                273,641         100,524
                                               -----------     -----------
                                                   612,396         492,129
COST OF REVENUES
  ANI services                                      90,659         109,112
  TVTN/PSG services                                190,134         126,126
                                               -----------     -----------
TOTAL COST OF REVENUES                             280,793         235,238
                                               -----------     -----------
GROSS MARGIN                                       331,603         256,891

OPERATING EXPENSES
  Selling and marketing                            403,753         268,502
  General and administrative                       355,489         277,788
  Depreciation & amortization                      101,616          48,594
                                               -----------     -----------
                                                   860,858         594,884
                                               -----------     -----------
OPERATING LOSS                                    (529,255)       (337,993)

OTHER INCOME (EXPENSE)
  Interest income                                   30,415             407
  Interest expense                                 (98,807)         (9,599)
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                       (68,392)         (9,192)
                                                -----------     ----------
NET LOSS                                        $ (597,647)     $ (347,185)
                                                ===========     ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $(.01)          ($.01)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,356,407      48,336,407
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.


                   TELVUE CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                     2007            2006
                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $  (597,647)     $(347,185)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization                    101,616         48,594
Changes in assets and liabilities:
   Accounts receivable - trade                       88,117        (22,578)
   Other receivables                                   -            10,729
   Inventory                                        (30,000)          -
   Prepaid expenses                                 (56,927)       (91,931)
   Accounts payable - trade                          88,582         10,366
   Accrued expenses                                 (77,568)        50,384
   Deferred service revenue                         (41,338)         9,174
   Accrued interest - majority stockholder           98,807          9,599
                                                   ---------      --------
    NET CASH (USED IN) OPERATING ACTIVITIES        (426,358)      (322,848)
                                                   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (196,353)      (158,310)
  Acquisition of business                          (147,270)          -
                                                   ---------       --------
   NET CASH (USED IN) INVESTING ACTIVITIES         (343,623)      (158,310)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder                                     800,000        600,000
                                                   ---------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS             30,019        118,842

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                191,157        174,464
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  221,176     $  293,306
                                                  ==========     ==========

The accompanying unaudited notes are an integral part of these statements.


                    TELVUE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

1.  BASIS OF PRESENTATION
    ----------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in conformance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in TelVue Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of TelVue Corporation ("TelVue" or the "Company") and its wholly-owned subsidiary, Princeton Server Group, Inc. ("PSG"), from the date of its acquisition, which was March 12, 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combination
--------------------

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," the Company accounts for all business combinations by the purchase method. Furthermore, the Company recognizes intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Goodwill, Trademarks and Other Intangible Assets
------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

Intangible assets with indefinite lives and goodwill are not amortized.
The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. The Company performs impairment tests of goodwill at each reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value.

The Company determines the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 1 to 15 years.

2.  ACQUISITION
    ------------

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6.1 million in cash plus the forgiveness of a $400,000 loan owed by PSG. The acquisition was funded with funds drawn under a $10 million line of credit held by the Company with the Company's majority stockholder, H. F. (Gerry) Lenfest. The Company accounts for this acquisition as a business combination. The results of PSG are included in the Company's TVTN/PSG operating segment.

Upon closing of the acquisition, the Company made preliminary estimates of the fair values of the assets and liabilities for consolidation. The Company is in the process of obtaining a third-party valuation for many of the assets and liabilities acquired, and the preliminary estimates are subject to adjustment when the third party valuation is finalized. Accordingly, subsequent revisions to these preliminary estimates should be expected and may be material. The preliminary amount of purchase price allocated to software is $3,600,000, patent applications are $788,000, other finite-lived intangible assets are $160,000, trademarks are $397,000 and goodwill is approximately $1,800,000. The trademarks have been assigned an indefinite life.

The accompanying financial statements include the operations of PSG since the date of acquisition.

The following unaudited pro forma information for the three months ended March 31, 2007 and 2006, is presented as if the acquisition of PSG occurred on January 1, 2006. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2006.

                                                   2007           2006
                                               ------------   ------------

      Revenues                                $   903,080    $   777,869
      Net loss                                $(1,032,351)   $  (604,258)
      Basic and diluted net loss per share    $      (.02)   $      (.01)

3.  SUPPLEMENTAL CASH FLOW INFORMATION
    -----------------------------------

            SUPPLEMENTAL SCHEDULE RELATING TO ACQUISITION
            ---------------------------------------------

      Accounts receivable                           $   105,634
      Inventory                                         104,393
      Property and equipment                            129,707
      Definite-lived intangible assets                4,548,720
      Goodwill                                        1,828,401
      Other indefinite-lived intangible assets          397,260
      Accounts payable and accrued expenses            (279,533)
      Deferred service revenue                         (186,983)
      Note payable                                     (400,329)
      Amount financed                                (6,100,000)
                                                    -----------
      CASH PAID FOR ACQUISITION                    $    147,270
                                                    ===========

No income taxes or interest were paid during either the three months ended March 31, 2007 or 2006.

NON-CASH INVESTING AND FINANCING TRANSACTIONS
---------------------------------------------

During the three months ended March 31, 2007, the Company received marketable securities with a value of $63,719 from a customer as partial payment of outstanding receivables.

4.  EARNINGS PER COMMON SHARE
    --------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2007 and 2006, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

5.  CORPORATE INCOME TAXES
    -----------------------

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

The provisions for income tax benefit from continuing operations for the three months ended March 31, 2007 and 2006 consist of the following components:

                                                 2007              2006
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                         323,203           118,206
 State                                            89,135            32,598
                                               ----------        ----------
                                                 412,338           150,804
Valuation allowance increase                    (412,338)         (150,804)
                                               ----------        ----------
                                                    -                 -
                                               ----------        ----------
                                               $     -           $    -
                                               ==========        ==========

TelVue recorded an increase in valuation allowance of $412,338 at March 31, 2007 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $5,200,000 on a tax-reporting basis as of March 31, 2007. The carry forward will begin to expire in 2010, if not utilized.

In June, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2003 and state income tax examinations before 2002. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service ("IRS") tax examination. The Company is not currently under examination by any state jurisdictions.

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr.
Lenfest (the "2005 Note"). Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The Line of Credit is unsecured and will expire on November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. As of March 31, 2007, $3,000,000 in borrowings have been made under the 2005 Note with accrued interest of $171,469.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest, in the principal amount of Ten Million Dollars ($10,000,000). Under this Line of Credit, the Company may request up to $5,000,000 for general working capital. The Company may request up to an additional $5,000,000 available under this Line of Credit for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note.

On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the
2006 Note, to loan to Princeton Server Group ("PSG") to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. The Company had the option to convert the unpaid principal balance of the PSG Note note and all accrued interest into common stock of PSG. In connection with the PSG Note, TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December
31, 2016. The PSG Note was forgiven on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG.

On March 12, 2007, PSG was acquired by TelVue for $6.1 million and the forgiveness of the PSG Note (described above). TelVue borrowed $6.1 million from Mr. Lenfest under the 2006 Note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets its product to PEG TV and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software. As of March 31, 2007, $6,500,000 in borrowings have been made under the 2006 Note with accrued interest of $39,073.

7.  RELATED PARTY TRANSACTIONS
    --------------------------

See Notes 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other segment ("TVTN/PSG") is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TVTN/PSG segment includes PSG, which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2007 and 2006, is as follows:

Three months ended March 31, 2007       ANI      TVTN/PSG     Total
---------------------------------    ---------  ----------  ---------
Revenues                             $ 338,755  $ 273,641   $ 612,396
Operating income/(loss)                140,455   (669,710)   (529,255)
Interest expense/(income)              (26,494)    94,886      68,392
Net income/(loss)                      166,949   (764,596)   (597,647)
Capital expenditures                      -       196,353     196,353

Three months ended March 31, 2006       ANI      TVTN/PSG    Total
---------------------------------    ---------  ---------- ----------
Revenues                             $ 391,605  $ 100,524   $ 492,129
Operating income/(loss)                189,058   (527,051)   (337,993)
Interest expense/(income                  -         9,192       9,192
Net income/(loss)                      189,058   (536,243)   (347,185)
Capital expenditures                      -       158,310     158,310

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The Company provided ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. At the time of the filing pre-bankruptcy, outstanding accounts receivable from Adelphia of $157,210 were due to the Company. During the fourth quarter of 2002, the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. During August 2006, the Company received payments totaling $48,949 from Adelphia which represented payment of a number of outstanding invoices at 100% of their value. Because these invoices had a previously established bad debt reserve of 50% of their value, the Company reduced the bad debt reserve by $24,474 at September 30, 2006. During February, 2007 the Company received payment in full for all outstanding invoices including accrued interest. The payment was made partially in cash, with the remainder being paid through the issuance of Time Warner Cable stock with a value of $63,719 at the time of the payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

    TelVue operates two business segments. The legacy segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service"). The second segment ("TVTN/PSG") includes TelVue Virtual Television Networks ("TVTN"), which is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TVTN/PSG segment also includes Princeton Server Group, Inc. ("PSG"), which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.

     The ANI service permits cable television companies to process special ordering services without the attendant high manpower requirements or extensive physical plant and facilities that are otherwise required.
TelVue provides the ANI service through equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's home office in Mt. Laurel, New Jersey. The equipment provides enhanced service features, such as "Custom Greeting," which identifies the cable operator by name, "Title Speak," which speaks the movie or event title, start-time and channel appearance on accepted orders, and "Call Redirect," which automatically redirects unaccepted order calls to the cable operator's customer service representative for assistance. The equipment also announces promotional messages for products and services at the time a cable subscriber is placing an order for a pay-per-view movie or event (the "PPV+ service"). TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon.

     In 2003, TelVue developed the TVTN product and service and has applied for three patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, many municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program, TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. While TVTN specializes in creating a customized look for the PEG Channels and provides localized and dynamic content, PSG provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG Channels. TelVue acquired PSG because it believes PSG and the TVTN Network together will provide a complete technology and support solution to owners and operators of PEG Channels.

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers
to order digital pay-per-view or video on demand via the set top box.   TelVue
also discusses the marketing of its TVTN/PSG service and the growth in TVTN/PSG revenue and expenses.

     The ANI segment had operating income of $140,455 for the three months ended March 31, 2007, compared to $189,058 for the three months ended March 31, 2006. The decrease in operating income was mainly a result of the decrease in ANI service revenue of $52,850 for the three months ended March 31, 2007, when compared to the same period of 2006. As expected, pay-per-view buy revenue decreased $10,186 for the three months ended March 31, 2007, and feature revenue decreased $44,035 for the three months ended March 31, 2007. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2006 (as discussed below). TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed internet access.

     As of March 31, 2007, TelVue was serving approximately 4.8 million full-time cable subscribers compared to approximately 5.0 million full-time
cable subscribers served as of March 31, 2006.    During the three months
ended March 31, 2007, approximately 1,362,000 full-time and part-time cable subscribers cancelled the ANI service, the largest being Time Warner Cable in New York, NY, which accounted for 1,100,000 part-time subscribers. During the same period, 85,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

     ANI cost of revenues decreased $18,453 for the three months ended March 31, 2007, when compared to the same period of 2006. This decrease was primarily due to a favorable variance in software maintenance expense of $23,865 as a result of reversing 2006 accrued but unbilled expenses for Telco Solutions, Inc., TelVue's HP software support provider ("Telco Solutions"). Telco Solutions and TelVue worked out an arrangement to allow Telco Solutions to co-locate equipment at the TelVue facility. In exchange for the co-location, Telco Solutions waived their 2006 and 2007 software maintenance fees. Trunk lines showed an increase of $23,242 as a result of credits received in 2006 related to prior over-charges. There was also a reduction in technical payroll and payroll taxes and benefits of $11,976 for the three months ended March 31, 2007 compared to the same period of 2006, as a result of allocating more of the technical payroll and benefits to the TVTN/PSG segment. Selling expenses related to the ANI service increased
$7,003 for the three months ended March 31, 2007, when compared to the same period of 2006. The increase for the three months ended March 31, 2007 is mainly the result of higher current year commission expense due to 85,000 cable subscribers being adding in 2007 as opposed to zero in 2006. ANI segment general and administrative expenses increased $7,137 for the three months ended March 31, 2007, when compared to the same period of 2006, as a result of a higher amount of corporate expenses to be allocated than in 2006.

     The TVTN/PSG service had an operating loss of $669,710 for the three months ended March 31, 2007, compared to an operating loss of $527,051 for the three months ended March 31, 2006. TVTN/PSG service revenue increased $173,117 for the three months ended March 31, 2007, compared to the same period of 2006. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of March 31, 2007, TVTN was providing service to 112 towns/schools/retirement communities compared to 51 towns at March 31, 2006, and also had 104 sponsors launched and funding the town's channel as of March 31, 2007, compared to 40 sponsors launched at March 31, 2006. TelVue is marketing the TVTN service nationally with a initial focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in California, Florida, Massachusetts, Missouri, New York, North Carolina and Virginia; the remainders are in the New Jersey, Pennsylvania and Delaware areas. PSG's traditional marketing efforts have been at conferences, seminars and trade shows, in addition to the use of direct mail and referrals. PSG has sold equipment in 32 different states and the District of Columbia. Cost of revenues for the TVTN/PSG service increased $64,008 for the three months ended March 31, 2007, when compared to the same period of 2006, mainly as a result of payroll for additional production and design personnel, in addition to the expenses associated with the PSG operating unit. Selling expenses related to the TVTN/PSG service increased $128,248 for the three months ended March 31, 2007, when compared to the same period of 2006. This increase was a result of additional sales personnel hired to aggressively market and sell the TVTN/PSG services, as well as increases in advertising, commission, travel and trade show expenses combined with the operating expenses of the PSG unit. TVTN/PSG general and administrative expenses increased $70,564 for the three months ended March 31, 2007. This increase was primarily a result of allocating a larger portion of rent and other operational expenses to the TVTN/PSG segment. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN/PSG service increase.

    TelVue had a net loss of $597,647 for the three months ended March 31, 2007, compared to a net loss of $347,185 for the three months ended March 31, 2006. At March 31, 2007 and 2006, TelVue recorded valuation allowance increases of $412,338 and $150,804, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $5,200,000 on a tax-reporting basis as of March 31, 2007 (see Note 5 of TelVue's accompanying financial statements).

     During the three months ended March 31, 2007, TelVue purchased $196,353 of equipment compared to $158,310 purchased during the three months ended March 31, 2006. The majority of the equipment purchased during the three months ended March 31, 2007 and 2006, was for software development and equipment related to the TVTN service. Depreciation and amortization expense increased $53,022 for the three months ended March 31, 2007, as a result of the purchases. Depreciation and amortization accounted for 9% and 8% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively.

     As of March 31, 2007, TelVue maintained a bad debt reserve in the amount of $5,758. The reserve was calculated based on the estimate that 1% of outstanding receivable would not be collected.

     TelVue's days for sales in average accounts receivable was 48 days at March 31, 2007, compared to 43 days at March 31, 2006, not including the outstanding Adelphia balances. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $426,358 and $322,848 for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash flow over 2005 was primarily due to a reduction in ANI service revenue and an increase in TVTN expenses (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

     Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and referred stock to Mr. H.F. Lenfest, TelVue's majority stockholder ("Mr. Lenfest"), and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. These loans and accrued interest were repaid in their entirety during 2003. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001.

     In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased, from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the non-interest bearing Science Note in the principal amount of $541,000 to January 1, 2011.

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

     On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005
Note) with Mr. Lenfest. The 2005 Note was secured to provide funding to grow the TVTN service. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance under the 2005 Note, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. Since the inception of this note, TelVue has borrowed $3,000,000 under the terms of the 2005 Note and accrued interest on the borrowings of $171,469 as of March 31, 2007. TelVue is borrowing approximately $200,000 per month under this 2005 Note and anticipates that the funds will be exhausted by August 2007 or sooner.

     As a result of the anticipated exhaustion of the funds available under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of Ten Million Dollars ($10,000,000). Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate of the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note.

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

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the three months ended March 31, 2007, TelVue had 1,362,000 subscribers cancel service and only 85,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

     TelVue is dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for the TVTN Network as well as the newly acquired PSG subsidiary. As discussed above TelVue believes the financing from Mr. Lenfest under the 2005 Note described above will be exhausted by approximately August 2007 or sooner. As a result of this, TelVue secured the 2006 Note from Mr. Lenfest to help TelVue grow the TVTN service to a profitable level. Both the 2005 Note and 2006 Note will help to fund the growth of the TVTN Network and the PSG subsidiary, as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell the TVTN Network and PSG services. However, there can be no assurance that its marketing efforts will be successful.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period overed by this report. Based upon that evaluation, TelVue's Chief Executive officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within TelVue, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

10.17 Convertible Note for $400,000 dated December 26, 2006 issued to TelVue by the Princeton Server Group (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

10.18 Separation Agreement by and between TelVue and Stanley Greene, dated December 29, 2006 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

10.19 Separation Agreement by and between TelVue and Irene DeZwaan, dated February 8, 2007 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2007 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the 2006 Form 10-KSB, File No. 000-17170).

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

                                            TELVUE CORPORATION


DATED:  5/15/07                   By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED:  5/15/07                   By:   /s/John Fell
                                        ----------------------------------
                                        John Fell
                                        Treasurer (Controller)


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

EXHIBIT 10.12

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

Jesse Lerman, Executive Vice President of Engineering is employed on an at-will basis and is paid an annual salary of $150,000. Mr. Lerman also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Lerman, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

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

John Fell, Controller is employed on an at-will basis and is paid an annual salary of $112,500. Upon completion of 90 days of employment, Mr. Fell will be eligible to receive, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Fell, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.


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

Date:  5/15/07

                                  By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


EXHIBIT 31.2
CERTIFICATIONS

	I, John Fell, certify that:

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

Date:   5/15/07

                                  By:   /s/John Fell
                                        ----------------------------------
                                        John Fell
                                        Treasurer (Controller)


EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company

Dated:  5/15/07                   By:   /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Fell, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  5/15/07                   By:   /s/John Fell
                                        ----------------------------------
                                        John Fell
                                        Treasurer (Controller)