Form 10QSB
period 2007-06-30
TELVUE CORP
filed 2007-08-14
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 20


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2007

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

Number of shares of registrant's common stock outstanding as of July 17, 2007: 48,366,407 shares.

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

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2007
          (unaudited) and as of December 31, 2006

          Consolidated Statements of Operations for the three months ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

          Consolidated Statements of Operations for the six months ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits


PART I.  Financial Information
ITEM I.  Financial Statements

                       TELVUE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    2007           2006
                                               -------------   -----------

ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $   151,508     $  191,157
  Accounts receivable - trade, net of allowances
   of $5,700 at June 30, 2007 and
   $3,000 at December 31, 2006                      628,235        392,134
  Marketable securities                              72,073           -
  Inventory                                         330,654           -
  Prepaid expenses                                  120,846         62,328
                                                -----------     ----------
     TOTAL CURRENT ASSETS                         1,303,316        645,619

NOTE RECEIVABLE                                        -	   400,329

PROPERTY AND EQUIPMENT                            6,760,514      6,240,135
  Less accumulated depreciation                   5,501,860      5,342,637
                                                -----------     ----------
                                                  1,258,654        897,498

DEFINITE-LIVED INTANGIBLE ASSETS,
 Net of accumulated amortization of $186,786	  4,361,934           -

INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL	  1,894,829           -

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER  	    397,260           -

OTHER ASSETS                                          8,800          8,800

                                                 ----------     ----------
                                                 $9,224,793     $1,952,246
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                       $  609,708     $  105,109
  Accrued expenses                                  268,648        374,568
  Deferred service revenue                          367,168        153,041
  Other liabilities                                   6,736           -
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                    1,252,260        632,718

LINES OF CREDIT - MAJORITY STOCKHOLDER           10,500,000      2,600,000

NOTE PAYABLE - MAJORITY STOCKHOLDER                 541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER             451,178        111,735

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
 shares authorized, 48,366,407 and 48,356,407
 shares issued and outstanding at June 30, 2007
 and December 31, 2006, respectively                483,664        483,564
 Additional paid-in capital                       4,875,556      4,874,656
 Accumulated deficit                             (8,887,219)    (7,291,427)
 Comprehensive income                                 8,354           -
                                                 -----------    -----------
                                                 (3,519,645)    (1,933,207)
                                                 -----------    -----------
                                                 $9,224,793     $1,952,246
                                                 ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

                          TELVUE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                   Three Months Ended
                                                        June 30,
                                              ----------------------------
                                                    2007            2006
                                                    ----            ----
REVENUES
  ANI services                                 $   356,696     $   400,516
  TVTN/PSG services                                908,542         126,812
                                               -----------     -----------
                                                 1,265,238         527,328
COST OF REVENUES
  ANI services                                     131,021         118,559
  TVTN/PSG services                                452,286         147,115
                                               -----------     -----------
TOTAL COST OF REVENUES                             583,307         265,674
                                               -----------     -----------
GROSS MARGIN                                       681,931         261,654

OPERATING EXPENSES
  Selling and marketing                            461,957         330,066
  General and administrative                       733,392         287,834
  Depreciation and amortization                    244,393          54,635
                                               -----------     -----------
                                                 1,439,742         672,535
                                               -----------     -----------
OPERATING LOSS                                    (757,811)       (410,881)

OTHER INCOME (EXPENSE)
  Interest income                                      301             443
  Interest expense                                (240,636)        (20,792)
  Gain on sale of equipment                           -              7,000
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                      (240,335)        (13,349)
                                                -----------     ----------
NET LOSS                                        $ (998,146)     $ (424,230)
                                                ===========     ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $(.02)          ($.01)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,359,703      48,343,001
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                         TELVUE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Six Months Ended
                                                        June 30,
                                              ----------------------------
                                                    2007            2006
                                                    ----            ----
REVENUES
  ANI services                                 $   695,451     $   792,121
  TVTN/PSG services                              1,182,183         227,336
                                               -----------     -----------
                                                 1,877,634       1,019,457
COST OF REVENUES
  ANI services                                     221,680         227,671
  TVTN/PSG services                                642,420         273,241
                                               -----------     -----------
TOTAL COST OF REVENUES                             864,100         500,912
                                               -----------     -----------
GROSS MARGIN                                     1,013,534         518,545

OPERATING EXPENSES
  Selling and marketing                            865,710         598,568
  General and administrative                     1,088,881         565,622
  Depreciation and amortization                    346,009         103,229
                                               -----------     -----------
                                                 2,300,600       1.267,419
                                               -----------     -----------
OPERATING LOSS                                  (1,287,066)       (748,874)

OTHER INCOME (EXPENSE)
  Interest income                                   30,716             850
  Interest expense                                (339,443)        (30,391)
  Gain on sale of equipment                           -              7,000
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                      (308,727)        (22,541)
                                                -----------     ----------
NET LOSS                                      $ (1,595,793)   $   (771,415)
                                                ===========     ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $(.03)          ($.02)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,358,065      48,339,722
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                         TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                       Six Months Ended
                                                            June 30,
                                                    ---------------------
                                                     2007            2006
                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(1,595,793)     $(771,415)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization                    346,010        103,229
   Gain on sale of property and equipment              -            (7,000)
Changes in assets and liabilities:
   Accounts receivable - trade                     (194,186)       (36,914)
   Other receivables                                   -            10,900
   Inventory                                       (226,261)          -
   Prepaid expenses                                 (58,518)       (61,939)
   Accounts payable - trade                         314,610        (55,690)
   Accrued expenses                                (188,728)        14,271
   Deferred service revenue                          27,144         20,850
   Accrued interest - majority stockholder          339,443         30,391
                                                 -----------      --------
    NET CASH (USED IN) OPERATING ACTIVITIES      (1,235,279)      (753,317)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (390,672)      (269,526)
  Proceeds from sale of property and equipment         -             7,000
  Acquisition of business                          (213,698)          -
                                                   ---------       --------
   NET CASH (USED IN) INVESTING ACTIVITIES         (604,370)      (262,526)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder                                   1,800,000     1,000,000
  Issuance of common stock                             1,000         1,000
                                                   ---------     ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES	   1,801,000     1,001,000
                                                   ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (39,649)       (14,843)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                191,157       174,464
                                                  ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  151,508    $  159,621
                                                  ==========    ==========

The accompanying unaudited notes are an integral part of these statements.

                         TELVUE CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION
    ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

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

Business Combination
--------------------
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the Company accounts for all business combinations by the purchase method. Furthermore, the Company recognizes intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Goodwill, Trademarks and Other Intangible Assets
------------------------------------------------

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company classifies intangible assets into three categories:

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

2. ACQUISITION
   -----------
On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG. The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with the Company's majority stockholder, H. F. (Gerry) Lenfest
The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the Company's TVTN/PSG operating segment.

Upon closing of the acquisition, the Company made preliminary estimates of the fair values of the assets and liabilities for consolidation. The Company has since obtained a third-party valuation for many of the assets and liabilities acquired. There were no material differences between the preliminary estimates and the final valuations. The amount of purchase price allocated to software is $3,600,000, patent applications are $788,000, other finite-lived intangible assets are $160,000, trademarks are $397,000 and goodwill is approximately $1,900,000. The trademarks have been assigned an indefinite life.

The accompanying financial statements include the operations of PSG since the date of acquisition.

The following unaudited pro forma information for the six months ended June 30, 2007 and 2006, is presented as if the acquisition of PSG occurred on January 1, 2006. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2006.

                                                     2007          2006
                                                 ------------   ------------

	Revenues             			 $ 2,168,179    $ 1,796,741
	Net loss               			 $(2,135,357)   $(1,713,050)
        Basic and diluted net loss per share     $      (.04)   $      (.04)


3.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

         SUPPLEMENTAL SCHEDULE RELATING TO ACQUISITION
         ---------------------------------------------

  Accounts receivable                             $   105,634
  Inventory                                           104,393
  Property and equipment                              129,707
  Definite-lived intangible assets                  4,548,720
  Goodwill                                          1,894,829
  Other indefinite-lived intangible assets            397,260
  Accounts payable and accrued expenses              (279,533)
  Deferred service revenue                           (186,983)
  Note payable                                       (400,329)
  Amount financed                                  (6,100,000)
                                                   ----------
  CASH PAID FOR ACQUISITION                       $   213,698
                                                  ===========

No income taxes or interest were paid during either the six months ended June 30, 2007 or 2006.

NON-CASH INVESTING AND FINANCING TRANSACTIONS
---------------------------------------------

During the six months ended June 30, 2007, the Company received marketable securities with a value of $63,719 from a customer as partial payment of outstanding receivables.

4.  EARNINGS PER COMMON SHARE
    -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the six months ended June 30, 2007 and 2006, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

5.  CORPORATE INCOME TAXES
    ----------------------

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

The provisions for income tax benefit from continuing operations for the six months ended June 30, 2007 and 2006 consisted of the following components:

                                                 2007              2006
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                         443,000           217,000
 State                                           121,000            60,000
                                               ----------        ----------
                                                 564,000           277,000
Valuation allowance increase                    (564,000)         (277,000)
                                               ----------        ----------
                                                    -                 -
                                               ----------        ----------
                                               $    -            $    -
                                               ==========        ==========

TelVue recorded an increase in valuation allowance of $564,000 at June 30, 2007 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $6,200,000 on a tax-reporting basis as of June 30, 2007. The carry forward will begin to expire in 2010, if not utilized.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The Line of Credit is unsecured and will expire on November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011.
As of June 30, 2007, the Company has borrowed $3,800,000 under the 2005 Note, fully exhausting the Note, with accrued interest of $258,824.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest, in the principal amount of Ten Million Dollars ($10,000,000). Under this Line of Credit, the Company may request up to $5,000,000 for general working capital. The Company may request up to an additional $5,000,000 available under this Line of Credit for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of June 30, 2007, the Company has borrowed $6,700,000 under the 2006 Note with accrued interest of $192,354.

On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note, to loan to PSG to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. The Company had the option to convert the unpaid principal balance of the PSG Note and all accrued interest into common stock of PSG. In connection with the PSG Note, TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016. The PSG Note was forgiven on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG.

On March 12, 2007, PSG was acquired by TelVue for $6,100,000 and the forgiveness of the PSG Note (described above). TelVue borrowed the $6,100,000 from Mr. Lenfest under the 2006 Note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets its product to PEG TV and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

7.  RELATED PARTY TRANSACTIONS
    --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other segment ("TVTN/PSG") is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TVTN/PSG segment includes PSG, which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formants.

Summarized financial information by reporting segment as of and for each of the six months ended June 30, 2007 and 2006, is as follows:

Six months ended June 30, 2007       ANI      TVTN/PSG      Total
--------------------------------- ---------  ----------  ----------

Revenues                          $ 695,451  $1,182,183  $1,877,634
Operating income/(loss)             239,033  (1,526,099) (1,287,066)
Interest expense                       -        339,443     339,443
Net income/(loss)                   265,828  (1,861,621) (1,595,793)
Capital expenditures                   -        390,672     390,672

Six months ended June 30, 2006       ANI       TVTN/PSG     Total
--------------------------------- ---------   ---------- ----------

Revenues                          $ 792,121  $  227,336  $1,019,457
Operating income/(loss)             375,588  (1,124,462)   (748,874)
Interest expense                       -         30,391      30,391
Net income/(loss)                   382,588  (1,154,003)   (771,415)
Capital expenditures                   -        269,526     269,526

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The Company provided ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. At the time of the filing pre-bankruptcy, outstanding accounts receivable from Adelphia of $157,210 were due to the Company. During the fourth quarter of 2002, the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. During August 2006, the Company received payments totaling $48,949 from Adelphia which represented payment of a number of outstanding invoices at 100% of their value. Because these invoices had a previously established bad debt reserve of 50% of their value, the Company reduced the bad debt reserve by $24,474 at September 30, 2006. In February 2007, the Company received payment in full for all outstanding invoices including accrued interest. The payment was made partially in cash, with the remainder being paid through the issuance of Time Warner Cable stock with a value of $63,719 at the time of the payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

    TelVue operates two business segments. The legacy segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service"). The second segment ("TVTN/PSG") includes TelVue Virtual Television Networks ("TVTN"), which is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TVTN/PSG segment also includes Princeton Server Group, Inc, ("PSG"), which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.

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

     In 2003, TelVue developed the TVTN product and service and has applied for three patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, many municipalities use a simple TV display made up of only text messages with background music. TelVue offers two different billing programs. Under the first billing program, TelVue directly charges the municipalities monthly support fees along with a one-time installation and programming fee. Under the second billing program, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. While TVTN specializes in creating a customized look for the PEG Channels and provides localized and dynamic content, PSG provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG Channel. TelVue acquired PSG because it believes PSG and the TVTN Network together will provide a complete technology and support solution to owners and operators of PEG Channels.
As a compliment to its TVTN service, TelVue has introduced technology enabling local emergency management officials to send emergency messages by e-mail to residents' cell phones and computers. This four-in-one technology provides simultaneous phone, e-mail, website and television notification. The new capability will be available exclusively to residents in towns affiliated with TVTN.

RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or
video on demand via the set top box.   TelVue also discusses the marketing
of its TVTN/PSG service and the growth in TVTN/PSG revenue and expenses.

     The ANI segment had operating income of $98,578 and $239,033 for the three and six months ended June 30, 2007, compared to $186,530 and $375,588 for the three and six months ended June 30, 2006. The decrease in operating income was mainly a result of the decrease in ANI service revenue of $43,820 and $96,670 for the three and six months ended June 30, 2007, respectively, when compared to the same period of 2006. As expected, pay-per-view buy revenue decreased $7,647 and $17,832 for the three and six months ended June 30, 2007, and feature revenue decreased $63,021 and $107,056 for the three and six months ended June 30, 2007 when compared to the same periods of 2006. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2006 (as discussed below). TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed internet access.

     As of June 30, 2007, TelVue was serving approximately 4.6 million full-time cable subscribers compared to approximately 5.0 million full-time
cable subscribers served as of June 30, 2006.    During the six months
ended June 30, 2007, approximately 1.5 million full-time and part-time cable subscribers cancelled the ANI service, the largest being Time Warner Cable in New York, NY, which accounted for 1.1 million part-time subscribers. During the same period, 85,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

     ANI cost of revenues increased $12,462 for the three months ended June 30, 2007, when compared to the same period of 2006. This increase was primarily due to higher current year expense for trunk lines related to pay per view events, offset by savings in data link lines, software maintenance and compensation expenses as a result of allocating more of the technical payroll and benefits to the TVTN/PSG segment. For the six months ended June 30, 2007, ANI cost of revenues decreased by $5,991. This decrease was primarily due to a favorable variance in software maintenance expense of $28,638 as a result of reversing 2006 accrued but unbilled expenses for Telco Solutions, Inc., TelVue's HP software support provider ("Telco Solutions"). Telco Solutions and TelVue worked out an arrangement to allow Telco Solutions to co-locate equipment at the TelVue facility. In exchange for the co-location, Telco Solutions waived their 2006 and 2007 software maintenance fees. Trunk lines showed an increase of $57,853 as a result of credits received in 2006 related to prior over-charges, in addition to increased current year usage for pay per view events. There was also a reduction in technical payroll, payroll taxes and benefits for the six month period of $22,226 when compared to the same period of 2006 as a result of the previously mentioned increase in the amount allocated to the TVTN/PSG segment. Selling expenses related to the ANI service increased $2,092 and $9,095 for the three and six months ended June 30, 2007, respectively, when compared to the same periods of 2006. The increase for the six months ended June 30, 2007 was primarily the result of higher current year commission expense due to 85,000 cable subscribers being adding in 2007 as opposed to zero in 2006. ANI segment general and administrative expenses increased $29,258 and $36,395 for the three and six months ended June 30, 2007, when compared to the same periods of 2006, as a result of a higher amount of corporate expenses to be allocated than in 2006.

     The TVTN/PSG service had operating losses of $856,389 and $1,526,099 for the three and six months ended June 30, 2007, compared to operating losses of $597,411 and $1,124,462 for the three and six months ended June
 30, 2006. TVTN/PSG service revenue increased $781,730 and $954,847 for the three and six months ended June 30, 2007, compared to the same periods of 2006. The majority of the revenue increases were attributed to the PSG operating unit, which was acquired on March 12, 2007. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of June 30, 2007, TVTN was providing service to 116 towns/schools/retirement communities compared to 59 towns at June 30, 2006, and also had 98 sponsors launched and funding the town's channel as of June 30, 2007, compared to 62 sponsors launched at June 30, 2006. TelVue is marketing the TVTN service nationally with an initial focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in California, Florida, Massachusetts, Missouri, New York, North Carolina and Virginia; the remainders are in the New Jersey, Pennsylvania and Delaware areas. PSG's traditional marketing efforts have been at conferences, seminars and trade shows, in addition to the use of direct mail and referrals. PSG has sold equipment in 30 different states and the District of Columbia. Cost of revenues for the TVTN/PSG service increased $305,171 and $369,179 for the three and six months ended June 30, 2007, when compared to the same periods of 2006, mainly as a result of payroll for additional production and design personnel, in addition to the expenses associated with the PSG operating unit. Selling expenses related to the TVTN/PSG service increased $129,799 and $258,047 for the three and six months ended June 30, 2007, when compared to the same periods of 2006.
This increase was a result of additional sales personnel hired to aggressively market and sell the TVTN/PSG services, as well as increases in advertising, commission, travel and trade show expenses combined with the operating expenses of the PSG unit. TVTN/PSG general and administrative expenses increased $416,300 and $486,864 for the three and six months ended June 30, 2007 when compared to the same periods of 2006. This increase was primarily a result of allocating a larger portion of rent and other operational expenses to the TVTN/PSG segment, along with the addition of the expenses related to the PSG operating unit. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN/PSG service increase.

    TelVue had net losses of $998,146 and $1,595,793 for the three and six months ended June 30, 2007, compared to a net loss of $424,230 and $771,415 for the three and six months ended June 30, 2006. At June 30, 2007 and 2006, TelVue recorded valuation allowance increases of $564,000 and $277,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $6,200,000 on a tax-reporting basis as of June 30, 2007 (see Note 5 of TelVue's accompanying financial statements).

     During the six months ended June 30, 2007, TelVue purchased $390,672 of equipment compared to $269,526 purchased during the six months ended June 30, 2006. The majority of the equipment purchased during the six months ended June 30, 2007 and 2006 was for software development and equipment related to the TVTN service. Depreciation and amortization expense increased $189,758 and $242,780 for the three and six months ended June 30, 2007, as a result of the capital purchases, in addition to the amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 15% and 8% of total operating expenses for the six months ended June 30, 2007 and 2006, respectively.

     As of June 30, 2007, TelVue maintained a bad debt reserve in the amount of $5,700. The reserve was calculated based on the estimate that 1% of outstanding receivables would not be collected.

     TelVue's days for sales in average accounts receivable was 49 days at June 30, 2007, compared to 43 days at June 30, 2006, not including the outstanding balances due from Adelphia Cable. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers. TelVue had negative cash flow from operating activities of $1,235,279 and $753,317 for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash flow compared to 2006 was primarily due to a reduction in ANI service revenue and an increase in TVTN/PSG expenses (as described above).

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

    On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005
Note) with Mr. Lenfest. The 2005 Note was secured to provide funding to grow the TVTN service. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance under the 2005 Note, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. Since the inception of this note, TelVue has borrowed $3,800,000 under the terms of the 2005 Note and accrued interest on the borrowings in the amount of $258,824 as of June 30, 2007, fully exhausting this note.

     As a result of the anticipated exhaustion of the funds available under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate of the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note. As of June 30, 2007, the Company has borrowed $6,700,000 under the 2006 Note with accrued interest in the amount of $192,354.

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

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the six months ended June 30, 2007, TelVue had 1,493,000 subscribers cancel service and only 85,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

     TelVue is dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for the TVTN Network as well as the newly acquired PSG subsidiary. As discussed above TelVue believed the financing from Mr. Lenfest under the 2005 Note described above would be exhausted by approximately August 2007 or sooner. As a result, TelVue secured the 2006 Note from Mr. Lenfest to help TelVue grow the TVTN service to a profitable level. Both the 2005 Note and 2006 Note has helped and will continue to help fund the growth of the TVTN Network and the PSG subsidiary, as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell the TVTN Network and PSG services. However, there can be no assurance that its marketing efforts will be successful.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TelVue's annual meeting of stockholders was held on June 5, 2007. The following five directors were elected:

                            Vote For     Votes Withheld  Votes Abstained
                          ------------   --------------  ---------------
1. H.F. Lenfest            373,352,149       128,125            0
2. Joseph Murphy           373,352,149       128,125            0
3. Frank Carcione          373,352,149       128,125            0
4. Joy Tartar              373,412,149        68,125            0
5. Robert Lawrence         373,412,149        68,125            0


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

10.16 Stock Purchase Agreement by and among TelVue and Princeton Server Group, Inc. dated March 12, 2007 (incorporated by reference to the March 13, 2007 Form 8-K, File No. 000-17170).

10.17 Convertible Note for $400,000 dated December 26, 2006 issued to TelVue by the Princeton Server Group, Inc. (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170)

10.18 Separation Agreement by and between TelVue and Stanley Greene, dated December 29, 2006 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

10.19 Separation Agreement by and between TelVue and Irene DeZwaan, dated February 8, 2007 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

10.20 Amendment to Form 8-K filed by TelVue Corporation ("TelVue") on March 13, 2007 (the "Original 8-K") to include the information required by Item 9.01 of the Form 8-K in connection with TelVue's acquisition of Princeton Server Group, Inc.("PSG"). incorporated by reference to the May 12, 2007 Form 8-K/A, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2007 Financial Statements included herein).

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

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                             TELVUE CORPORATION

DATED:  8/14/07                   By:    /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED:  8/14/07                   By:   /s/John Fell
                                        ----------------------------------
                                        John Fell
                                        Treasurer (Controller)


                           EXHIBIT INDEX

10.12 Summary of Executive Compensation

      Certification of Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Certification of Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 10.12

                   SUMMARY OF EXECUTIVE COMPENSATION

Joseph M. Murphy, President and Chief Executive Officer, is employed on an at-will basis and is paid an annual salary of $205,000 and an annual car allowance of $5,400. Mr. Murphy also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Murphy, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

Jesse Lerman, Executive Vice President of Engineering, is employed on an at-will basis and is paid an annual salary of $155,000. Mr. Lerman also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Lerman, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

Randy Gilson, Vice President of Technical Services, is employed on an at-will basis and is paid an annual salary of $120,105 and an annual car allowance of $4,800. Mr. Gilson also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Gilson, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

John Fell, Controller, is employed on an at-will basis and is paid an annual salary of $112,500. Mr. Fell also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Fell, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.


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

Date:  8/14/07

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

Date:   8/14/07

                                          /s/John Fell
                                          ---------------------
                                          John Fell
                                          Treasurer (Controller)


EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 8/14/07                       /s/Joseph M. Murphy
                                    --------------------
                                    Joseph M. Murphy
                                    President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Fell, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:	 8/14/07                    /s/John Fell
                                    -------------------
                                    John Fell
                                    Treasurer (Controller)