Form 10QSB
period 2007-09-30
TELVUE CORP
filed 2007-11-14
CIK 839443

EXHIBIT INDEX APPEARS ON PAGE 16


                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2007

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

Issuer's telephone number, including area code: (856) 273-8888

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

Number of shares of registrant's common stock outstanding as of November 8, 2007: 48,416,407 shares.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ------   ------
This report includes a total of 21 pages.


                          TELVUE CORPORATION

                                INDEX

                                                                      PAGE
                                                                       NO.
                                                                      -----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 2007
          (unaudited) and as of December 31, 2006

          Consolidated Statements of Operations for the three months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

          Consolidated Statements of Operations for the nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation

          Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6.  Exhibits


PART I.  Financial Information

ITEM I.  Financial Statements


                                 TELVUE CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                    2007           2006
                                               -------------   -----------

ASSETS                                         (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents                     $    62,665     $  191,157
  Accounts receivable - trade, net of allowances
   of $6,110 at September 30, 2007 and
   $3,000 at December 31, 2006                      445,992        392,134
  Inventory                                         381,068           -
  Prepaid expenses                                   97,874         62,328
                                                -----------     ----------
     TOTAL CURRENT ASSETS                           987,599        645,619

NOTE RECEIVABLE                                        -           400,329

PROPERTY AND EQUIPMENT                            7,019,023      6,240,135
  Less accumulated depreciation                   5,618,778      5,342,637
                                                -----------     ----------
                                                  1,400,245        897,498

DEFINITE-LIVED INTANGIBLE ASSETS,
 Net of accumulated amortization of $346,888      4,201,832           -

INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL       1,894,851           -

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER            397,260           -

OTHER ASSETS                                          8,800          8,800
                                                 ----------     ----------
                                                 $8,890,587     $1,952,246
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                       $  317,731     $  105,109
  Accrued expenses                                  265,336        374,568
  Deferred service revenue                          378,272        153,041
  Other liabilities                                   8,719           -
                                                -----------     ----------
     TOTAL CURRENT LIABILITIES                      970,058        632,718

LINES OF CREDIT - MAJORITY STOCKHOLDER           11,300,000      2,600,000

NOTE PAYABLE - MAJORITY STOCKHOLDER                 541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER             718,983        111,735


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
 shares authorized, 48,416,407 and 48,356,407
 shares issued and outstanding at September
 30, 2007 and December 31, 2006, respectively       484,164        483,564
 Additional paid-in capital                       4,876,306      4,874,656
 Accumulated deficit                             (9,999,924)    (7,291,427)
 Comprehensive income                                  -              -
                                                 -----------    -----------
                                                 (4,639,454)    (1,933,207)
                                                 -----------    -----------
                                                 $8,890,587     $1,952,246
                                                 ===========    ===========
*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.


                            TELVUE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                   Three Months Ended
                                                     September 30,
                                              ----------------------------
                                                    2007            2006
                                                    ----            ----

REVENUES
  ANI services                                 $   323,847     $   369,337
  TVTN/PSG services                                662,902         141,259
                                               -----------     -----------
                                                   986,749         510,596
COST OF REVENUES
  ANI services                                     104,506         119,124
  TVTN/PSG services                                414,102         134,087
                                               -----------     -----------
TOTAL COST OF REVENUES                             518,608         253,211
                                               -----------     -----------
GROSS MARGIN                                       468,141         257,385
OPERATING EXPENSES
  Selling and marketing                            439,020         408,819
  General and administrative                       614,799         241,215
  Depreciation and amortization                    277,020          62,846
                                               -----------     -----------
                                                 1,330,839         712,880
                                               -----------     -----------
OPERATING LOSS                                    (862,698)       (455,495)

OTHER INCOME (EXPENSE)
  Interest income                                    7,753          16,386
  Interest expense                                (267,805)        (32,934)
  Gain on sale of equipment                           -               -
  Gain on Sale of marketable securities             10,045            -
                                               ------------     -----------
TOTAL OTHER INCOME (EXPENSE)                      (250,007)        (16,548)
                                               ------------     ----------
NET LOSS                                       $(1,112,705)     $ (472,043)
                                               ============     ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $(.02)          ($.01)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,409,885      48,356,407
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                              TELVUE CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                    Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                    2007            2006
                                                    ----            ----

REVENUES
  ANI services                                 $ 1,019,298     $ 1,161,458
  TVTN/PSG services                              1,845,085         368,595
                                               -----------     -----------
                                                 2,864,383       1,530,053
COST OF REVENUES
  ANI services                                     326,186         346,795
  TVTN/PSG services                              1,056,522         407,328
                                               -----------     -----------
TOTAL COST OF REVENUES                           1,382,708         754,123
                                               -----------     -----------
GROSS MARGIN                                     1,481,675         775,930

OPERATING EXPENSES
  Selling and marketing                          1,304,730       1,007,387
  General and administrative                     1,703,680         806,837
  Depreciation and amortization                    623,029         166,075
                                               -----------     -----------
                                                 3,631,439       1,980,299
                                               -----------     -----------
OPERATING LOSS                                  (2,149,764)     (1,204,369)

OTHER INCOME (EXPENSE)
  Interest income                                   38,469          17,236
  Interest expense                                (607,248)        (63,325)
  Gain on sale of equipment                           -              7,000
  Gain on sale of marketable securities             10,045           -
                                                -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                      (558,734)        (39,089)
                                                -----------     ----------
NET LOSS                                      $ (2,708,498)   $ (1,243,458)
                                                ===========     ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $(.06)          ($.03)
                                                     ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED                             48,375,052      48,345,345
                                                 ==========      ==========

The accompanying unaudited notes are an integral part of these statements.

                             TELVUE CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                       Nine Months Ended
                                                         September 30,
                                                    ---------------------
                                                     2007            2006
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(2,708,498)   $(1,243,458)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization                    623,029        166,075
   Gain on sale of property and equipment              -            (7,000)
   Gain on sale of marketable securities            (10,045)          -
   Expense of previously capitalized
    Installation and production costs                  -            19,440
Changes in assets and liabilities:
   Accounts receivable - trade                       51,776        (45,209)
   Other receivables                                   -            10,900
   Inventory                                       (276,675)          -
   Prepaid expenses                                 (35,546)       (48,173)
   Accounts payable - trade                          22,633        (33,699)
   Accrued expenses                                (190,056)        49,748
   Deferred service revenue                          38,248         19,807
   Accrued interest - majority stockholder          607,248         63,325
                                                 -----------    -----------
    NET CASH (USED IN) OPERATING ACTIVITIES      (1,877,886)    (1,048,244)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (649,181)      (446,621)
  Proceeds from sale of property and equipment         -             7,000
  Acquisition of business                          (213,720)          -
                                                   ---------       --------
   NET CASH (USED IN) INVESTING ACTIVITIES         (862,901)      (439,621)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder                                   2,600,000      1,400,000
  Proceeds from sale of marketable securities         10,045          -
  Issuance of common stock                             2,250          1,000
                                                   ---------      ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES      2,612,295      1,401,000
                                                   ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (128,492)       (86,865)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                191,157        174,464
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   62,665     $   87,599
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

                         TELVUE CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION
    ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

Going Concern and Management's Plan
-----------------------------------

The accompanying financial statements have been prepared on the basis of generally accepted accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Conditions exist, however, that cast doubt about the Company's ability to continue as a "going concern". In order to fund operations, the Company relies on funds drawn on lines of credit held by the Company with the Company's majority stockholder, H.F. (Gerry) Lenfest. Based on the Company's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain the Company's operations for the next 12 month period. Although the Company is currently in discussions with Mr. Lenfest to receive additional funding under new lines of credit, no firm commitments have been obtained. Funding the Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support from Mr. Lenfest, obtaining financing from other outside sources, or generating profitable operations.

While management believes that additional funding will be secured to mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that this action will be successful.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Goodwill, Trademarks and Other Intangible Assets
------------------------------------------------
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company classifies intangible assets into three categories: (1) initangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

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

Upon closing of the acquisition, the Company made preliminary estimates of the fair values of the assets and liabilities for consolidation. The Company has since obtained a third-party valuation for many of the assets and liabilities acquired. There were no material differences between the preliminary estimates and the final valuations. The amount of purchase price allocated to software is $3,600,000, patent applications is $788,000, other finite-lived intangible assets is $160,000, trademarks is $397,000 and goodwill is approximately $1,900,000. The trademarks have been assigned an indefinite life.

The accompanying financial statements include the operations of PSG since the date of acquisition.

The following unaudited pro forma information for the nine months ended September 30, 2007 and 2006, is presented as if the acquisition of PSG occurred on January 1, 2006. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2006.

                                                2007          2006
                                            ------------   ------------

      Revenues                              $ 3,154,928    $ 2,810,040
      Net loss                              $(3,248,063)   $(2,831,734)
      Basic and diluted net loss per share  $      (.07)   $      (.06)


3.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

    SUPPLEMENTAL SCHEDULE RELATING TO ACQUISITION
    ---------------------------------------------

  Accounts receivable                          $105,634
  Inventory                                     104,393
  Property and equipment                        129,707
  Definite-lived intangible assets            4,548,720
  Goodwill                                    1,894,851
  Other indefinite-lived intangible assets      397,260
  Accounts payable and accrued expenses        (279,533)
  Deferred service revenue                     (186,983)
  Note payable                                 (400,329)
  Amount financed                            (6,100,000)
                                             ----------
  CASH PAID FOR ACQUISITION                    $213,720

No income taxes or interest were paid during either the nine months ended September 30, 2007 or 2006.

NON-CASH INVESTING AND FINANCING TRANSACTIONS
---------------------------------------------
During the nine months ended September 30, 2007, the Company received marketable securities with a value of $63,719 from a customer as partial payment of outstanding receivables. These securities were sold during July, 2007, resulting in a realized gain on sale of marketable securities of $10,045.

4.  EARNINGS PER COMMON SHARE
    -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the nine months ended September 30, 2007 and 2006, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit from continuing operations for the nine months ended September 30, 2007 and 2006 consisted of the following components:

                                                 2007               2006
                                              -----------        ----------
Current
 Federal                                       $    -             $   -
 State                                              -                 -
                                              -----------        ----------
                                                    -                 -
Deferred
 Federal                                         465,000           371,000
 State                                           126,000           102,000
                                               ----------        ----------
                                                 591,000           473,000
Valuation allowance increase                    (591,000)         (473,000)
                                               ----------        ----------
                                                     -                -
                                               ----------        ----------
                                               $     -           $    -
                                               ==========        ==========

TelVue recorded an increase in valuation allowance of $591,000 at September 30, 2007 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $7,300,000 on a tax-reporting basis as of September 30, 2007. The carry forward will begin to expire in 2010, if not utilized.

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The Line of Credit is unsecured and will expire on November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. As of September 30, 2007, the Company has borrowed $3,800,000 under the 2005 Note, fully exhausting the Note, with accrued interest of $354,194.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest, in the principal amount of Ten Million Dollars ($10,000,000). Under this Line of Credit, the Company may request up to $5,000,000 for general working capital. The Company may request up to an additional $5,000,000 available under this Line of Credit for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note.
As of September 30, 2007, the Company has borrowed $7,500,000 under the 2006 Note with accrued interest of $364,790.

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

Summarized financial information by reporting segment as of and for each of the nine months ended September 30, 2007 and 2006, is as follows:

Nine months ended September 30, 2007       ANI     TVTN/PSG     Total
------------------------------------  ----------  ----------  ----------
Revenues                              $1,019,298  $1,845,085  $2,864,383
Operating income/(loss)                  367,313  (2,517,076) (2,149,763)
Interest expense                            -        607,248     607,248
Net income/(loss)                        411,906  (3,120,404) (2,708,498)
Capital expenditures                        -        649,181     649,181

Nine months ended September 30, 2006       ANI     TVTN/PSG     Total
------------------------------------   ---------- ----------  ----------
Revenues                               $1,161,458 $  368,595  $1,530,053
Operating income/(loss)                   567,875 (1,772,244) (1,204,369)
Interest expense        	             -        63,325      63,325
Net income/(loss)                         592,111 (1,835,569) (1,243,458)
Capital expenditures                        2,810    443,811     446,621


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its growth strategy, increases in costs of labor, and employee benefits, as well as general market conditions and competition. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

As discussed in Note 1 of the Notes to Consolidated Financial Statements, conditions exist that cast doubt about the Company's ability to continue as a "going concern". In order to fund operations, the Company relies on funds drawn on lines of credit held by the Company with the Company's majority stockholder, H.F. (Gerry) Lenfest. Based on the Company's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain the Company's operations for the next 12 month period. Although the Company is currently in discussions with Mr. Lenfest to receive additional funding under new lines of credit, no firm commitments have been obtained. Funding the Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support from Mr. Lenfest, obtaining financing from other outside sources, or generating profitable operations.


RESULTS OF OPERATIONS:

     The following discussion deals, at some length, with the decrease in operating income for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video
on demand via the set top box.   TelVue also discusses the marketing of its
TVTN/PSG service and the growth in TVTN/PSG revenue and expenses.

     The ANI segment had operating income of $128,280 and $367,313 for the three and nine months ended September 30, 2007, compared to $192,287 and $567,875 for the three and nine months ended September 30, 2006. The decrease in operating income was mainly a result of the decrease in ANI service revenue of $45,490 and $142,160 for the three and nine months ended September 30, 2007, respectively, when compared to the same period of 2006. As expected, pay-per-view buy revenue decreased $21,540 and $39,372 for the three and nine months ended September 30, 2007, and feature revenue decreased $32,612 and $139,669 for the three and nine months ended September 30, 2007 when compared to the same periods of 2006.
These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2006 (as discussed below). TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed internet access.

     As of September 30, 2007, TelVue was serving approximately 4.6 million full-time cable subscribers compared to approximately 4.9 million full-time
cable subscribers served as of September 30, 2006.    During the nine months
ended September 30, 2007, approximately 1.5 million full-time and part-time cable subscribers cancelled the ANI service, the largest being Time Warner
Cable in New York, NY, which accounted for 1.1 million part-time subscribers. During the same period, 88,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

     ANI cost of revenues decreased $14,618 for the three months ended September 30, 2007, when compared to the same period of 2006. This decrease was primarily due to savings in data link lines, software maintenance and compensation expenses as a result of allocating more of the technical payroll and benefits to the TVTN/PSG segment, offset by higher trunk line expenses. For the nine months ended September 30, 2007, ANI cost of revenues decreased by $20,609.
This decrease was primarily due to a favorable variance in software maintenance expense of $33,411 as a result of reversing 2006 accrued but unbilled expenses for Telco Solutions, Inc., TelVue's HP software support provider ("Telco Solutions"). Telco Solutions and TelVue worked out an arrangement to allow Telco Solutions to co-locate equipment at the TelVue facility. In exchange for the co-location, Telco Solutions waived their 2006 and 2007 software maintenance fees. Trunk lines showed an increase of $66,707 as a result of credits received in 2006 related to prior over-charges, in addition to increased current year usage for pay per view events. There was also a reduction in technical payroll, payroll taxes and benefits for the nine month period of $32,001 when compared to the same period of 2006 as a result of the previously mentioned increase in the amount allocated to the TVTN/PSG segment. Selling expenses related to the ANI service increased $293 and $9,388 for the three and nine months ended September 30, 2007, respectively, when compared to the same periods of 2006. The increase for the nine months ended September 30, 2007 was primarily the result of higher current year commission expense due to 88,000 cable subscribers being adding in 2007 as opposed to zero in 2006. ANI segment general and administrative expenses increased $27,757 and $64,153 for the three and nine months ended September 30, 2007, when compared to the same periods of 2006, as a result of a higher amount of corporate adminstrative expenses to be allocated than in 2006.

     The TVTN/PSG service had operating losses of $990,977 and $2,517,076 for the three and nine months ended September 30, 2007, compared to operating losses of $647,782 and $1,772,244 for the three and nine months ended September 30, 2006. TVTN/PSG service revenue increased $521,643 and $1,476,490 for the three and nine months ended September 30, 2007, compared to the same periods of 2006. The majority of the revenue increases were attributed to the PSG operating unit, which was acquired on March 12, 2007. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of September 30, 2007, TVTN was providing service to 122 towns/schools/retirement communities compared to 78 towns at September 30, 2006, and also had 93 sponsors launched and funding the town's channel as of September 30, 2007, compared to 61 sponsors launched at September 30, 2006. TelVue is marketing the TVTN service nationally with an initial focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in California, Florida, Georgia, Maryland, Massachusetts,
New York, North Carolina, Texas, Virginia and Washington; the remainders are in the New Jersey, Pennsylvania and Delaware areas. PSG's traditional marketing efforts have been at conferences, seminars and trade shows, in addition to the use of direct mail and referrals. PSG has sold equipment in 32 different states and the District of Columbia. Cost of revenues for the TVTN/ PSG service increased $280,015 and $649,194 for the three and nine months ended September 30, 2007, when compared to the same periods of 2006, mainly as a result of payroll for additional production and design personnel, in addition to the expenses associated with the PSG operating unit. Selling expenses related to the TVTN/PSG service increased $29,908 and $287,955 for the three and nine months ended September 30, 2007, when compared to the same periods of 2006. This increase was a result of additional sales personnel hired to aggressively market and sell the TVTN/PSG services, as well as increases in advertising, commission, travel and trade show expenses combined with the operating expenses of the PSG unit. TVTN/PSG general and administrative expenses increased $345,826 and $832,689 for the three and nine months ended September 30, 2007 when compared to the same periods of 2006. This increase was primarily a result of allocating a larger portion of rent and other operational expenses to the TVTN/PSG segment, along with the addition of the expenses related to the PSG operating unit. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN/PSG service increase.

    TelVue had net losses of $1,112,705 and $2,708,498 for the three and nine months ended September 30, 2007, compared to a net loss of $472,043 and $1,243,458 for the three and nine months ended September 30, 2006. At September 30, 2007 and 2006, TelVue recorded valuation allowance increases of $591,000 and $473,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $7,300,000 on a tax-reporting basis as of September 30, 2007 (see Note 5 of TelVue's accompanying financial statements).

     During the nine months ended September 30, 2007, TelVue purchased $649,181 of equipment compared to $446,621 purchased during the nine months ended September 30, 2006. The majority of the equipment purchased during the nine months ended September 30, 2007 and 2006 was for software development and equipment related to the TVTN service. Depreciation and amortization expense increased $214,174 and $456,954 for the three and nine months ended September 30, 2007, as a result of the capital purchases, in addition to the amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 17% and 8% of total operating expenses for the nine months ended September 30, 2007 and 2006, respectively.

     As of September 30, 2007, TelVue maintained a bad debt reserve in the amount of $6,110. The reserve was calculated based on the estimate that 1% of outstanding receivables would not be collected.

     TelVue's days for sales in average accounts receivable was 40 days at September 30, 2007, compared to 46 days at September 30, 2006, not including the outstanding balances due from Adelphia Cable. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers for its TVTN or ANI services. A 2% cash, 1% net 15 days discount is offered by PSG for payments related to equipment purchases. TelVue had negative cash flow from operating activities of $1,877,886 and $1,048,244 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash flow compared to 2006 was primarily due to a reduction in ANI service revenue and an increase in TVTN/PSG expenses (as described above).

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

    On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005
Note) with Mr. Lenfest. The 2005 Note was secured to provide funding to grow the TVTN service. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance under the 2005 Note, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. Since the inception of this note, TelVue has borrowed $3,800,000 under the terms of the 2005 Note, fully exhausting this note, and accrued interest on the borrowings in the amount of $354,194 as of September 30, 2007.

     As a result of the anticipated exhaustion of the funds available under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate of the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note. As of September 30, 2007, the Company has borrowed $7,500,000 under the 2006 Note with accrued interest in the amount of $364,790.

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

     TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the nine months ended September 30, 2007, TelVue had 1,493,000 subscribers cancel service and only 88,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

     TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for the TVTN Network as well as the newly acquired PSG subsidiary. As discussed above
TelVue believed the financing from Mr. Lenfest under the 2005 Note described above would be exhausted by approximately August 2007 or sooner. As a result, TelVue secured the 2006 Note from Mr. Lenfest to help TelVue grow the TVTN service to a profitable level. As of September 30, 2007, there was cash equivalent balance of $62,655, compared to a balance of $191,157 as of December 31, 2006. As of September 30, 2007, the 2005 Note was fully exhausted and there was $2,500,000 available under the 2006 Note. As discussed in Note 1 in the Notes to Consolidated Financial Statements, these funds will not be sufficient to sustain operations for the next 12 month period. As a result, TelVue's ability to continue to operate as a "going concern" is continguent upon obtaining additional financial support from Mr. Lenfest or other outside sources, or generating profitable operations. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell the TVTN Network and PSG services. However, there can be no assurance that its marketing efforts will be successful. Although the Company is currently in discussions with Mr. Lenfest to receive additional funding under new lines of credit, no firm commitments have been obtained. While management believes that additional funding will be secured, there can be no assurance that this action will be successful.

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

4.1 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of TelVue's Registration Statement on Form S-8, dated September 23, 1999 (the "1999 Stock Option
       Plan"), File No. 000-17170).

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

10.2 Stock Purchase Agreement, dated November 2, 1989, between the Company and H.F. Lenfest (incorporated by reference to the Company's Report on Form 8-K, dated November 15, 1989 (the "1989 Form 8-K"), File No. 000-17170).

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

10.11 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

10.12 Summary of Executive Compensation, as amended (incorporated by reference to the June 30, 2007 Form 10-QSB, File No. 000-17170).

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

10.20 Amendment to Form 8-K filed by TelVue Corporation ("TelVue") on March 13, 2007 (the "Original 8-K") to include the information required by
       Item 9.01 of the Form 8-K in connection with TelVue's acquisition of Princeton Server Group, Inc.("PSG") incorporated by reference to the May 12, 2007 Form 8-K/A, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2007 Financial Statements included herein).

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

                                       TELVUE CORPORATION


DATED:  11/14/07                   By:    /s/Joseph M. Murphy
                                        ----------------------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED:  11/14/07                   By:   /s/John Fell
                                        ----------------------------------
                                        John Fell
                                        Treasurer (Controller)



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

Date:  11/14/07
                                              /s/Joseph M. Murphy
    		                              --------------------
                                              Joseph M. Murphy
	    	                              President (Chief Executive Officer)

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

Date:   11/14/07

                                            /s/John Fell
                                            ---------------------
                                            John Fell
                                            Treasurer (Controller)


EXHIBIT 32.1

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 11/14/07                     /s/Joseph M. Murphy
                                      --------------------
                                      Joseph M. Murphy
                                      President (Chief Executive Officer)


EXHIBIT 32.2

TELVUE CORPORATION


CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TelVue Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Fell, Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 11/14/07                   /s/John Fell
                                    -------------------
                                    John Fell
                                    Treasurer (Controller)