Form 10KSB
period 2007-12-31
TELVUE CORP
filed 2008-03-28
CIK 839443

FORM 10-KSB

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

          Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
`
                For the fiscal year ended December 31, 2007

                      Commission File Number:  0-17170

                              TELVUE CORPORATION

                 (Name of small business issuer in its charter)

         Delaware                                       51-0299879
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     16000 Horizon Way, Suite 500
       Mount Laurel, New Jersey                            08054
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  856-273-8888
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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
Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation-SB is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
					   -----

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No   X
                                                 ----    ----

The Issuer's revenue for the fiscal year ended December 31, 2007 was $4,038,639.

The Aggregate Market Value of voting and non-voting common equity held by non-affiliates of the Issuer as of March 13, 2008, based on a per share average bid and asked price of $.06 was $582,346.

Number of shares of Issuer's common stock outstanding as of March 13, 2008: 48,433,074 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    ------

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2007, are incorporated by reference into Part III of this Form 10-KSB.


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

	TelVue operates two business segments. One segment ("TVTN/PSG") is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The
TVTN/PSG segment includes Princeton Server Group, Inc. ("PSG"), which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation, and play-out of digital media in multiple popular formats.
The other segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events. TelVue previously had a business segment that operated under the name Source Communications Group ("Source"), and functioned as a communications solution provider and network integrator serving clients mainly in the Mid-Atlantic States. In the second quarter of 2004, TelVue made a decision to discontinue the Source segment operations.

	In 2003, TelVue developed a new product and service called the TVTN Network ("TVTN") and applied for two patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. TVTN displays the programming as graphics, text, imbedded music, and pictures
with voice narration and can run full motion video clips.   TelVue is
marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue directly charges the municipalities a nominal start-up and monthly support fee along with a sponsorship program that finds regional and national businesses as sponsors or underwriters to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel.

	On March 12, 2007, TelVue acquired PSG for $6.1 million and the forgiveness of a $400,000 note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets their product to PEG TV and local origination broadcast stations, professional broadcast stations and schools and universities. While TVTN specializes in creating a customized look for the PEG Channels and providing localized and dynamic content PSG provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG Channels. TelVue acquired PSG because it believes PSG and TVTN together will provide a complete technology and support solution to owners and operators of PEG Channels.

	The TVTN/PSG segment is principally a service-oriented business, and does not engage in the manufacture of equipment required to provide its services. The equipment and software used is owned and installed by TelVue and is located at the customer's facility. During 2007, equipment purchases and software modifications of $996,581 were made for the TVTN/PSG business unit.

	As of December 31, 2007, TelVue had contracts to provide TVTN to 132 towns, schools, and retirement communities and 87 contracts from sponsors to fund some of the channels in these towns, schools, and retirement communities. The town/school/retirement community contracts generally carry a term of three or five years and may be cancelled with 90 days prior written notice. The monthly charges to maintain a channel are billed one quarter in advance and payment is due within 20 days of the billing date. The sponsor contracts are generally for periods of six to twelve months with automatic renewals. Charges to the sponsors of the channels are billed one month in advance and payment is due within 20 days of the billing date.

	As of December 31, 2007, PSG had sold equipment in 34 different states and the District of Columbia.

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

	During 2007, no additional equipment purchases or software modifications were required to provide the ANI service. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon. As of December 31, 2007, TelVue had contracts to provide service to 228 cable television systems serving approximately 4.6 million subscribers compared to approximately 4.8 million cable subscribers served as of December 31, 2006. Cable operators are moving their subscriber base onto two-way digital ordering. As a result of this shift in the cable operators' business, TelVue is experiencing a decline in the number of subscribers it serves and expects a continued erosion of its subscriber base (see Item 6, Management's Discussion and Analysis or Plan of Operation, of this Report).

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

LICENSES AND PATENTS

	On July 8, 2003, TelVue filed for a patent for TVTN. TVTN provides the operators of Cable TV Government Access Channels, typically schools, towns, and retirement communities, with the ability to generate a computerized TV signal on those channels. The TVTN signal is comprised of pictures, headlines, voice-over narration, full motion video clips and graphics. The pending patent includes the WEBUS system. The WEBUS system is a proprietary system that allows TVTN customers to independently post messages on their TV channel remotely and instantaneously. On July 27, 2005, TelVue filed for a second patent for TVTN which encompasses three additional claims. The claims consist of (i) WEBLINX, a process that allows the TVTN content to appear on an affiliated website; (ii) a system for installation of a text-to-speech conversion that converts text screens to speech for use on the radio; and (iii) a mass emergency broadcast system which allows one WEBUS user to broadcast an emergency message to one or more TVTN affiliates simultaneously.

	As a result of our PSG acquisition, we acquired 4 pending patents filed prior to March 12, 2007 for various improvements related to digital video servers.

	TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001 related to this system.

	TelVue previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2007. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

	TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two (2) HPs that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue had purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2007.

	TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989), encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge and nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

	The TVTN/PSG segment is co-marketed using direct mail and telemarketing to municipal and school officials while attending various League of Municipality conferences, PEG Channel shows and school conferences to demonstrate the service. In addition, TelVue utilizes website, internet meeting rooms, referrals and demonstration DVDs and CDs to sell both TVTN and PSG servers.

	Sales of TelVue's ANI service to date have been made to operating cable television companies with a broad geographical distribution. Relations with all customers are good. Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers TelVue serves is declining and it is unable to attract many new cable customers to its ANI service. As of December 31, 2007, there were two Multi System Operators ("MSOs") that individually comprised more than 10% of TelVue's ANI service revenues. Percentages of service revenue may vary as cable operators continue to consolidate their systems with other cable operators, as cable operators leave the ANI service and as the TVTN/PSG segment grows.

COMPETITION

	TVTN/PSG currently has competition from software and hardware suppliers to municipalities that operate Municipal/Educational cable access channels. However, at this time, none of those competitors offer the monthly programming and service level or the sponsorship funding model that TVTN offers.

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

EMPLOYEES

	At December 31, 2007, TelVue had forty full-time employees and one part-time employee. Additional personnel may be added as circumstances require.

BACKLOG

	TVTN revenues are computed and assessed a fixed monthly support and initial installation fee. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue. Currently, PSG is in the process of fulfilling equipment orders for 13 customers valued at approximately $171,000. TelVue's ANI service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment.

RESEARCH AND DEVELOPMENT

	TelVue is principally a sales and marketing company. However, material research and development is performed to introduce features on its PSG servers, in addition to developing other uses for its server products.

ITEM 2.     PROPERTIES

	TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires
May 31, 2009. However, TelVue has the right to terminate the lease a year early provided it gives 120 days prior notice and pays a termination fee of $2,184. The office space is used to house the equipment used to provide the ANI service and TVTN, as well as the executive, sales, secretarial and technical support personnel.

	TelVue also leases approximately 2,800 square feet of space in Princeton, New Jersey. This lease expires on June 30, 2008. This space is used for research and development of the PSG server product line.

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
Stock Market, Inc. is as follows:

      QUARTER 2007                        HIGH                    LOW

        First                             $.11                   $.04

        Second                            $.12                   $.07

        Third                             $.19                   $.07

        Fourth                            $.13                   $.05

      QUARTER 2006

        First                             $.04                   $.02

        Second                            $.035                  $.02

        Third                             $.09                   $.03

        Fourth                            $.08                   $.031

	As of March 13, 2008, there were 308 holders of record of the common stock of TelVue.

	TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its common stock in the foreseeable future. Holders of the common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

	Shares of common stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. On August 21, 2006, the Board of Directors, with Mr. H.F. Lenfest, TelVue's majority stockholder, abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. H.F. Lenfest received for the conversion of his preferred stock in August 2005.
As of March 13, 2007, 41,192,682 shares of TelVue's common stock were entitled to 10 votes per share. The remaining 7,240,392 shares of common stock were entitled to one vote per share. Mr. H.F. Lenfest owns
38,016,586 shares of common stock, all of which are entitled to ten votes per share.

EQUITY COMPENSATION PLAN INFORMATION

                      NUMBER OF
                  SECURITIES TO BE    WEIGHTED-AVERAGE        NUMBER OF
                     ISSUED UPON     EXERCISE PRICE OF       SECURITIES
                     EXCERISE OF        OUTSTANDING           REMAINING
                      OUTSTANDING     OPTIONS, WARRANTS     AVAILABLE FOR
                  OPTIONS, WARRANTS      AND RIGHTS        FUTURE ISSUANCE
PLAN CATEGORY         AND RIGHTS     COMPENSATION PLANS      UNDER EQUITY
-------------     -----------------  ------------------    ---------------
   Equity
compensation plans
  approved by
security holders        4,126,667              $.089            5,501,250

  Equity
compensation plans
  not approved by
security holders              (a)                (a)                (a)
                          200,000(b)            .06(b)              (b)
                        ---------              -----            ---------
Total                   4,326,667              $.089            5,501,250
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

(b) In 2006, TelVue issued 200,000 stock options to certain consultants of TVTN.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF COMPANY:

	During the year ended December 31, 2007, TelVue operated two business segments. The first segment ("TVTN/PSG") includes TelVue Virtual Television Networks ("TVTN"), which is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TVTN/PSG segment also includes Princeton Server Group, Inc. ("PSG"), which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The second and legacy segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service").

	In 2003, TelVue developed the TVTN product and service and has applied for three patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue directly charges the municipalities a nominal start-up and monthly support fee along with a sponsorship program that finds regional and national businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. While TVTN specializes in creating a customized look for the PEG Channels and provides localized and dynamic content, PSG provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG Channel. TelVue acquired PSG because it believes PSG and TVTN together will provide a complete technology and support solution to owners and operators of PEG Channels. As a compliment to the TVTN service, TelVue has introduced technology enabling local emergency management officials to send emergency messages by e-mail to residents' cell phones and computers. This four-in-one technology provides simultaneous phone, e-mail, website and television notification. The new capability will be available exclusively to residents in towns affiliated with TVTN.

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

RESULTS OF OPERATIONS:

	The following discussion deals, at some length, with the decrease in operating income for the year ended December 31, 2007, compared to the year ended December 31, 2006, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the year ended December 31, 2007 to the year ended December 31, 2006. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its TVTN/PSG service and the growth in TVTN/PSG revenue and expenses.

	The ANI segment had operating income of $478,790 for the year ended December 31, 2007, compared to $763,028 for the year ended December 31, 2006. The decrease in operating income was mainly a result of the decrease in ANI service revenue of $207,172 for the year ended December 31, 2007, when compared to the same period of 2006. As expected, pay-per-view buy revenue decreased $49,129 for the year ended December 31, 2007, and feature revenue decreased $189,144 for the year ended December 31, 2007 when compared to the same periods of 2006. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2006 (as discussed below).

	As of December 31, 2007, TelVue was serving approximately 4.6 million full-time cable subscribers compared to approximately 4.8 million full-time cable subscribers served as of December 31, 2006. During the year ended December 31, 2007, approximately 1.5 million full-time and part-time cable subscribers cancelled the ANI service, the largest being Time Warner Cable in New York, NY, which accounted for 1.1 million part-time subscribers. During the same period, 92,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's
ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

	ANI cost of revenues decreased for the year ended December 31, 2007 by $21,184 when compared to the year ended December 31, 2006. This decrease was primarily due to a favorable variance in software maintenance expense of $38,184 as a result of reversing 2006 accrued but unbilled expenses for Telco Solutions, Inc., TelVue's HP software support provider ("Telco Solutions"). Telco Solutions and TelVue worked out an arrangement to allow Telco Solutions to co-locate equipment at the TelVue facility.
In exchange for the co- location, Telco Solutions waived their 2006 and 2007 software maintenance fees. Trunk lines showed an increase of $63,748 as a result of credits received in 2006 related to prior over-charges, in addition to increased current year usage for pay per view events. There was also a reduction in technical payroll, payroll taxes and benefits for the year of $43,566 when compared to the same period of 2006 as a result of an increased amount being allocated to the TVTN/PSG segment. Selling expenses related to the ANI service decreased by $4,529 for the year ended December 31, 2007, when compared to the same periods of 2006. This decrease was primarily the result of savings in payroll and payroll taxes being offset by higher current year commission expense due to 92,000 cable subscribers being adding in 2007 compared to zero being added in 2006.
ANI segment general and administrative expenses increased $89,794 for the year ended December 31, 2007 when compared to the same periods of 2006, largely a result of a recovery of bad debt expense of $78,605 in 2006 related to reversing the Adelphia Communications, Inc. ("Adelphia") bad debt expense previously recorded in 2003. This was in addition to higher legal fees and a higher amount of corporate administrative expenses allocated in 2007 when compared to 2006.

	The TVTN/PSG service had an operating loss of $3,607,806 for the year ended December 31, 2007, compared to an operating loss of $2,512,337 for the year ended December 31, 2006. TVTN/PSG service revenue increased $2,156,414 for the year ended December 31, 2007, compared to the year ended December 31, 2006. The majority of the revenue increases were attributed to the PSG operating unit, which was acquired on March 12, 2007. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of December 31, 2007, TVTN was providing service to 132 towns/schools/retirement communities compared to 94 towns at December 31, 2006, and also had 87 sponsors launched and funding the town's channel as of December 31, 2007, compared to 79 sponsors launched at December 31, 2006. TelVue is marketing the TVTN service nationally with an initial focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in California, Florida, Georgia, Maryland, Massachusetts, New York, North Carolina, Texas,
Virginia and Washington; the remaining customers are in the New Jersey, Pennsylvania and Delaware areas. PSG's traditional marketing efforts have been at conferences, seminars and trade shows, in addition to the use of direct mail and referrals. PSG has sold equipment in 34 different states and the District of Columbia. Cost of revenues for the TVTN/PSG service increased $1,036,103 for the year ended December 31, 2007, when compared to the year ended December 31, 2006, mainly as a result of payroll for additional production and design personnel, in addition to the expenses associated with the PSG operating unit. Selling expenses related to the TVTN/PSG service increased $253,032 for the year ended December 31, 2007, when compared to the year ended December 31, 2006. This increase was a result of additional sales personnel hired to aggressively market and sell the TVTN/PSG services, as well as increases in advertising, commission, travel and trade show expenses combined with the operating expenses of the PSG unit. TVTN/PSG general and administrative expenses increased
$1,275,578 for the year December 31, 2007 when compared to the year ended December 31, 2006. This increase was primarily a result of allocating a larger portion of rent and other operational expenses to the TVTN/PSG segment, along with the addition of the expenses related to the PSG operating unit. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN/PSG service increase.

	TelVue had a net loss of $3,960,799 for the year ended December 31, 2007, compared to a net loss of $1,834,515 for the year ended December 31, 2006. At December 31, 2007 and 2006, TelVue recorded valuation allowance increases of $1,677,702 and $772,257, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $7,400,000 on a tax-reporting basis as of December 31, 2007 (see Note 12 of TelVue's accompanying financial statements).

	During the year ended December 31, 2007, TelVue purchased $996,581 of equipment compared to $552,687 purchased during the year ended December
31, 2006. The majority of the equipment purchased during the year ended December 31, 2007 and 2006 was for software development and equipment related to the TVTN service. Depreciation and amortization expense increased $189,335 and $507,050 for the year ended December 31, 2007, as a result of the capital purchases, in addition to the amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 18% and 8% of total operating expenses for the year ended December 31, 2007 and 2006, respectively.

	As of December 31, 2007, TelVue maintained a bad debt reserve in the amount of $6,510 as compared to $3,000 as of December 31, 2006. The reserve was calculated based on the estimate that 1% of outstanding receivables would not be collected.

	TelVue's days for sales in average accounts receivable was 47 days at December 31, 2007, compared to 44 days at December 31, 2006, not including the outstanding balances due from Adelphia Cable. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers for its TVTN or ANI services. A 2% cash, 1% net
15 days discount is offered by PSG for payments related to equipment purchases. TelVue had negative cash flow from operating activities of $2,241,437 and $1,438,620 for the years ended December 31, 2007 and 2006, respectively. The decrease in cash flow in 2007 compared to 2006 was primarily due to a reduction in ANI service revenue and an increase in TVTN/PSG expenses (as described above).


LIQUIDITY AND CAPITAL RESOURCES:

	Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Preferred Stock (as defined below) to Mr. H.F. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. These loans and accrued interest were repaid in their entirety during 2003. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the Source acquisition, at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004.
This loan was repaid in its entirety in 2001.

	In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation ("Science"), TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.

	On March 9, 2001, pursuant to the terms of the acquisition of the assets of Source for $1,300,000, TelVue paid $1,000,000 in cash and $300,000 pursuant to a promissory note (the "Source Note"). The Source Note had a term of three years. Interest only was payable monthly during year one at the rate of 8% per annum. Beginning in year two, both principal and interest were payable monthly at the rate of 5.06% per annum. During the first quarter of 2004, TelVue paid the remaining balance on the Source Note in its entirety.

	On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005 Note) with Mr. Lenfest. The 2005 Note was secured to provide funding to grow the TVTN Network. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005
Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. During the year ended December 31, 2007, TelVue borrowed $1,600,000 under the terms of the 2005 Note, bringing outstanding borrowings under the 2005 Note to $3,800,000 and accrued interest on the borrowings to $444,727 as of December 31, 2007, fully exhausting this note.

	As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of Ten Million Dollars ($10,000,000). Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of December 31, 2007, the Company had borrowed $8,400,000 under the 2006 Note with accrued interest in the amount of $547,551. TelVue is borrowing approximately $300,000 per month under the 2006 Note and anticipates that the funds will be exhausted by May 2008 or sooner.

	As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are

	On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note to loan to PSG to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note interest accrued through July
1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. TelVue had the option to convert the unpaid principal balance of the note and all accrued interest into common stock of PSG. In connection with the PSG Note TelVue received a warrant, which entitled
TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016. The PSG Note was forgiven on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG (see below and Note 4 and Note 16 of TelVue's accompanying financial statements).

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

	TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the year ended December 31, 2007, TelVue had 1,547,000 full and part-time subscribers cancel service and only 92,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

	TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for TVTN as well as the newly acquired PSG subsidiary. As discussed above, the financing from Mr. Lenfest under the 2005 Note has been exhausted, and TelVue believes that the financing from Mr. Lenfest under the 2006 Note will be exhausted by approximately May 2008 or sooner. As a result of this, TelVue secured the 2007 Note from Mr. Lenfest to help TelVue grow TVTN to a profitable level. The 2005 Note has helped, and the 2006 Note and 2007 Note will help, to fund the growth of TVTN and the PSG subsidiary, as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TVTN and PSG service. However, there can be no assurance that its marketing efforts will be successful.

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

	(c)	Management's Report on Internal Control Over Financial
		Reporting.

	TelVue's management is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our annual report on Form 10-KSB. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this annual report on Form 10KSB is consistent with that in the financial statements.

	Management is also responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. TelVue's internal control over financial reporting includes those policies and procedures that pertain to TelVue's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

	In order to ensure TelVue's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained effective internal control over financial reporting as of December 31, 2007.

	TelVue's Board of Directors, acting through its Audit Committee, is responsible for the oversight of accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of TelVue in addition to reviewing TelVue's financial statements.
TelVue's independent auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

	This annual report does not include an attestation report from TelVue's independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by TelVue's independent auditors pursuant to temporary rules of the Securities and Exchange Commission that permit TelVue to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

	Effective January 1, 2008, the salary of Randy Gilson, TelVue's Vice President of Technical Services, was increased to $129,907. Joseph M. Murphy, TelVue's President and Chief Executive Officer declined a salary increase. Further details of each officer's compensation are set forth on
Exhibit 10.12 to this annual report on Form 10-KSB and incorporated herein by reference.

                            PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER AND CORPORATE
         GOVERNANCE

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2008 Annual Meeting of Shareholders that will be filed not later than April 29, 2008.

ITEM 10. EXECUTIVE COMPENSATION

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2008 Annual Meeting of Shareholders that will be filed not later than April 29, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2008 Annual Meeting of Shareholders that will be filed not later than April 29, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

	At December 31, 2007, TelVue was indebted to Mr. Lenfest in the principal amount of $12,200,000 and accrued interest of $992,278.

	Other related transactions are described in Notes 4, 7, 8, 10 and 14 of the 2007 Financial Statements of TelVue.

	Certain other information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2008 Annual Meeting of Shareholders that will be filed not later than April 29, 2008.


ITEM 13. EXHIBITS AND FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm dated March
	28, 2008.

	Balance Sheets as of December 31, 2007 and 2006.

	Statements of Operations for the years ended December 31, 2007 and 2006.

	Statements of Stockholders' Deficit for the years ended December 31, 2007 and 2006.

	Statements of Cash Flows for the years ended December 31, 2007 and 2006.

	Notes to Financial Statements.


			TelVue Corporation and Subsidiary

			Consolidated Financial Statements

		     Years Ended December 31, 2007 and 2006

Table of Contents
                                                                Page No.

Report of Independent Registered Public Accounting Firm          F - 2

Consolidated Financial Statements

     Consolidated Balance Sheets                                 F - 3

     Consolidated Statements of Operations                       F - 5

     Consolidated Statements of Stockholders' Deficit            F - 6

     Consolidated Statements of Cash Flows                       F - 7

     Notes to Consolidated Financial Statements                  F - 8



						F-1


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
TelVue Corporation and Subsidiary


We have audited the accompanying consolidated balance sheets of TelVue Corporation (a Delaware corporation) and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


March 28, 2008
						F-2

TelVue Corporation and Subsidiary
Consolidated Balance Sheets
December 31, 2007 and 2006

  ASSETS                                          2007           2006
                                                  ----           ----
 CURRENT ASSETS
    Cash and cash equivalents               $   225,660      $  191,157
    Accounts receivable - trade, net of
     allowance for doubtful accounts of
     $6,500 in 2007 and $3,000 in 2006          641,683         392,134
    Inventory                                   244,994            -
    Prepaid expenses                            120,646          62,328
                                              ---------        --------

		TOTAL CURRENT ASSETS          1,232,983         645,619

  NOTE RECEIVABLE                                  -            400,329


  PROPERTY AND EQUIPMENT                      7,364,421       6,240,135
    Less accumulated depreciation             5,763,185       5,342,637
                                              ---------       ---------
                                              1,601,236         897,498

  DEFINITE-LIVED INTANGIBLE ASSETS
    Net of accumulated amortization
     of $507,050                              4,041,670            -

  INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL 1,921,405            -

  INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER      397,260            -

  OTHER ASSETS                                    8,800           8,800
                                              ---------       ---------
                                             $9,203,354      $1,952,246
                                             ==========      ==========
  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                        $   705,182     $   105,109
    Accrued expenses                            236,538         373,161
    Deferred service revenue                    416,434         153,041
    Other liabilities                             3,178           1,407
                                             ----------     -----------
		TOTAL CURRENT LIABILITIES     1,361,332         632,718

  LINES OF CREDIT - MAJORITY STOCKHOLDER     12,200,000       2,600,000

  NOTE PAYABLE - MAJORITY STOCKHOLDER		541,000         541,000

  ACCRUED INTEREST - MAJORITY STOCKHOLDER       992,278         111,735

  REDEEMABLE CONVERTIBLE PREFERRED STOCK
   $1 par value, 6,900,000 shares authorized,
    no shares outstanding                          -               -

  STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 100,000,000
     shares authorized, 48,433,074 and
     48,356,407 shares issued and outstanding
     at December 31, 2007 and 2006,
     respectively                               484,331         483,564
    Additional paid-in capital                4,876,639       4,874,656
    Accumulated deficit                     (11,252,226)     (7,291,427)
                                             ----------      ----------
                                             (5,891,256)     (1,933,207)
                                             ----------      ----------
                                            $ 9,203,354     $ 1,952,246
                                             ==========      ==========
See accompanying notes
						F-3

TelVue Corporation and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

                                                  2007           2006
                                                  ----           ----
 REVENUES
   ANI services		                    $ 1,364,543     $ 1,571,715
   TVTN/PSG service                           2,674,096         517,682
                                             ----------      ----------
                                              4,038,639       2,089,397
 COST OF REVENUES
   ANI services                                 459,492         480,676
   TVTN/PSG services                          1,595,651         559,548
                                             ----------      ----------
                                              2,055,143       1,040,224

			GROSS PROFIT          1,983,496       1,049,173

 OPERATING EXPENSES
   Selling and marketing                      1,700,830       1,468,776
   General and administrative                 2,482,082       1,096,941
   Depreciation and amortization                929,600         232,765
                                             ----------      ----------
                                              5,112,512       2,798,482
                                             ----------      ----------

			OPERATING LOSS       (3,129,016)     (1,749,309)

 OTHER INCOME (EXPENSE)
   Interest expense - related party            (880,543)       (110,025)
   Interest income                               38,715          17,819
   Gain on sale of equipment                       -              7,000
   Gain on sale of marketable securities         10,045            -
                                             ----------      ----------
                                               (831,783)        (85,206)
                                             ----------      ----------
	          LOSS BEFORE INCOME TAXES   (3,960,799)     (1,834,515)

 INCOME TAX EXPENSE                                -               -
                                             ----------      ----------
				NET LOSS    $(3,960,799)    $(1,834,515)
                                             ==========      ==========

 BASIC NET LOSS PER COMMON SHARE            $     (0.08)    $     (0.04)
                                             ==========      ==========

 DILUTED NET LOSS PER COMMON SHARE:	    $     (0.08)    $     (0.04)
                                             ==========      ==========
 		  WEIGHTED AVERAGE NUMBER
		    OF SHARES OUTSTANDING    48,387,348      48,348,133
                                             ==========      ==========
See accompanying notes
						F-5

TelVue Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2007 and 2006

                                      Additional                   Total
                              Common   Paid-In    Accumulated  Stockholders'
                              Stock    Capital      Deficit       Deficit
                           -------------------------------------------------

BALANCE, JANUARY 1, 2006   $  483,364  $4,873,856  $(5,456,912)  $   (99,692)

Issuance of 20,000 shares
 of common stock	          200         800         -            1,000
Net loss                         -           -      (1,834,515)   (1,834,515)
                           ----------  ----------   ----------    ----------

BALANCE, DECEMBER 31, 2006    483,564   4,874,656   (7,291,427)   (1,933,207)

Issuance of 76,667 shares
 of common stock                  767       1,983         -            2,750
Net loss                         -           -      (3,960,799)   (3,960,799)
                           ----------  ----------   ----------    ----------
BALANCE, DECEMBER 31, 2007 $  484,331 $ 4,876,639 $(11,252,226)  $(5,891,256)
                           ==========  ==========   ==========    ==========
See accompanying notes
						F-6

TelVue Corporation and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006


  CASH FLOWS FROM OPERATING ACTIVITIES            2007           2006
                                                  ----           ----

    Net loss		                     $(3,960,799)    $(1,834,515)
    Adjustments to reconcile net loss
      to net cash (used in) operating
      activities:
      Depreciation and amortization              929,600         232,765
      (Gain) on sale of equipment                   -             (7,000)
      (Gain) on sale of marketable securities    (10,045)           -
      Accrued interest on note receivable           -               (329)
    Changes in operating assets and
    liabilities:
      Accounts receivable - trade               (143,915)        (88,779)
      Other receivable                              -             10,900
      Inventory                                 (140,601)           -
      Prepaid expenses                           (58,318)        (21,695)
      Accounts payable                           320,540         (25,607)
      Accrued expenses                          (136,623)        163,161
      Deferred service revenue                    76,410          23,557
      Other liabilities                            1,771          (1,103)
      Accrued interest -
        majority stockholder                     880,543         110,025
                                              ----------      ----------
		  NET CASH (USED IN)
		OPERATING ACTIVITIES          (2,241,437)     (1,438,620)

  CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition                    (240,274)           -
   Proceeds from sale of equipment                  -              7,000
   Proceeds from sale of marketable securities    10,045            -
   Purchases of property and equipment          (996,581)       (552,687)
                                              ----------      ----------
		  NET CASH (USED IN)
		INVESTING ACTIVITIES          (1,226,810)       (545,687)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit -
      majority stockholder                     3,500,000       2,000,000
    Issuance of common stock                       2,750           1,000
                                              ----------      ----------
		NET CASH PROVIDED BY
		FINANCING ACTIVITIES           3,502,750       2,001,000
                                              ----------      ----------
		NET INCREASE IN CASH
            AND CASH EQUIVALENTS                  34,503          16,693

  		CASH AND CASH EQUIVALENTS
   		AT BEGINNING OF YEAR             191,157         174,464
                                              ----------      ----------
            CASH AND CASH EQUIVALENTS
            AT END OF YEAR                    $  225,660      $  191,157
                                              ==========      ==========
See accompanying notes
						F-7

TelVue Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of TelVue Corporation and subsidiary ("the Company") is presented to assist in understanding its consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of TelVue Corporation and its wholly-owned subsidiary, Princeton Server Group, Inc. from March 12, 2007, the date of acquisition. Significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activity and Concentration of Credit Risk

The Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification telecommunications services ("ANI service") to the cable television industry throughout the United States for the automated ordering of pay-per-view features and events. The Company grants credit to cable television operators throughout the nation. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry. The other business segment is a system for displaying a fully automated television station-like display on a cable system access channel using computer based digital technology ("TVTN service"). This segment also includes Princeton Server Group, Inc. ("PSG"), which develops high performance digital video systems, appliances and software that support capture, storage, manipulation and playout of digital media in multiple popular formats.

The Company maintains cash balances at a financial institution located in the Philadelphia area. Accounts at this institution are insured by the Bank Insurance Fund up to $100,000. The Company maintains cash balances in excess of the insured amount.

During 2007, one customer accounted for 10% of revenues and accounted for 8% of receivables at December 31, 2007. During 2006, two customers accounted for 46% of revenues and accounted for 36% of receivables at December 31, 2006

Currently, the Company's primary source of financing is the majority stockholder. The Company has not sought to obtain significant funding from third parties on terms that are acceptable to the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the specific-identification method, and market represents the lower of replacement cost or estimated net realizable value.

Business Combination

In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 141, "Business Combinations", the Company accounts for all business combinations by the purchase method. The total cost of acquisitions is allocated to the underlying assets, based on fair market values as determined by an independent appraiser. The Company recognizes intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

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

Goodwill, Trademarks and Other Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

Intangible assets with indefinite lives and goodwill are not amortized.
The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill is assigned to reporting units, which are one level below the operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. The Company performs impairment tests of goodwill at each reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value.

The Company determines the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight- line basis, over their useful lives, ranging from 1 to 15 years.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2007, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

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

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

Shared-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," and related interpretations, to account for share-based compensation. SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and revises guidance in SFAS 123, Accounting for Stock-Based Compensation". The Company has adopted SFAS 123R using the modified prospective method. SFAS 123R requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for stock options in accordance with APB No. 25. Accordingly, compensation was recognized only if the exercise price was less than the quoted market price of the stock on the grant date.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

Note 2 - Acquisition

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG. The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with the Company's majority stockholder. The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the Company's TVTN/PSG operating segment.

The accompanying consolidated financial statements include the operations of PSG since the date of acquisition.

The following unaudited pro forma information for the years ended December 31, 2007 and 2006, is presented as if the acquisition of PSG occurred on January 1, 2006. This information is based on the historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2006.

                                                2007          2006
                                                ----          ----
  Revenues                                 $ 4,329,184    $ 3,923,773
  Net loss                                 $(4,497,861)   $(4,060,290)
  Basic and diluted net loss per share     $     (0.09)   $     (0.08)

Note 3 - Supplemental Disclosures of Cash Flow Information

Supplemental Schedule Relating to Acquisition

  Accounts receivable                      $   105,634
  Inventory                                    104,393
  Property and equipment                       129,707
  Definite-live intangible assets            4,548,720
  Goodwill                                   1,921,405
  Other indefinite-lived intangible assets     397,260
  Accounts payable and accrued expenses       (279,533)
  Deferred service revenue                    (186,983)
  Note payable                                (400,329)
  Amount financed                           (6,100,000)
                                            ----------
CASH PAID FOR ACQUISITION                  $   240,274
                                            ==========


During 2007 and 2006, there was no cash paid for interest or income taxes.

Noncash Investing and Financing Transactions

During the year ended December 31, 2007, the Company received marketable securities with a value of $63,719 from a customer as partial payment of outstanding receivables. These securities were sold in July 2007, resulting in a realized gain of $10,045. In December 2006, the majority stockholder, on behalf of the Company, loaned $400,000 to PSG, prior to the acquisition, under the Company's line of credit in exchange for a convertible note receivable.

Note 4 - Note Receivable

The note was a convertible note, which bore interest at six percent (6%). The note was forgiven in March 2007, when the Company acquired all of the outstanding stock of PSG. See Note 2.

Note 5 - Property and Equipment

A schedule of property and equipment at December 31, 2007 and 2006, is as follows:

                                                             Estimated
                                                           Useful Lives
                                       2007         2006     in Years
                                       ----         ----   ------------
  Operating equipment               $6,739,755  $5,893,857    3-5
  Office furniture and equipment       462,970     300,189    3-5
  Leasehold improvements                46,089      46,089     5
  Software                             115,607        -        3
                                     ---------   ---------
                                    $7,364,421  $6,240,135
                                     =========   =========

Note 6 - Intangible Assets

A schedule of definite-lived intangible assets and accumulated amortization as of December 31, 2007 is as follows:

                                                                Weighted
                                                                 Average
                                      Accumulated             Amortization
                           Amount     Amortization     Net       Period
                        ----------   ------------- ---------- ------------
 Software               $3,600,000   $  407,143    $3,192,857    7 years
 Patents                   788,220       41,600       746,620   15 years
 Customer list              74,900       39,531        35,369   18 months
 Customer contract          57,800       11,440        46,360    4 years
 Maintenance contracts      27,800        7,336        20,464    3 years
                         ---------    ---------     ---------
                        $4,548,720   $  507,050    $4,041,670
                         =========    =========     =========

Amortization expense from definite-lived assets for the year ended
December 31, 2007 was $507,050. The following table presents the Company's estimate of amortization expense for each of the five succeeding years for definite-lived intangible assets:

                   Year Ending December 31,
                          2008                    $  625,920
                          2009                       590,550
                          2010                       583,215
                          2011                       569,844
                          2012                       566,834
                       Thereafter                  1,105,307
                                                   ---------
                                                  $4,041,670
                                                   =========

A schedule of indefinite-lived intangible assets as of December 31, 2007 is as follows:

 Goodwill                                         $1,921,405
 Trademarks                                          397,260
                                                   ---------
                                                  $2,318,665
                                                   =========

Note 7 - Lines of Credit - Majority Stockholder

In April 2005, the Company entered into a line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $3.8 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rates at December 31, 2007 and 2006 were 8.25% and 9.25%, respectively. Accrued interest is due at maturity. The line is unsecured and will mature in November 2011. As of December 31, 2007 and 2006, the amounts outstanding under this line of credit were $3,800,000 and $2,200,000, respectively.

In November 2006, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $10 million, the maximum principal amount of the line. The Company may borrow up to $5 million for general working capital and may borrow up to $5 million for purposes other than general working capital. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rates at December 31, 2007 and 2006 were 8.25% and 9.25%, respectively. Accrued interest is due at maturity. The line is unsecured and will mature in November 2012. At December 31, 2007 and 2006, the amounts outstanding under this line of credit were $8,400,000 and $400,000, respectively

In December 2007, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $2.3 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2007 was 8.25%. Accrued interest is due at maturity. The line is unsecured and will mature six years after the initial advance. As of December 31, 2007, there was no outstanding balance.

Note 8 - Note Payable - Majority Stockholder

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The maturity date of the note is January 1, 2011.

Note 9 - Lease Commitments

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2007:

                   Year Ending December 31,
                          2008                    $  141,989
                          2009                        51,850
                                                   ---------
                                                  $  193,839
                                                   =========

Rental expense under the operating lease for office facilities amounted to $176,442 and $144,100 for the years ended December 31, 2007 and 2006, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount incurred in 2007.

Note 10 - Capital Stock

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

Note 11 - Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS123(R) using the modified prospective method. Under the "modified prospective" method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted to the effective date. Prior to 2006, the Company accounted for share-based compensation, including stock options, using the method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, no compensation costs was recognized for stock options with an exercise price equal to the fair market value of the Company's common stock on the date of grant. The pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS123 was not material and the results for prior periods have not been restated. The adoption of SFAS123(R) did not have a material effect on share-based compensation expense for the years ended December 31, 2007 and 2006. In addition, the adoption of SFAS123(R) will not have a material effect on the Company's future stock-based compensation expense.

The Company is using the straight-line method to recognize share-based compensation expense. The amount of share-based compensation recognized during a period is based on the value of the awards that vest in that period. For the years ended December 31, 2007 and 2006, stock-based compensation cost was $21,470 and $5,204, respectively, and had no effect on basic and diluted loss per share.

Director Compensation Plan

In December 1997, the Company adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $.05 per share.

Stock Option Plan

In May 1999, the Company established the TelVue Corporation 1999 Stock
Option Plan (the "Plan"). Under the Plan, the Company may grant options to acquire up to 10 million shares of common stock. Options granted under the Plan are intended to be incentive stock options ("ISO"). The exercise price of each ISO will not be less than the market price of the Company's stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company's stock on the date of the grant. The options expire ten years after the date of the grant or at the expiration of the plan, which is June 28, 2009. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. In addition, the Company has granted stock options to non-employees.

The following table summarizes activity for all stock options for the years ended December 31, 2007 and 2006:

                                                      2007        2006
                                                      ----        ----
  Weighted-average fair value of options granted    $ 0.044     $ 0.015

At December 31, 2007, the value of the unvested portion of all outstanding stock options was $84,874 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately 3.0 years.

The fair values of the options granted during the years ended December 31, 2007 and 2006 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of return of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company's common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin no. 107, Share-Based Payment. The expected dividend yield is zero because the Company currently does not pay or expect to pay dividends to stockholders. The following are the weighted average assumptions used during the years ended December 31, 2007 and 2006:

                                                      2007        2006
                                                      ----        ----
  Expected life in years                              10.0        3.02
  Risk-free interest rate                              4.49%      4.73%
  Volatility                                           3.05%     40.96%
  Expected dividend yield                               -          -

A summary of all option activity follows:

                                                 Options Outstanding
                                                 -------------------
                                                           Weighted Average
                                                 Options    Exercise Price
                                                 -------   ----------------
  Balance, December 31, 2005                    2,066,667     $ .045
  Granted and assumed                             420,000       .047
  Forfeited                                       (70,000)      .051
                                                ---------
  Balance, December 31, 2006                    2,416,667     $ .045
  Granted and assumed                           2,610,000       .154
  Exercised                                       (66,667)      .026
  Forfeited                                      (633,333)      .081
                                                ---------
  Balance, December 31, 2007                    4,326,667     $ .089
                                                =========

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2007:

                                            Weighted
                                             Average
                                            Remaining
                Exercise      Options      Contractual        Options
                  Price     Outstanding    Life (Years)     Exercisable
----------------------------------------------------------------------------
                $ .025         640,000         1.5            640,000
                $ .030         360,000         1.5            306,666
                $ .040         200,000         1.5            153,333
                $ .045          20,000         1.5             20,000
                $ .050         100,000         1.5               -
                $ .070         696,667         1.5            696,667
                $ .090         150,000         1.5            100,000
                $ .130       2,160,000         1.5               -
                             ---------                      ---------
Total                        4,326,667                      1,916,666
                             =========                      =========
Weighted Average
Exercise Price                 $  .089                        $  .047
                                ======                         ======

Note 12 - Corporate Income Taxes

The provisions for income tax expense (benefit) consist of the following components:

  Current                                2007                2006
                                         ----                ----
    Federal                          $        -         $        -
    State                                     -                  -
                                     ----------         ----------
                                              -                  -
  Deferred

    Federal                          (1,318,913)          (616,281)
    State                              (358,789)          (155,976)
                                     ----------         ----------
                                     (1,677,702)          (772,257)
    Valuation allowance increase      1,677,702            772,257
                                     ----------         ----------
                                              -                  -
                                     ----------         ----------
                                    $         -        $         -
                                     ==========         ==========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                           Federal              State
                                        2007     2006       2007     2006
                                        -------------       -------------
  Deferred Tax Assets:
    Net operating loss
     carryforward                  $2,532,612  $1,511,474  $614,066  $341,895
    Accrued interest - stockholder    307,011      34,571    89,305    10,056
    Deferred revenue                  128,845      47,351    37,479    13,774
    Allowance for bad debts             2,014         889       586       259
                                    ---------   ---------   -------   -------
Gross Deferred Tax Asset            2,970,482   1,594,285   741,436   365,984

  Deferred Tax Liabilities:

    Property and equipment,
     principally due to
     differences in depreciation      (67,416)    (39,856)  (19,610)  (11,594)
    Goodwill amortization             (29,724)          -    (8,647)        -
                                    ---------   ---------   -------   -------
  Net Deferred Tax Asset Before
    Valuation Allowance             2,873,342   1,554,429   713,179   354,390
    Valuation allowance            (2,873,342) (1,554,429) (713,179) (354,390)
                                    ---------   ---------  --------   -------
Net Deferred Tax Asset             $        -  $        - $       -  $      -
                                    =========   =========  ========   =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2006. Inherent uncertainty regarding the creation and development of a market for the Company's developing TVTN (TelVue Virtual Television Networks) product and service has prevented the Company from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2007 and 2006.

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $7,400,000 on a tax-reporting basis. The carryforward will begin to expire in 2010, if not utilized.

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                  2007          2006
                                                  ----          ----
   Federal income tax at statutory rates     $(1,346,672)  $ (623,735)
   State income tax, net of federal benefit     (356,472)    (165,106)
   Valuation allowance                         1,677,702      772,257
   Other                                          25,442       16,584
                                               ---------    ---------
                                              $        -   $        -
                                               =========    =========
Note 13 - Pension Plan

Effective March 1, 2006, the Company has a 401(k)plan available to all employees who have completed 90 days of service and are at least 21 years old. Employees may contribute to the plan, subject to IRS limitations. Prior to March 1, 2006, the Company maintained a Salary Reduction Simplified Employee Pension ("SARSEP") plan under section
408(k) of the Internal Revenue Code for all eligible employees. Employees were eligible to participate if they were at least 21 years old and had been employed by the Company for at least 90 days. Under the plan, employees could defer up to 12.5% of their salary, subject to Internal Revenue Service limits. The Company matched fifty percent (50%) of 2007 and 2006 contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2007 and 2006 amounted to $48,683 and $30,111, respectively.

Note 14 - Related Party Transactions

The Company has three unsecured lines of credit and note payable to the majority stockholder. (See Notes 7 and 8).

Note 15 - Segment Information

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

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2007 and 2006, is as follows:

                                       ANI        TVTN/PSG
 Year Ended December 31, 2007        Services     Services     Total
 ---------------------------         --------     --------     -----

Revenues                           $1,364,543   $2,674,096   $4,038,639
Depreciation and amortization          36,977      892,623      929,600
Operating income (loss)               478,790   (3,607,806)  (3,129,016)
Assets                                348,671    8,854,683    9,203,354
Capital expenditures                        -      996,581      996,581


 Year Ended December 31, 2006
 ----------------------------

Revenues                           $1,571,715   $  517,682   $2,089,397
Depreciation and amortization          24,788      207,977      232,765
Operating income (loss)               763,028   (2,512,337)  (1,749,309)
Assets                              1,010,282      941,964    1,952,246
Capital expenditures                        -      552,687      552,687

Note 16 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Accrued
  Expenses and Notes Payable

The carrying amount approximates fair market value because of the short maturity of those instruments.

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

10.10  Retirement Agreement dated April 29, 2004 between TelVue and Frank
       J. Carcione (incorporated by reference to the December 31, 2004 Form 10-KSB, File No. 000-17170).

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

10.17 Convertible Note for $400,000, dated December 26, 2006, issued to TelVue by the Princeton Server Group, LLC (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

10.18 Separation Agreement by and between TelVue and Stanley Greene, dated December 29, 2006 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

10.19 Separation Agreement by and between TelVue and Irene DeZwaan, dated February 8, 2007 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170).

10.20 Line of Credit Note, dated December 21, 2007, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 21, 2007, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's December 31, 2007 Financial Statements included herein).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

	The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2008 Annual Meeting of Shareholders that will be filed not later than April 29, 2008.


                                SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELVUE CORPORATION


DATED:  3/28/08                     By: /s/Joseph M. Murphy
                                    -------------------------------------
                                    Joseph M. Murphy
                                    President and Chief Executive Officer


DATED:  3/28/08                     By: /s/John Fell
                                    ----------------------------------
                                    John Fell
                                    Treasurer-Controller


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                   DATE

/s/H.F. Lenfest                                             3/28/08
--------------------------------    Chairman of the
H.F. Lenfest                        Board and Director

/s/Joseph Murphy                    Director                3/28/08
--------------------------------
Joseph Murphy

/s/Frank Carcione                   Director                3/28/08
--------------------------------
Frank Carcione

/s/Joy Tartar                       Director                3/28/08
--------------------------------
Joy Tartar

/s/Robert Lawrence                  Director                3/28/08
--------------------------------
Robert Lawrence

/s/Jesse Lerman                     Director                3/28/08
--------------------------------
Jesse Lerman

                                  EXHIBIT INDEX


10.12 Summary of Executive Compensation

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

Jesse Lerman, Executive Vice President of Engineering is employed on an at-will basis and is paid an annual salary of $161,200. Mr. Lerman also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Lerman, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

Randy Gilson, Vice President of Technical Services is employed on an at-will basis and is paid an annual salary of $129,907 and an annual car allowance of $4,800. Mr. Gilson also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Gilson, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.

John Fell, Secretary, Treasurer and Controller is employed on an at-will basis and is paid an annual salary of $117,000. Upon satisfaction of certain conditions, he is eligible for a $2,000 second quarter bonus beginning in 2008. Mr. Fell also receives, as do all other TelVue employees, health, dental, disability and life insurance benefits as well as a contribution of 2.5% of his annual salary to TelVue's 401K Plan. Mr. Fell, like all other TelVue employees, is eligible to receive stock option grants under the TelVue Stock Option Plan.


EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
TelVue Corporation:

We consent to incorporation by reference in the registration statement on Forms S-8 (No. 333-87631) of TelVue Corporation of our report dated March 28, 2008 relating to the balance sheets of TelVue Corporation as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years then ended, which report appears in the December 31, 2007 annual report on Form 10-KSB of TelVue Corporation.

/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 28, 2008

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

		(b) Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

		(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

		(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

	5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  3/28/08

                                    /s/Joseph M. Murphy
                                    --------------------
                                    Joseph M. Murphy
                                    President and Chief
                                    Executive Officer


EXHIBIT 31.2
CERTIFICATION

	I, John Fell, certify that:

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

		(b) Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

		(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

		(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

	5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  3/28/08

                                    /s/John Fell
                                    ---------------------
                                    John Fell
                                    Treasurer-Controller

EXHIBIT 32.1

TELVUE CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Murphy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 3/28/08                      /s/Joseph M. Murphy
                                    --------------------
                                    Joseph M. Murphy
                                    President and Chief Executive Officer


EXHIBIT 32.2

TELVUE CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of TelVue Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Fell, Treasurer and Controller of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:	 3/28/08                      /s/John Fell
                                    -------------------
                                    John Fell
                                    Treasurer-Controller