Form 10-Q
period 2008-03-31
TELVUE CORP
filed 2008-05-15
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to________

                         Commission File Number: 0-17170


                               TELVUE CORPORATION
          (Exact name of registrant issuer as specified in its charter)


           DELAWARE                                     51-0299879
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


16000 Horizon Way, Suite 500
Mt. Laurel, New Jersey                                     08054
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (856) 273-8888


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [_]        Accelerated filer [_]
         Non-accelerated filer [_]          Smaller reporting company [X]
         (Do not check if a smaller
            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule, 12b-2 of the Exchange Act) Yes [_] No [X]

Number of shares of registrant's common stock outstanding as of April 24, 2008:
48,433,074 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheets as of March 31, 2008
         (unaudited) and as of December 31, 2007 ...........................   3

         Consolidated Statements of Operations for the three months ended
         March 31, 2008 (unaudited) and March 31, 2007 (unaudited) .........   4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2008 (unaudited) and March 31, 2007 (unaudited) .........   5

         Notes to Consolidated Financial Statements (unaudited) ............   6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .............  13

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk ...............................................  19

         Item 4. Controls and Procedures ...................................  19


PART II. OTHER INFORMATION

         Item 6. Exhibits ..................................................  19

PART I.  Financial Information

ITEM I.  Financial Statements

                        TELVUE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2008            2007
                                                   ------------    ------------
ASSETS                                              (Unaudited)          *

CURRENT ASSETS
  Cash and cash equivalents ....................   $    256,740    $    225,660
  Accounts receivable - trade, net of
   Allowances of $6,961 at March 31,
   2008 and $6,500 at December 31, 2007 ........        462,301         641,683
  Inventory ....................................        288,299         244,994
  Prepaid expenses .............................        179,465         120,646
                                                   ------------    ------------
     TOTAL CURRENT ASSETS ......................      1,186,805       1,232,983

PROPERTY AND EQUIPMENT .........................      7,491,090       7,364,421
  Less accumulated depreciation ................      5,901,210       5,763,185
                                                   ------------    ------------
                                                      1,589,880       1,601,236

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $667,171 at March 31, 2008 and
   $507,050 at December 31, 2007 ...............      3,881,549       4,041,670

INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL ....      1,921,405       1,921,405

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER .......        397,260         397,260

OTHER ASSETS ...................................          8,800           8,800

                                                   ------------    ------------
                                                   $  8,985,699    $  9,203,354
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade .....................   $    460,314    $    705,182
  Accrued expenses .............................        384,651         236,538
  Deferred service revenue .....................        419,792         416,434
  Other liabilities ............................          3,025           3,178
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES .................      1,267,782       1,361,332

LINES OF CREDIT - MAJORITY STOCKHOLDER .........     13,400,000      12,200,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ............        541,000         541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ........      1,247,794         992,278


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
  shares authorized, 48,433,074 and 48,433,074
  shares issued and outstanding at March 31,
  2008 and December 31, 2007, respectively .....        484,331         484,331
 Additional paid-in capital ....................      4,876,639       4,876,639
 Accumulated deficit ...........................    (12,831,847)    (11,252,226)
 Comprehensive income ..........................              -               -
                                                   ------------    ------------
                                                     (7,470,877)     (5,891,256)
                                                   ------------    ------------
                                                   $  8,985,699    $  9,203,354
                                                   ============    ============
* Derived from audited financial statements.

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------
REVENUES
  ANI services .................................   $    306,357    $    338,755
  TVTN/PSG services ............................        449,500         273,641
                                                   ------------    ------------
                                                        755,857         612,396
COST OF REVENUES
  ANI services .................................         85,553          90,659
  TVTN/PSG services ............................        394,069         190,134
                                                   ------------    ------------
TOTAL COST OF REVENUES .........................        479,622         280,793
                                                   ------------    ------------
GROSS MARGIN ...................................        276,235         331,603

OPERATING EXPENSES
  Selling and marketing ........................        449,341         403,753
  General and administrative ...................        853,156         355,489
  Depreciation and amortization ................        298,146         101,616
                                                   ------------    ------------
                                                      1,600,643         860,858
                                                   ------------    ------------
OPERATING LOSS .................................     (1,324,408)       (529,255)

OTHER INCOME (EXPENSE)
  Interest income ..............................            303          30,415
  Interest expense .............................       (255,516)        (98,807)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ...................       (255,213)        (68,392)
                                                   ------------    ------------
NET LOSS .......................................   $ (1,579,621)   $   (597,647)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $       (.03)   $       (.01)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED ...........................     48,433,074      48,356,407
                                                   ============    ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .....................................   $ (1,579,621)   $   (597,647)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Depreciation and amortization ..............        298,146         101,616
  Changes in assets and liabilities:
    Accounts receivable - trade ................        179,382          88,117
    Inventory ..................................        (43,305)        (30,000)
    Prepaid expenses ...........................        (58,819)        (56,927)
    Accounts payable - trade ...................       (244,868)         88,582
    Accrued expenses ...........................        147,960         (77,568)
    Deferred service revenue ...................          3,358         (41,338)
    Accrued interest - majority stockholder ....        255,516          98,807
                                                   ------------    ------------
      NET CASH (USED IN) OPERATING ACTIVITIES ..     (1,042,251)       (426,358)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..........       (126,669)       (196,353)
  Acquisition of business ......................              -        (147,270)
                                                   ------------    ------------
      NET CASH (USED IN) INVESTING ACTIVITIES ..       (126,669)       (343,623)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
    stockholder ................................      1,200,000         800,000
                                                   ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......         31,080          30,019

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ..........................        225,660         191,157
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......   $    256,740    $    221,176
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

                        TELVUE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007.

Going Concern and Management's Plan
-----------------------------------

The accompanying financial statements of TelVue Corporation ("TelVue" or the "Company") have been prepared on the basis of generally accepted accounting principles applicable to a "going concern," which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Conditions exist, however, that cast doubt about the Company's ability to continue as a "going concern." In order to fund operations, the Company relies on funds drawn on lines of credit held by the Company with the Company's majority stockholder, H.F. (Gerry) Lenfest. Based on the Company's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain the Company's operations for the next 12 month period. Funding the Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other alternatives. While management is working towards mitigating the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that management will be successful.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in TelVue Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts TelVue and its wholly-owned subsidiary, Princeton Server Group, Inc. ("PSG") from the date of its acquisition, which was March 12, 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. ACQUISITION
   -----------

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG. The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with the Company's majority stockholder, Mr. Lenfest. The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the Company's TVTN/PSG operating segment.

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

The following unaudited pro forma information for the three months ended March 31, 2008 and 2007, is presented as if the acquisition of PSG occurred on January 1, 2007. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2007.

                                          2008           2007
                                       -----------    -----------
Revenues ...........................   $   755,857    $   903,080
Net loss ...........................   $(1,579,621)   $(1,032,351)
Basic and diluted net loss per share   $      (.03)   $      (.02)


3. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

SUPPLEMENTAL SCHEDULE RELATING TO ACQUISITION
---------------------------------------------

Accounts receivable ....................   $   105,634
Inventory ..............................       104,393
Property and equipment .................       129,707
Definite-lived intangible assets .......     4,548,720
Goodwill ...............................     1,828,401
Other indefinite-lived intangible assets       397,260
Accounts payable and accrued expenses ..      (279,533)
Deferred service revenue ...............      (186,983)
Note payable ...........................      (400,329)
Amount financed ........................    (6,100,000)
                                           -----------

CASH PAID FOR ACQUISITION ..............   $   147,270
                                           ===========

No income taxes or interest were paid during either the three months ended March 31, 2008 or 2007.

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2008 and 2007, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

5. CORPORATE INCOME TAXES
   ----------------------

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

The provisions for income tax benefit from continuing operations for the three months ended March 31, 2008 and 2007 consisted of the following components:

                                  2008         2007
                               ---------    ---------
Current
 Federal ...................   $       -    $       -
 State .....................           -            -
                               ---------    ---------
                                       -            -
Deferred
 Federal ...................     531,000      323,203
 State .....................     142,000       89,135
                               ---------    ---------
                                 673,000      412,338
Valuation allowance increase    (673,000)    (412,338)
                               ---------    ---------
                                       -            -
                               ---------    ---------
                               $       -    $       -
                               =========    =========

TelVue recorded an increase in valuation allowance of 673,000 at March 31, 2008 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $8,800,000 on a tax-reporting basis as of March 31, 2008. The carry forward will begin to expire in 2010, if not utilized.

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

6. NOTES PAYABLE AND LINE OF CREDIT - MAJORITY STOCKHOLDER
   -------------------------------------------------------

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TVTN Network. Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The Line of Credit is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. During the year ended December 31, 2007, TelVue borrowed $1,600,000 under the terms of the 2005 Note, bringing the outstanding borrowing under the 2005 Note to $3,800,000, fully exhausting the Note. As of March 31, 2008, accrued interest due on the 2005 Note was $523,796.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest, in the principal amount of $10,000,000. Under this Line of Credit, the Company may request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of March 31, 2008, the Company has borrowed $9,600,000 under the 2006 Note with accrued interest of $723,998. TelVue has been borrowing approximately $300,000 per month under the 2006 Note and anticipates that the funds will be exhausted in May 2008.

On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note to loan to PSG to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note, interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. The Company had the option to convert the unpaid principal balance of the PSG Note and all accrued interest into common stock of PSG. In connection with the PSG Note, TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016. The PSG Note was forgiven and the warrant was canceled on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG.

On March 12, 2007, PSG was acquired by TelVue for $6,100,000 and the forgiveness of the PSG Note and cancellation of the warrant (described above). TelVue borrowed the $6,100,000 from Mr. Lenfest under the 2006 Note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets its product to PEG TV and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the

2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As a result of exhausting the 2006 Note in May, TelVue expects to begin drawing on the 2007 Note in June 2008.

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other segment ("TVTN/PSG") is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TVTN/PSG segment includes PSG, which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formants.

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2008 and 2007, is as follows:

Three months ended March 31, 2008        ANI          TVTN/PSG         Total
---------------------------------    -----------    -----------     -----------
Revenues .....................       $   306,357    $   449,500     $   755,857
Operating income/(loss) ......           153,467     (1,179,729)     (1,026,262)
Interest expense .............            42,966        212,247         255,213
Net income/(loss) ............            70,953     (1,650,574)     (1,579,621)
Capital expenditures .........                 -        126,669         126,669

Three months ended March 31, 2007        ANI          TVTN/PSG         Total
---------------------------------    -----------    -----------     -----------
Revenues .....................       $   338,755    $   273,641     $   612,396
Operating income/(loss) ......           140,455       (669,710)       (529,255)
Interest expense .............           (26,494)        94,886          68,392
Net income/(loss) ............           166,949       (764,596)       (597,647)
Capital expenditures .........                 -        196,353         196,353

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The Company provided ANI service to Adelphia Communications ("Adelphia"). Adelphia filed for Chapter 11 bankruptcy on June 25, 2002. At the time of its pre-bankruptcy filing, outstanding accounts receivable from Adelphia of $157,210 were due to the Company. During the fourth quarter of 2002, the Company established a bad debt reserve of $78,605, representing 50% of the outstanding balance due from Adelphia as of the bankruptcy filing date on June 25, 2002. During August 2006, the Company received payments totaling $48,949 from Adelphia which represented payment of a number of outstanding invoices at 100% of their value. Because these invoices had a previously established bad debt reserve of 50% of their value, the Company reduced the bad debt reserve by $24,474 at September 30, 2006. In February 2007, the Company received payment in full for all outstanding invoices including accrued interest. The payment was made partially in cash, with the remainder being paid through the issuance of Time Warner Cable stock with a value of $63,719 at the time of the payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2003, TelVue developed the TVTN product and service and has applied for three patents related to the product. TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. TVTN displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full motion video clips. TelVue is currently marketing TVTN to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels"). Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue directly charges the municipalities a nominal start-up and monthly support fee along with a sponsorship program that finds regional and national businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. While TVTN specializes in creating a customized look for the PEG Channels and provides localized and dynamic content, PSG provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG Channel. TelVue acquired PSG because it believes PSG and TVTN together will provide a complete technology and support solution to owners and operators of PEG Channels. As a compliment to the TVTN service, TelVue has introduced technology enabling local emergency management officials to send emergency messages by e-mail to residents' cell phones and computers. This four-in-one technology provides simultaneous phone, e-mail, website and television notification. The new capability will be available exclusively to residents in towns affiliated with TVTN. Recently, TelVue commenced a change in sales strategy to incorporate a third-party reseller network or VAR (Value-added reseller) sales distribution method. This method broadens TelVue's sales reach by employing locally based re-sellers to create sales opportunities, supported by our sales staff, which should increase sales while reducing and delaying some sales expenses until a sale is consummated. This change in strategy resulted in a restructuring of our sales department, reducing direct sales staff and management by 50%.

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

As discussed in Note 1 of the Notes to Consolidated Financial Statements, conditions exist that cast doubt about the Company's ability to continue as a "going concern". In order to fund operations, the Company relies on funds drawn on lines of credit held by the Company with the Company's majority stockholder, Mr. Lenfest. Based on the Company's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain the Company's operations for the next 12 month period. Funding the Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other outside alternatives.

RESULTS OF OPERATIONS:

The following discussion deals with the decrease in operating income for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its TVTN/PSG service and the growth in TVTN/PSG revenue and expenses.

The TVTN/PSG service had an operating loss of $1,179,729 for the three months ended March 31, 2008, compared to an operating loss of $669,710 for the three months ended March 31, 2007, primarily due to the inclusion of the PSG operation for the full calendar quarter in 2008 as opposed to only the period under TelVue ownership (March 12-31) in 2007. TVTN/PSG service revenue increased $175,859 for the three months ended March 31, 2008, compared to the same period of 2007. The majority of the revenue increases were attributed to the PSG operating unit, which was acquired on March 12, 2007. Revenue was recognized for the full calendar quarter of 2008, whereas 2007 revenue was recognized only for the period under TelVue ownership. To help speed TVTN penetration, shorten the sale cycle, and assist clients in finding funding for the TVTN service, TelVue offers a sponsorship program that finds regional and local businesses as sponsors or underwriters for TVTN clients to help defray TVTN charges. In return, the TVTN client places an acknowledgement of the sponsor's support on its town or school's access channel. Many towns have adopted this method of funding the cost of the TVTN service. As of March 31, 2008, TVTN was providing service to 139 towns/schools/retirement communities compared to 112 towns at March 31, 2007. TelVue is marketing the TVTN service nationally with an initial focus in New Jersey, Pennsylvania and Delaware. TelVue has sold the service to clients in California, Florida, Georgia, Maryland, Massachusetts, New York, North Carolina, Texas, Virginia and Washington. The remaining TVTN customers are in the New

Jersey, Pennsylvania and Delaware areas. PSG's traditional marketing efforts have been at conferences, seminars and trade shows, in addition to the use of direct mail and referrals. PSG has sold equipment in 34 different states and the District of Columbia. Cost of revenues for the TVTN/PSG service increased $203,935 for the three months ended March 31, 2008, when compared to the same period of 2007, mainly as a result of the expenses associated with the PSG operating unit. Selling expenses related to the TVTN/PSG service increased $62,030 for the three months ended March 31, 2008, when compared to the same period of 2007. This increase was a result of the addition of expenses related to the PSG operating unit, offset by savings in commissions, consulting/outside services and outside advertising related to the TVTN operating unit. TVTN/PSG general and administrative expenses increased $515,225 for the three months ended March 31, 2008 when compared to the same period of 2007. This increase was primarily a result of allocating a larger portion of rent and other operational expenses to the TVTN/PSG segment, along with executive search fees paid for newly hired employees, higher legal fees and the addition of the expenses related to the PSG operating unit. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for the TVTN/PSG service increase.

The ANI segment had operating income of $153,467 for the three months ended March 31, 2008, compared to $140,455 for the three months ended March 31, 2007. The increase in operating income was mainly a result of a change in methodology regarding the allocation of expenses whereby a higher percentage of expenses are allocated to the TVTN/PSG segment. This was offset by a decrease of $32,398 in service revenue for the three month period ended March 31, 2008, when compared to the same period of 2007. As expected, pay-per-view buy revenue decreased $6,802 for the three months ended March 31, 2008, and feature revenue decreased $22,808 for the three months ended March 31, 2008 when compared to the same periods of 2007. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2007 (as discussed below). TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed internet access.

As of March 31, 2008, TelVue was serving approximately 4.6 million full-time cable subscribers compared to approximately 4.8 million full-time cable subscribers served as of March 31, 2007. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

ANI cost of revenues decreased $5,106 for the three months ended March 31, 2008, when compared to the same period of 2007. This decrease was primarily due to savings in compensation expenses as a result of allocating more of the technical payroll and benefits to the TVTN/PSG segment, offset by higher trunk line expenses. Selling expenses related to the ANI service decreased $16,442 for the three months ended March 31, 2008 when compared to the same period of 2007. This decrease was primarily the result of savings in compensation related to the change in allocation methodology, in addition to lower commission and travel and entertainment expenses. ANI segment general and administrative expenses decreased $17,558 for the three months ended March 31, 2008, when compared to the same period of 2007, primarily a result of the previously mentioned change in allocation methodology.

TelVue had a net loss of $1,579,621 for the three months ended March 31, 2008, compared to a net loss of $597,647 for the three months ended March 31, 2007, primarily due to the inclusion of the PSG operation for the full calendar quarter in 2008 as opposed to only the period under TelVue ownership (March 12-31) in 2007. At March 31, 2008 and 2007, TelVue recorded valuation allowance increases of $673,000 and $412,338, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $8,800,000 on a tax-reporting basis as of March 31, 2008 (see
Note 5 of TelVue's accompanying financial statements).

TelVue purchased $126,669 of equipment during the three months ended March 31, 2008 compared to $196,353 purchased during the three months ended March 31, 2007. The majority of the equipment purchased during the three months ended March 31, 2008 and 2007 was for software development and equipment related to the TVTN/PSG segment. Depreciation and amortization expense increased $196,530 for the three months ended March 31, 2008, as a result of the capital purchases, in addition to the amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 19% of total operating expenses for the three months ended March 31, 2008.

As of March 31, 2008, TelVue maintained a bad debt reserve in the amount of $6,961, compared to a reserve of $5,758 as of March 31, 2007. The reserve was calculated based on the estimate that 1.5% of outstanding receivables would not be collected.

TelVue's days for sales in average accounts receivable was 47 days at March 31, 2008, compared to 48 days at March 31, 2007. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers for its TVTN or ANI services. A 2% cash, 1% net 15 days discount is offered by PSG for payments related to equipment purchases. TelVue had negative cash flow from operating activities of $1,042,251 for the three months ended March 31, 2008. The decrease in cash flow compared to 2007 was primarily due to a reduction in ANI service revenue and an increase in TVTN/PSG expenses (as described above).

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

As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of March 31, 2008, the Company had borrowed $9,600,000 under the 2006 Note with accrued interest in the amount of $723,998. TelVue has been borrowing approximately $300,000 per month under the 2006 Note and anticipates that the funds will be exhausted in May 2008.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As a result of exhausting the 2006 Note in May, TelVue expects to begin drawing on the 2007 Note in June 2008.

On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note to loan to PSG to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. TelVue had the option to convert the unpaid principal balance of the note and all accrued interest into common stock of PSG. In connection with the PSG Note TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016. The PSG Note was forgiven and the warrant was canceled on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG.

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

On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock. Each share of Preferred Stock was convertible into 6.667 shares of common stock. The conversion of the Preferred Stock to common stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit. As a result of the conversion, TelVue issued 23,459,133 shares of common stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the common stock of TelVue, after the cancellation of the warrants to purchase common stock described below, was approximately 78.5 percent as of December 31, 2007. The Preferred Stock was eliminated and is included as 23,459,133 shares of common stock in the stockholders' equity section of the balance sheet. On August 21, 2006, the Board of Directors, with Mr. Lenfest abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his Preferred Stock.

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

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for TVTN as well as the newly acquired PSG subsidiary. As discussed above, the financing from Mr. Lenfest under the 2005 Note has been exhausted, and TelVue believes that the financing from Mr. Lenfest under the 2006 Note will be exhausted in May 2008. As a result of this, TelVue secured the 2007 Note from Mr. Lenfest to help TelVue grow TVTN to a profitable level. The 2005 Note has helped, and the 2006 Note and 2007 Note will help, to fund the growth of TVTN and the PSG subsidiary, as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TVTN and PSG service. However, there can be no assurance that its marketing efforts will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within TelVue, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

10.11 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

10.12 Summary of Executive Compensation, as amended (incorporated by reference to the December 31, 2007 Form 10-KSB, File No. 000-17170).

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

10.20 Amendment of Form 8-K filed by TelVue Corporation ("TelVue") on March 13, 2007 (the "Original 8-K") to include the information required by
         Item 9.01 of the Form 8-K in connection with TelVue's acquisition of Princeton Server Group, Inc. ("PSG") incorporated by reference to the May 12, 2007 Form 8-K/A, File No. 000-17170).

10.21 Line of Credit Note, dated December 21, 2007, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 21, 2007, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2008 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the 2007 Form 10-KSB, File No. 000-17170).

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


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TELVUE CORPORATION


DATED:  May 15, 2008               By:  /s/ Joseph M. Murphy
                                        --------------------
                                        Joseph M. Murphy
                                        President (Chief Executive Officer)


DATED:  May 15, 2008               By:  /s/ John Fell
                                        -------------
                                        John Fell
                                        Treasurer (Controller)


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