Form 10-Q
period 2008-06-30
TELVUE CORP
filed 2008-08-14
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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


Number of shares of registrant's common stock outstanding as of August 5, 2008:
48,461,644 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2008
         (unaudited) and as of December 31, 2007 ...........................   3

         Consolidated Statements of Operations for the three months ended
         June 30, 2008 (unaudited) and June 30, 2007 (unaudited) ...........   4

         Consolidated Statements of Operations for the six months ended
         June 30, 2008 (unaudited) and June 30, 2007 (unaudited) ...........   5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2008 (unaudited) and June 30, 2007 (unaudited) ...........   6

         Notes to Consolidated Financial Statements (unaudited) ............   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  21

         Item 4T. Controls and Procedures ..................................  21


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders ......  21

         Item 6.  Exhibits .................................................  21

SIGNATURES .................................................................  24

EXHIBIT INDEX ..............................................................  24

PART I.  Financial Information

ITEM I.  Financial Statements

                        TELVUE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2008             2007
                                                  ------------     ------------
                                                   (Unaudited)           *
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..................    $    208,542     $    225,660
  Accounts receivable - trade, net of
   Allowances of $5,035 at June 30,
   2008 and $6,500 at December 31, 2007 ......         508,491          641,683
  Inventory ..................................         369,876          244,994
  Prepaid expenses ...........................         147,148          120,646
                                                  ------------     ------------
     TOTAL CURRENT ASSETS ....................       1,234,057        1,232,983

PROPERTY AND EQUIPMENT .......................       7,572,198        7,364,421
  Less accumulated depreciation ..............       6,045,831        5,763,185
                                                  ------------     ------------
                                                     1,526,367        1,601,236

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $827,294 at June 30, 2008 and
   $507,050 at December 31, 2007 .............       3,721,426        4,041,670

INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL ..       1,921,405        1,921,405

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER .....         397,260          397,260

OTHER ASSETS .................................           8,800            8,800

                                                  ------------     ------------
                                                  $  8,809,315     $  9,203,354
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade ...................    $    271,312     $    705,182
  Accrued expenses ...........................         319,199          236,538
  Deferred service revenue ...................         468,241          416,434
  Other liabilities ..........................           1,366            3,178
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ...............       1,060,118        1,361,332

LINES OF CREDIT - MAJORITY STOCKHOLDER .......      14,625,000       12,200,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ..........         541,000          541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ......       1,478,544          992,278

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
  shares authorized, 48,461,644 and 48,433,074
  shares issued and outstanding at June 30,
  2008 and December 31, 2007, respectively ...         484,616          484,331
 Additional paid-in capital ..................       4,877,353        4,876,639
 Accumulated deficit .........................     (14,257,316)     (11,252,226)
                                                  ------------     ------------
                                                    (8,895,347)      (5,891,256)
                                                  ------------     ------------
                                                  $  8,809,315     $  9,203,354
                                                  ============     ============
* Derived from audited financial statements.

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2008             2007
                                                      ----             ----
REVENUES
  ANI services ...............................    $    334,763     $    356,696
  TelVue products and services ...............         505,975          908,542
                                                  ------------     ------------
                                                       840,738        1,265,238
COST OF REVENUES
  ANI services ...............................         125,713          131,021
  TelVue products and services ...............         334,262          452,286
                                                  ------------     ------------
TOTAL COST OF REVENUES .......................         459,975          583,307
                                                  ------------     ------------
GROSS MARGIN .................................         380,763          681,931

OPERATING EXPENSES
  Selling and marketing ......................         479,543          461,957
  General and administrative .................         791,259          733,392
  Depreciation and amortization ..............         304,744          244,393
                                                  ------------     ------------
                                                     1,575,546        1,439,742
                                                  ------------     ------------
OPERATING LOSS ...............................      (1,194,783)        (757,811)

OTHER INCOME (EXPENSE)
  Interest income ............................              64              301
  Interest expense ...........................        (230,750)        (240,636)
                                                  ------------     ------------
TOTAL OTHER INCOME (EXPENSE) .................        (230,686)        (240,335)
                                                  ------------     ------------
NET LOSS .....................................    $ (1,425,469)    $   (998,146)
                                                  ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ..    $       (.03)    $       (.02)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC AND DILUTED ..........................      48,437,783       48,359,703
                                                  ============     ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2008             2007
                                                      ----             ----
REVENUES
  ANI services ...............................    $    641,120     $    695,451
  TelVue products and services ...............         955,475        1,182,183
                                                  ------------     ------------
                                                     1,596,595        1,877,634
COST OF REVENUES
  ANI services ...............................         211,266          221,680
  TelVue products and services ...............         728,331          642,420
                                                  ------------     ------------
TOTAL COST OF REVENUES .......................         939,597          864,100
                                                  ------------     ------------
GROSS MARGIN .................................         656,998        1,013,534

OPERATING EXPENSES
  Selling and marketing ......................         928,884          865,710
  General and administrative .................       1,644,415        1,088,881
  Depreciation and amortization ..............         602,890          346,009
                                                  ------------     ------------
                                                     3,176,189        2,300,600
                                                  ------------     ------------
OPERATING LOSS ...............................      (2,519,191)      (1,287,066)

OTHER INCOME (EXPENSE)
  Interest income ............................             367           30,716
  Interest expense ...........................        (486,266)        (339,443)
                                                  ------------     ------------
TOTAL OTHER INCOME (EXPENSE) .................        (485,899)        (308,727)
                                                  ------------     ------------
NET LOSS .....................................    $ (3,005,090)    $ (1,595,793)
                                                  ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ..    $       (.06)    $       (.03)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC AND DILUTED ..........................      48,435,429       48,358,065
                                                  ============     ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2008            2007
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ......................................    $(3,005,090)    $(1,595,793)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization ...............        602,890         346,010
Changes in assets and liabilities:
   Accounts receivable - trade .................        133,192        (194,186)
   Inventory ...................................       (124,882)       (226,261)
   Prepaid expenses ............................        (26,502)        (58,518)
   Accounts payable - trade ....................       (433,870)        314,610
   Accrued expenses ............................         80,849        (188,728)
   Deferred service revenue ....................         51,807          27,144
   Accrued interest - majority stockholder .....        486,266         339,443
                                                    -----------     -----------
    NET CASH (USED IN) OPERATING ACTIVITIES ....     (2,235,340)     (1,236,279)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..........       (207,777)       (390,672)
  Acquisition of business ......................              -        (213,698)
                                                    -----------     -----------
    NET CASH (USED IN) INVESTING ACTIVITIES ....       (207,777)       (604,370)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder ...............................      2,425,000       1,800,000
  Issuance of common stock .....................            999           1,000
                                                    -----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..      2,425,999       1,801,000
                                                    -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......        (17,118)        (39,649)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ..........................        225,660         191,157
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......    $   208,542     $   151,508
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

                        TELVUE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.

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

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of TelVue and Princeton Server Group, Inc. ("PSG"), which was acquired on March 12, 2007 and was maintained as a wholly-owned subsidiary until February 28, 2008, on which date PSG was merged into TelVue. From the date of the acquisition of PSG until the merger date, intercompany accounts and transactions were eliminated in consolidation. Since the merger date, the accounts of PSG have been included directly within TelVue's accounts.

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

Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill is assigned to reporting units, which are one level below TelVue's operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. The Company performs impairment tests of goodwill at each reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value.

The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 1 to 15 years.

2. ACQUISITION
   -----------

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG. The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with the Company's majority stockholder, Mr. Lenfest. The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the TelVue Products and Services operating segment.

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

The following unaudited pro forma information for the six months ended June 30, 2008 and 2007, is presented as if the acquisition of PSG occurred on January 1, 2007. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2007.

                                                   2008           2007
                                               ------------   ------------
      Revenues ..............................  $ 1,596,595    $ 2,168,179
      Net loss ..............................  $(3,005,090)   $(2,135,357)
      Basic and diluted net loss per share ..  $      (.06)   $      (.04)

3. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

SUPPLEMENTAL SCHEDULE RELATING TO ACQUISITION
---------------------------------------------

      Accounts receivable .............................       $   105,634
      Inventory .......................................           104,393
      Property and equipment ..........................           129,707
      Definite-lived intangible assets ................         4,548,720
      Goodwill ........................................         1,894,829
      Other indefinite-lived intangible assets ........           397,260
      Accounts payable and accrued expenses ...........          (279,533)
      Deferred service revenue ........................          (186,983)
      Note payable ....................................          (400,329)
      Amount financed .................................        (6,100,000)
                                                              -----------
      CASH PAID FOR ACQUISITION .......................       $   213,698
                                                              ===========

No income taxes or interest were paid during either the six months ended June 30, 2008 or 2007.

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the six months ended June 30, 2008 and 2007, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit from continuing operations for the three months ended June 30, 2008 and 2007 consisted of the following components:

                                                   2008            2007
                                                ---------       ---------
      Current
       Federal ...........................      $       -       $       -
       State .............................              -               -
                                                ---------       ---------
                                                        -               -
      Deferred
       Federal ...........................        481,000         443,000
       State .............................        128,000         121,000
                                                ---------       ---------
                                                  609,000         564,000
      Valuation allowance increase .......       (609,000)       (564,000)
                                                ---------       ---------
                                                        -               -
                                                ---------       ---------
                                                $       -       $       -
                                                =========       =========

TelVue recorded an increase in valuation allowance of $609,000 at June 30, 2008 to reduce its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $8,800,000 on a tax-reporting basis as of June 30, 2008. The carry forward will begin to expire in 2010, if not utilized.

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

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2003 and state income tax examinations before 2002. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under Internal Revenue Service tax examination. The Company is not currently under examination by any state jurisdictions.

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TelVue Virtual Television Network ("TVTN".) Under the terms of the 2005 Note, the Company could borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The Line of Credit is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The Note was exhausted by the end of 2007. As of June 30, 2008, accrued interest due on the 2005 Note was $589,696.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest, in the principal amount of $10,000,000. Under this Line of Credit, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of June 30, 2008, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the Note. As of June 30, 2008, accrued interest due on the 2006 Note was $885,677.

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

On March 12, 2007, PSG was acquired by TelVue for $6,100,000 and the forgiveness of the PSG Note and cancellation of the warrant (described above). TelVue borrowed the $6,100,000 from Mr. Lenfest under the 2006 Note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets its product to local Cable TV Public, Education and Government Local Access Channels ("PEG Channels") and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As a result of the exhaustion of the 2006 Note, TelVue began drawing on the 2007 Note. As of June 30, 2008, the Company had borrowed $825,000 under the 2007 Note, with accrued interest due on the Note of $3,170.

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other segment, TelVue Products and Services, is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TelVue Products and Services segment includes PSG, which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formants.

Summarized financial information by reporting segment as of and for each of the six months ended June 30, 2008 and 2007, is as follows:

                                                      TelVue
                                                     Products
Six months ended June 30, 2008         ANI         and Services        Total
------------------------------     -----------     ------------     -----------
Revenues .....................     $   641,120     $   955,475      $ 1,596,595
Operating income/(loss) ......         220,091      (2,739,282)      (2,519,191)
Interest expense .............          80,189         406,077          486,266
Net income/(loss) ............         140,269      (3,145,359)      (3,005,090)
Capital expenditures .........               -         207,777          207,777

                                                      TelVue
                                                     Products
Six months ended June 30, 2007         ANI         and Services        Total
------------------------------     -----------     ------------     -----------
Revenues .....................     $   695,451     $ 1,182,183      $ 1,877,634
Operating income/(loss) ......         239,033      (1,526,099)      (1,287,066)
Interest expense .............               -         339,443          339,443
Net income/(loss) ............         265,828      (1,861,621)      (1,595,793)
Capital expenditures .........               -         390,672          390,672

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its growth strategy, increases in costs of labor and employee benefits, as well as general market conditions and competition. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW OF COMPANY:

TelVue Corporation ("TelVue" or the "Company") operates two business segments. The first segment, TelVue Products and Services, includes TelVue Virtual Television Networks ("TVTN") and Princeton Server Group, Inc. ("PSG"). TVTN is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. PSG, which was acquired on March 12, 2007, develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.

During the second quarter of this year, the Company embarked upon a new branding and sales re-organization plan. The new branding consolidates certain of the Company's products and services under one name - TelVue Products and Services. The products formerly referred to as TVTN are now referred to as follows:

         WEBUS(R)      Automated graphics/message display on TV Channel
         WEB-EM(R)     Automated messaging on TV, web, cell and email
         WEBLINX(TM)   Automated graphics/message display on websites
         PEG.TV        Internet Streaming and Video on Demand Service

The products formerly referred to as PSG are now known as the Princeton Server Product Line. These products offer high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The Princeton Server Product Line includes, but is not limited to:

         Princeton Server B100
         Princeton Server B3400

This branding and re-organization effort, backed with a new Company logo, marketing materials and exhibit materials, was released on July 9, 2008 at a major industry conference. TelVue's new website should be completed in September 2008. This effort provides focus on TelVue's primary business, energizes its staff, and better educates the market regarding the many products and services provided by the combined companies.

In 2003, TelVue developed the WEBUS(R) service and has applied for three patents related to the products. WEBUS(R) is a system for displaying a fully-automated, TV station-like display on a cable system access channel using computer-based digital technology. WEBUS(R) displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full-motion video clips. TelVue is currently marketing WEBUS(R) and its other TelVue Products and Services to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels".) Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue directly charges the municipalities a nominal start-up and monthly support fee and, for some clients, a sponsorship program that finds regional and national businesses as sponsors or underwriters for TelVue clients to help defray TelVue charges. In return, the TelVue client places an acknowledgement of the sponsor's support on its town or school's access channel. While TelVue specializes in creating a customized look for the PEG Channels and provides localized and dynamic content, the Princeton Server Product Line provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG Channel. TelVue acquired PSG because it believes the Princeton Server Product Line and WEBUS(R) together will provide a complete technology and support solution to owners and operators of PEG Channels. The PSG acquisition included three pending patents filed with the U.S. Patent Office.

As a complement to the WEBUS(R) service, TelVue has introduced WEB-EM(R), technology enabling local emergency management officials to send emergency messages to residents over cell phones and computers. This four-in-one technology provides simultaneous phone, email, website and television notification. The new capability is available exclusively to residents in towns affiliated with TelVue. During the second quarter of this year, TelVue introduced another new service, PEG.TV. This Internet streaming and video-on-demand service provides operators of PEG Channels the opportunity to stream their channel live on the Internet and/or to place selected video content on an Internet-based "player." This feature, along with other products and services, demonstrates TelVue's initiative to provide comprehensive and industry-leading solutions to its marketplace.

To expand its sales reach, TelVue recently commenced a change in sales strategy to incorporate a third-party reseller network or Value Added Reseller ("VAR") sales distribution method. This method broadens TelVue's sales reach by employing locally-based resellers to create sales opportunities, supported by its sales staff, which should increase sales while reducing and delaying some sales expenses until a sale is consummated. This change in strategy resulted in a restructuring of TelVue's sales department, reducing direct sales staff and management by fifty percent (50%). To date, thirteen (13) VAR's have been contracted and most are in the training and product orientation process.

TelVue's second and legacy business segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events (the "ANI service").

The ANI service permits cable television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's home office in Mount Laurel, New Jersey. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon. As noted below, TelVue expects continued loss of its subscriber base for the ANI service.

As discussed above in Note 1 of the Notes to Consolidated Financial Statements, conditions exist that cast doubt about the Company's ability to continue as a "going concern." In order to fund operations, the Company relies on funds drawn on lines of credit held by the Company with the Company's majority stockholder, H.F. (Gerry) Lenfest. Based on the Company's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain the Company's operations for the next 12 month period. Funding the Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other outside alternatives. As discussed below, the Company is taking certain measures to address its financial and operating condition.

RESULTS OF OPERATIONS:

The following discussion deals with the decreases in operating income for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, and the reasons for the decreases. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its TelVue Products and Services segment and the changes in this segment's revenues and expenses.

The TelVue Products and Services segment had operating losses of $1,300,955 and $2,739,282 for the three and six months ended June 30, 2008, compared to operating losses of $856,389 and $1,526,099 for the three and six months ended June 30, 2007, primarily due to the inclusion of the PSG operation for the full six months in 2008 as opposed to only the period under TelVue ownership (March 12-June 30) in 2007. TelVue Products and Services segment revenue decreased $402,567 and $226,708 for the three and six months ended June 30, 2008, compared to the same period of 2007. These decreases were based on a variety of factors, including: (i) the lack of payments from a client resulting from the delay of such client's merger with another company (which has now been completed) that put a temporary hold on TelVue Products and Services revenue and (ii) the lack of focus by one of TelVue's VAR's on selling TelVue Products and Services. In addition, poor performance by sales personnel, who are no longer employed by TelVue, contributed to lower than expected revenues for the period. As of June 30, 2008, the WEBUS(R) service was provided to 147 towns/schools/retirement communities compared to 116 at June 30, 2007. TelVue is marketing all of TelVue Products and Services nationally.

Cost of revenues for the TelVue Products and Services segment decreased $118,024 for the three months ended June 30, 2008, when compared to the same period of 2007 primarily due to the fulfillment of fewer sales orders. For the six months ended June 30, 2008, cost of revenues increased by $85,911 when compared to the same period of 2007 due to the expenses related to the PSG operating unit, offset by lower expenses related to the fulfillment of fewer sales orders. Selling expenses related to the TelVue Products and Services segment increased $30,808 and $92,838 for the three and six months ended June 30, 2008, when compared to the same period of 2007. These increases were a result of the addition of expenses related to the PSG operating unit, offset by savings in commissions, consulting/outside services and outside advertising related to the TVTN operating unit. TelVue Products and Services general and administrative expenses increased $100,440 and $615,663 for the three and six months ended June 30, 2008 when compared to the same period of 2007. These increases were primarily a result of allocating a larger portion of rent and other operational expenses to the TelVue Products and Services segment from the ANI segment, along with executive search fees paid for newly hired employees, higher legal fees and the addition of the expenses related to the PSG operating unit. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for TelVue Products and Services increase.

The ANI segment had operating income of $106,172 and $220,091 for the three and six months ended June 30, 2008, compared to $98,578 and $239,033 for the three and six months ended June 30, 2007. The increases in operating income were mainly a result of a change in methodology regarding the allocation of expenses whereby a higher percentage of expenses were allocated to the TelVue Products and Services segment. The increases were offset by decreases of $21,933 and $54,331 in service revenue for the three and six month periods ended June 30, 2008, when compared to the same period of 2007. As expected, pay-per-view buy revenue decreased $10,885 and $17,687 for the three and six months ended June 30, 2008, and pay-per view plus revenues decreased by $10,134 and $8,959 for the same periods when compared to 2007. ANI feature revenue showed an increase of $10,028 for the three months ended June 30, 2008 and a decrease of $12,780 for the six month period, when compared to the same periods of 2007. The decrease in ANI feature revenue was mainly due to a reduction in the number of subscribers served during this period when compared to 2007 (as discussed below). The increase recorded in ANI feature revenue for the three months ended June 30, 2008 was the result of a price increase implemented for the ANI services, which was effective May 1, 2008. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed internet access.

As of June 30, 2008, TelVue was serving approximately 4.54 million full-time cable subscribers compared to approximately 4.62 million full-time cable subscribers served as of June 30, 2007. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

ANI cost of revenues decreased $5,308 and $10,414 for the three and six months ended June 30, 2008, when compared to the same period of 2007. These decreases were primarily due to savings in compensation expenses as a result of allocating more of the technical payroll and benefits to the TelVue Products and Services segment, offset by higher trunk line expenses. Selling expenses related to the ANI service decreased $13,222 and $29,664 for the three and six months ended June 30, 2008 when compared to the same period of 2007. These decreases were primarily the result of savings in compensation related to the change in allocation methodology, in addition to lower commission and travel and entertainment expenses. ANI segment general and administrative expenses decreased $42,571 and $60,129 for the three and six months ended June 30, 2008, when compared to the same period of 2007, primarily as a result of the previously mentioned change in allocation methodology.

TelVue had net losses of $1,425,469 and $3,005,090 for the three and six months ended June 30, 2008, compared to net losses of $998,146 and $1,595,793 for the three and six months ended June 30, 2007, primarily due to the inclusion of the PSG operation for the full six-month period in 2008 as opposed to only the period under TelVue ownership (March 12-June 30) in 2007. To assist in mitigating these adverse financial conditions, TelVue has implemented several expense savings measures. TelVue executives accepted a five percent (5%) reduction in compensation effective May 2, 2008. Also, there were four (4) employee layoffs on April 3, 2008 and an additional ten (10) employee layoffs on May 2, 2008. In addition to the previously mentioned poorly performing sales personnel, these layoffs encompassed what were deemed to be duplicative and/or non-essential positions within a number of different departments. Additionally, there was a freeze put on employee salary increases effective May 2, 2008. These measures will be reviewed on an on-going basis and will be adjusted as management deems appropriate based on operating conditions.

At June 30, 2008 and 2007, TelVue recorded valuation allowance increases of $609,000 and $564,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $8,800,000 on a tax-reporting basis as of June 30, 2008 (see Note 5 of TelVue's accompanying financial statements).

TelVue purchased $207,777 of equipment during the six months ended June 30, 2008 compared to $390,672 purchased during the six months ended June 30, 2007. The majority of the equipment purchased during the six months ended June 30, 2008 and 2007 was for software development and equipment related to the TelVue Products and Services segment. Depreciation and amortization expense increased $60,350 and $256,880 for the three and six months ended June 30, 2008, as a result of the capital purchases, in addition to the amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 19% and 15% of total operating expenses for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, TelVue maintained a bad debt reserve in the amount of $5,035, compared to a reserve of $5,700 as of June 30, 2007. The reserve was calculated based on the estimate that 1% of outstanding receivables would not be collected.

TelVue's days for sales in average accounts receivable was 53 days at June 30, 2008, compared to 49 days at June 30, 2007. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its ANI customers. A 2% cash, 1% net 15 days discount is offered for payments related to the TelVue Products and Services business equipment purchases. TelVue had negative cash flow from operating activities of $2,235,340 for the six months ended June 30, 2008. The decrease in cash flow compared to 2007 was primarily due to a reduction in ANI service revenue and an increase in TelVue Products and Services expenses (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Preferred Stock (as defined below) to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

During January 1995, Mr. Lenfest purchased from Science Dynamics Corporation ("Science") TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.

On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005 Note") with Mr. Lenfest. The 2005 Note was secured to provide funding to grow the TVTN Network. Under the terms of the 2005 Note, TelVue could borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The Note was exhausted by the end of 2007. As of June 30, 2008, accrued interest due on the 2005 Note was $589,696.

TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue could request up to $5,000,000 for general working capital. TelVue could request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of June 30, 2008, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the Note. As of June 30, 2008, accrued interest due on the 2006 Note was $885,677.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As a result of exhaustion of the 2006 Note, TelVue began drawing on the 2007 Note. As of June 30, 2008, the Company had borrowed $825,000 under the 2007 Note, with accrued interest due on the Note of $3,170.

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

On March 12, 2007, PSG was acquired by TelVue for $6.1 million and the forgiveness of the PSG Note (described above). TelVue borrowed $6.1 million from Mr. Lenfest under the 2006 Note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets their product to PEG Channels and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

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

TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. During the six months ended June 30, 2008, TelVue had 28,000 full and part-time subscribers cancel service and no new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for the Company. As discussed above, the financing from Mr. Lenfest under the 2005 and 2006 Notes has been exhausted. As a result of this, TelVue secured the 2007 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 and 2006 Notes have helped, and the 2007 Note will help, to fund the growth of TelVue, as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TelVue Products and Services. However, there can be no assurance that its marketing efforts will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TelVue's annual meeting of stockholders was held on June 12, 2008. The following six directors were elected:

                              Vote For     Votes Withheld    Votes Abstained
                            -----------    --------------    ---------------
    1.   H.F. Lenfest       374,602,227       254,615               0
    2.   Joseph Murphy      374,607,227       249,615               0
    3.   Frank Carcione     374,604,227       252,615               0
    4.   Jesse Lerman       374,607,227       249,615               0
    5.   Joy Tartar         374,662,227       194,615               0
    6.   Robert Lawrence    374,667,227       189,615               0

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

3.5 Form of copy of Amendment of Certificate of Incorporation of TelVue, filed September 25, 1995 (incorporated by reference to TelVue's Form 10-QSB for the period ended September 30, 1995, (the September 30, 1995 Form 10-QSB, File No. 000-17170).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2008 Financial Statements included herein).

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

                                       TELVUE CORPORATION

DATED:  08/14/2008                 By: /s/Joseph M. Murphy
                                       -------------------
                                       Joseph M. Murphy
                                       President (Chief Executive Officer)


DATED:  08/14/2008                 By: /s/John Fell
                                       ------------
                                       John Fell
                                       Treasurer (Controller)

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