Form 10-Q
period 2008-09-30
TELVUE CORP
filed 2008-11-14
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [_]        Accelerated filer         [_]
         Non-accelerated filer   [_]        Smaller reporting company [X]
         (Do not check if a smaller
            reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]


Number of shares of registrant's common stock outstanding as of November 5, 2008: 48,461,644 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2008
         (unaudited) and as of December 31, 2007 ...........................   3

         Consolidated Statements of Operations for the three
         months ended September 30, 2008 (unaudited) and
         September 30, 2007 (unaudited) ....................................   4

         Consolidated Statements of Operations for the nine
         months ended September 30, 2008 (unaudited) and
         September 30, 2007 (unaudited) ....................................   5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2008 (unaudited) and
         September 30, 2007 (unaudited) ....................................   6

         Notes to Consolidated Financial Statements (unaudited) ............   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  22

         Item 4T. Controls and Procedures ..................................  22


PART II. OTHER INFORMATION

         Item 6.  Exhibits .................................................  22

SIGNATURES .................................................................  25

EXHIBIT INDEX ..............................................................  25

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        TELVUE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2008             2007
                                                  ------------     ------------
ASSETS                                            (Unaudited)           *

CURRENT ASSETS
  Cash and cash equivalents ..................    $    138,970     $    225,660
  Accounts receivable - trade, net of
   Allowances of $5,837 at September 30,
   2008 and $6,500 at December 31, 2007 ......         576,833          641,683
  Inventory ..................................         455,753          244,994
  Prepaid expenses ...........................          90,168          120,646
                                                  ------------     ------------
     TOTAL CURRENT ASSETS ....................       1,261,724        1,232,983

PROPERTY AND EQUIPMENT .......................       7,687,595        7,364,421
  Less accumulated depreciation ..............       6,195,928        5,763,185
                                                  ------------     ------------
                                                     1,491,667        1,601,236

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $985,332 at September 30, 2008 and
   $507,050 at December 31, 2007 .............       3,563,388        4,041,670

INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL ..       1,921,405        1,921,405

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER .....         397,260          397,260

OTHER ASSETS .................................           8,800            8,800

                                                  ------------     ------------
                                                  $  8,644,244     $  9,203,354
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade ...................    $    264,446     $    705,182
  Accrued expenses ...........................         301,652          236,538
  Deferred service revenue ...................         519,180          416,434
  Other liabilities ..........................           1,729            3,178
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ...............       1,087,007        1,361,332

LINES OF CREDIT - MAJORITY STOCKHOLDER .......      15,200,000       12,200,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ..........         541,000          541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ......       1,727,952          992,278

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
  shares authorized, 48,461,644 and 48,433,074
  shares issued and outstanding at September
  30, 2008 and December 31, 2007, respectively         484,616          484,331
 Additional paid-in capital ..................       4,877,353        4,876,639
 Accumulated deficit .........................     (15,273,684)     (11,252,226)
                                                  ------------     ------------
                                                    (9,911,715)      (5,891,256)
                                                  ------------     ------------
                                                  $  8,644,244     $  9,203,354
                                                  ============     ============

* Derived from audited financial statements.

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      2008             2007
                                                      ----             ----
REVENUES
  ANI services ...............................    $    313,389     $    323,847
  TelVue products and services ...............         636,010          662,902
                                                  ------------     ------------
                                                       949,399          986,749
COST OF REVENUES
  ANI services ...............................          74,248          104,506
  TelVue products and services ...............         296,411          414,102
                                                  ------------     ------------
TOTAL COST OF REVENUES .......................         370,659          518,608
                                                  ------------     ------------
GROSS MARGIN .................................         578,740          468,141

OPERATING EXPENSES
  Selling and marketing ......................         346,940          439,020
  General and administrative .................         690,393          614,799
  Depreciation and amortization ..............         308,135          277,020
                                                  ------------     ------------
                                                     1,345,468        1,330,839
                                                  ------------     ------------
OPERATING LOSS ...............................        (766,728)        (862,698)

OTHER INCOME (EXPENSE)
  Interest income ............................            (232)           7,753
  Interest expense ...........................        (249,408)        (267,805)
  Gain on sale of marketable securities ......               -           10,045
                                                  ------------     ------------
TOTAL OTHER INCOME (EXPENSE) .................        (249,640)        (250,007)
                                                  ------------     ------------
NET LOSS .....................................    $ (1,016,368)    $ (1,112,705)
                                                  ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ..    $       (.02)    $       (.02)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED .........................      48,461,644       48,409,885
                                                  ============     ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      2008             2007
                                                      ----             ----
REVENUES
  ANI services ...............................    $    954,509     $  1,019,298
  TelVue products and services ...............       1,591,485        1,845,085
                                                  ------------     ------------
                                                     2,545,994        2,864,383
COST OF REVENUES
  ANI services ...............................         285,514          326,186
  TelVue products and services ...............       1,024,742        1,056,522
                                                  ------------     ------------
TOTAL COST OF REVENUES .......................       1,310,256        1,382,708
                                                  ------------     ------------
GROSS MARGIN .................................       1,235,738        1,481,675

OPERATING EXPENSES
  Selling and marketing ......................       1,275,824        1,304,730
  General and administrative .................       2,334,808        1,703,680
  Depreciation and amortization ..............         911,025          623,029
                                                  ------------     ------------
                                                     4,521,657        3,631,439
                                                  ------------     ------------
OPERATING LOSS ...............................      (3,285,919)      (2,149,764)

OTHER INCOME (EXPENSE)
  Interest income ............................             135           38,469
  Interest expense ...........................        (735,674)        (607,248)
  Gain on sale of marketable securities ......               -           10,045
                                                  ------------     ------------
TOTAL OTHER INCOME (EXPENSE) .................        (735,539)        (558,734)
                                                  ------------     ------------
NET LOSS .....................................    $ (4,021,458)    $ (2,708,498)
                                                  ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ..    $       (.08)    $       (.06)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC AND DILUTED ..........................      48,444,231       48,375,052
                                                  ============     ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2008            2007
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ......................................    $(4,021,458)    $(2,708,498)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization ...............        911,025         623,029
   Gain on sale of marketable securities .......              -         (10,045)
 Changes in assets and liabilities:
   Accounts receivable - trade .................         64,850          51,776
   Inventory ...................................       (210,759)       (276,675)
   Prepaid expenses ............................         30,478         (35,546)
   Accounts payable - trade ....................       (440,736)         22,633
   Accrued expenses ............................         63,665        (190,056)
   Deferred service revenue ....................        102,746          38,248
   Accrued interest - majority stockholder .....        735,674         607,248
                                                    -----------     -----------
    NET CASH (USED IN) OPERATING ACTIVITIES ....     (2,764,515)     (1,877,886)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..........       (323,174)       (649,181)
  Acquisition of business ......................              -        (213,720)
                                                    -----------     -----------
    NET CASH (USED IN) INVESTING ACTIVITIES ....       (323,174)       (862,901)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder ...............................      3,000,000       2,600,000
  Proceeds from sale of marketable securities ..              -          10,045
  Issuance of common stock .....................            999           2,250
                                                    -----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..      3,000,999       2,612,295
                                                    -----------     -----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS ..................................        (86,690)       (128,492)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ..........................        225,660         191,157
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......    $   138,970     $    62,665
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

                        TELVUE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.

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

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in TelVue's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

2. ACQUISITION
   -----------

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG, in addition to the cancellation of a warrant that was issued in conjunction with the loan. The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with the Company's majority stockholder, Mr. Lenfest. The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the TelVue Products and Services operating segment.

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

The following unaudited pro forma information for the nine months ended September 30, 2008 and 2007, is presented as if the acquisition of PSG occurred on January 1, 2007. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2007.

                                                    2008           2007
                                                -----------    -----------
         Revenues ...........................   $ 2,545,994    $ 3,154,928
         Net loss ...........................   $(4,021,458)   $(3,248,063)
         Basic and diluted net loss per share   $      (.08)   $      (.07)

3. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

SUPPLEMENTAL SCHEDULE RELATING TO ACQUISITION
----------------------------------------------

         Accounts receivable ..........................    $   105,634
         Inventory ....................................        104,393
         Property and equipment .......................        129,707
         Definite-lived intangible assets .............      4,548,720
         Goodwill .....................................      1,894,851
         Other indefinite-lived intangible assets .....        397,260
         Accounts payable and accrued expenses ........       (279,533)
         Deferred service revenue .....................       (186,983)
         Note payable .................................       (400,329)
         Amount financed ..............................     (6,100,000)

         CASH PAID FOR ACQUISITION ....................    $   213,720

No income taxes or interest were paid during either the nine months ended September 30, 2008 or 2007.

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the nine months ended September 30, 2008 and 2007, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit from continuing operations for the nine months ended September 30, 2008 and 2007 consisted of the following components:

                                                2008           2007
                                            -----------    -----------
         Current
          Federal .......................   $         -    $         -
          State .........................             -              -
                                            -----------    -----------
                                                      -              -
         Deferred
          Federal .......................     1,339,000      1,231,000
          State .........................       362,000        336,000
                                            -----------    -----------
                                              1,701,000      1,567,000
         Valuation allowance increase ...    (1,701,000)    (1,567,000)
                                            -----------    -----------
                                                      -              -
                                            -----------    -----------
                                            $         -    $         -
                                            ===========    ===========

TelVue recorded valuation allowance increases of $1,701,000 and $1,567,000 for the nine months ended September 30, 2008 and 2007, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $11,000,000 on a tax-reporting basis as of September 30, 2008. The carry forward will begin to expire in 2010, if not utilized.

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TelVue Virtual Television Network ("TVTN"). Under the terms of the 2005 Note, the Company could borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).

The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The Line of Credit is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The Note was exhausted by the end of 2007. As of September 30, 2008, accrued interest due on the 2005 Note was $656,417.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note with Mr. Lenfest, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of September 30, 2008, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the Note. As of September 30, 2008, accrued interest due on the 2006 Note was $1,051,137.

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

On March 12, 2007, PSG was acquired by TelVue for $6,100,000, the forgiveness of the PSG Note and cancellation of the warrant (described above). TelVue borrowed the $6,100,000 from Mr. Lenfest under the 2006 Note to fund the acquisition. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets its product to local Cable TV Public, Education and Government Local Access Channels ("PEG Channels") and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As a result of the exhaustion of the 2006 Note, TelVue began drawing on the 2007 Note. As of September 30, 2008, the Company had borrowed $1,400,000 under the 2007 Note, with accrued interest due on the 2007 Note of $20,398.

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other segment, TelVue Products and Services, is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TelVue Products and Services segment includes PSG, which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formants.

Summarized financial information by reporting segment as of and for each of the nine months ended September 30, 2008 and 2007, is as follows:

                                                   TelVue Products
Nine months ended September 30, 2008       ANI       and Services      Total
------------------------------------   -----------   ------------   -----------
Revenues ...........................   $   954,509   $ 1,591,485    $ 2,545,994
Operating income/(loss) ............       376,693    (3,662,612)    (3,285,919)
Interest expense ...................       120,094       615,580        735,674
Net income/(loss) ..................       257,016    (4,278,474)    (4,021,458)
Capital expenditures ...............             -       323,174        323,174

                                                    TelVue Products
Nine months ended September 30, 2007       ANI       and Services      Total
------------------------------------   -----------   ------------   -----------
Revenues ...........................   $ 1,019,298   $ 1,845,085    $ 2,864,383
Operating income/(loss) ............       367,313    (2,517,076)    (2,149,763)
Interest expense ...................             -       607,248        607,248
Net income/(loss) ..................       411,906    (3,120,404)    (2,708,498)
Capital expenditures ...............             -       649,181        649,181

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

OVERVIEW OF COMPANY:

TelVue Corporation ("TelVue" or the "Company") operates two business segments. The first segment, TelVue Products and Services, includes services such as WEBUS(R) and equipment such as TelVue's Princeton Server Product Line. WEBUS(R) is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. Princeton Server Product Line includes high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.

During the second quarter of this year, the Company embarked upon a new branding and sales re-organization plan. The new branding consolidates certain of the Company's products and services under one name - TelVue Products and Services. The services formerly referred to as TelVue Virtual Television Networks ("TVTN") are now referred to as follows:

         WEBUS(R)      Automated graphics/message display on TV Channel
         WEB-EM(R)     Automated messaging on TV, web, cell and email
         WEBLINX(TM)   Automated graphics/message display on websites
         PEG.TV        Internet Streaming and Video on Demand Service

The products formerly referred to as Princeton Server Group ("PSG") are now known as the Princeton Server Product Line. These products offer high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The Princeton Server Product Line includes, but is not limited to:

         Princeton Server B100
         Princeton Server B3400

This branding and re-organization effort, backed with a new Company logo, marketing materials and exhibit materials, was released on July 9, 2008 at a major industry conference. Additionally, TelVue's website was redesigned and updated to reflect the new branding. The new website was completed on November 5, 2008. This effort provides focus on TelVue's primary business, energizes its staff, and better educates the market regarding the many products and services provided by the combined companies.

In 2003, TelVue developed the WEBUS(R) service. WEBUS(R) is a system for displaying a fully-automated, TV station-like display on a cable system access channel using computer-based digital technology. WEBUS(R) displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full-motion video clips. TelVue is currently marketing WEBUS(R) and its other TelVue Products and Services to municipal governments and school districts as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels".) Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue directly charges the municipalities a nominal start-up and monthly support fee and, for some clients, a sponsorship program that finds regional and national businesses as sponsors or underwriters for TelVue clients to help defray TelVue charges. In return, the TelVue client places an acknowledgement of the sponsor's support on its town or school's access channel. While TelVue specializes in creating a customized look for the PEG Channels and provides localized and dynamic content, the Princeton Server Product Line provides digital server technology to store, schedule, archive and playback video during the video content time allocated on the PEG Channels. TelVue acquired PSG because it believes the Princeton Server Product Line and WEBUS(R) together will provide a complete technology and support solution to owners and operators of PEG Channels. The PSG acquisition included three pending patents filed with the U.S. Patent Office.

As a complement to the WEBUS(R) service, TelVue has introduced WEB-EM(R) technology enabling local emergency management officials to send emergency messages to residents over cell phones and computers. This four-in-one technology provides simultaneous phone, email, website and television notification. The new capability is available exclusively to residents in towns affiliated with TelVue. WEBLINX(TM) is a plug-in application that transmits a town's television broadcast messages directly to the town's website. If residents do not have cable TV access, they can easily view messages via the internet. During the second quarter of this year, TelVue introduced another new service, PEG.TV. This Internet streaming and video-on-demand service provides operators of PEG Channels the opportunity to stream their channel live on the Internet and/or to place selected video content on an Internet-based "player." This feature, along with other products and services, demonstrates TelVue's initiative to provide comprehensive and industry-leading solutions to its marketplace.

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

The ANI service permits cable television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through the equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's home office in Mount Laurel, New Jersey. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon. As noted below, TelVue expects continued loss of its subscriber base for the ANI service.

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

RESULTS OF OPERATIONS:

The following discussion deals with the decreases in operating income for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, and the reasons for the decreases. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its TelVue Products and Services segment and the changes in this segment's revenues and expenses.

The TelVue Products and Services segment had operating losses of $923,330 and $3,662,612 for the three and nine months ended September 30, 2008, compared to operating losses of $990,977 and $2,517,076 for the three and nine months ended September 30, 2007, primarily due to the inclusion of the PSG operation for the full nine months in 2008 as opposed to only the six and a half month period (March 12-September 30) in 2007 when PSG was owned by TelVue. TelVue Products and Services segment revenue decreased $26,892 and $253,600 for the three and nine months ended September 30, 2008, compared to the same period of 2007. These decreases were based on a variety of factors, including: (i) the lack of payments from a client resulting from the delay of such client's merger with another company (which has now been completed) that put a temporary hold on TelVue Products and Services revenue and (ii) the lack of focus by one of TelVue's VAR's on selling TelVue Products and Services. In addition, poor performance by sales personnel, who are no longer employed by TelVue, contributed to lower than expected revenues for the period. As of September 30, 2008, the WEBUS(R) service was provided to 159 towns/schools/retirement communities compared to 148 at September 30, 2007. TelVue is marketing all of TelVue Products and Services nationally.

Cost of revenues for the TelVue Products and Services segment decreased $117,691 for the three months ended September 30, 2008, when compared to the same period of 2007 primarily due to the fulfillment of fewer sales orders, in addition to savings in compensation. For the nine months ended September 30, 2008, cost of revenues decreased by $31,780 when compared to the same period of 2007 due lower expenses related to the fulfillment of fewer sales orders, offset by the expenses related to the PSG operating unit. Selling expenses related to the TelVue Products and Services segment decreased $76,149 for the three months ended September 30, 2008 when compared to the same period of 2007, primarily due to savings in consulting/outside services and advertising expenses. For the nine months ended September 30, 2008, selling expenses increased $16,689 when compared to the same period of 2007. These increases were a result of the addition of expenses related to the PSG operating unit, offset by savings in commissions, consulting/outside services and outside advertising related to the TVTN operating unit. TelVue Products and Services general and administrative expenses increased $93,792 and $709,455 for the three and nine months ended September 30, 2008 when compared to the same period of 2007. These increases were primarily a result of allocating a larger portion of rent and other operational expenses to the TelVue Products and Services segment from the ANI segment, along with executive search fees paid for newly hired employees, higher legal fees and the addition of the expenses related to the PSG operating unit. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for TelVue Products and Services increase.

The ANI segment had operating income of $153,632 and $376,693 for the three and nine months ended September 30, 2008, compared to $128,280 and $367,313 for the three and nine months ended September 30, 2007. The decreases in operating income were mainly a result of decreases of $10,458 and $64,789 in service revenue for the three and nine month periods ended September 30, 2008, when compared to the same period of 2007. As expected, pay-per-view buy revenue decreased $6,863 and $24,550 for the three and nine months ended September 30, 2008, and pay-per view plus revenues decreased by $5,863 and $14,822 for the same periods when compared to 2007. ANI feature revenue showed decreases of $3,451 and $16,231 for the three and nine months ended September 30, 2008, when compared to the same periods of 2007. The decrease in ANI feature revenue was mainly due to a reduction in the number of subscribers served during this period when compared to 2007 (as discussed below). The decreases recorded in ANI feature revenue for the three and nine months ended September 30, 2008 were offset by a price increase implemented for the ANI services, which became effective May 1, 2008. These variances were offset by favorable expense variances due to a change in methodology regarding the allocation of expenses whereby a higher percentage of expenses were allocated to the TelVue Products and Services segment. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed internet access.

As of September 30, 2008, TelVue was serving approximately 4.21 million full-time cable subscribers compared to approximately 4.62 million full-time cable subscribers served as of September 30, 2007. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service, which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

ANI cost of revenues decreased $30,258 and $40,672 for the three and nine months ended September 30, 2008, when compared to the same period of 2007. These decreases were primarily due to savings in compensation expenses as a result of allocating more of the technical payroll and benefits to the TelVue Products and Services segment, offset by higher trunk and data line expenses. Selling expenses related to the ANI service decreased $15,931 and $45,595 for the three and nine months ended September 30, 2008 when compared to the same period of 2007. These decreases were primarily the result of savings in compensation related to the change in allocation methodology, in addition to lower commission and travel and entertainment expenses. ANI segment general and administrative expenses decreased $18,197 and $78,326 for the three and nine months ended September 30, 2008, when compared to the same period of 2007, primarily as a result of the previously mentioned change in allocation methodology.

TelVue had net losses of $1,016,368 and $4,021,458 for the three and nine months ended September 30, 2008, compared to net losses of $1,112,705 and $2,708,498 for the three and nine months ended September 30, 2007, primarily due to the inclusion of the PSG operation for the full nine-month period in 2008 as opposed to only the six and a half month period (March 12-September 30) in 2007 when PSG was owned by TelVue. To assist in mitigating these adverse financial conditions, TelVue has implemented several expense savings measures. TelVue executives accepted a five percent (5%) reduction in compensation effective May 2, 2008. Also, there were four (4) employee layoffs on April 3, 2008, and an additional ten (10) employee layoffs on May 2, 2008. In addition to the previously mentioned poorly performing sales personnel, these layoffs encompassed what were deemed to be duplicative and/or non-essential positions within a number of different departments. Additionally, there was a freeze put on employee salary increases effective May 2, 2008. These measures will be reviewed on an on-going basis and will be adjusted as management deems appropriate based on operating conditions.

For the nine months ended September 30, 2008 and 2007, TelVue recorded valuation allowance increases of $1,701,000 and $1,567,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $11,000,000 on a tax-reporting basis as of September 30, 2008(see Note 5 of TelVue's accompanying financial statements).

TelVue purchased $323,174 of equipment during the nine months ended September 30, 2008 compared to $649,181 purchased during the nine months ended September 30, 2007. The majority of the equipment purchased during the nine months ended September 30, 2008 and 2007 was for software development and equipment related to the TelVue Products and Services segment. Depreciation and amortization expense increased $31,115 and $287,996 for the three and nine months ended September 30, 2008, when compared to the same periods of 2007, primarily due to the amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 20% and 17% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, TelVue maintained a bad debt reserve in the amount of $5,837, compared to a reserve of $6,110 as of September 30, 2007. The reserve was calculated based on the estimate that 1% of outstanding receivables would not be collected.

TelVue's days for sales in average accounts receivable was 53 days at September 30, 2008, compared to 40 days at September 30, 2007. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its ANI customers. A 2% cash, 1% net 15 days discount is offered for payments related to the TelVue Products and Services business equipment purchases. TelVue had negative cash flow from operating activities of $2,764,515 and $1,877,886 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash flow compared to 2007 was primarily due to a reduction in ANI service revenue and an increase in TelVue Products and Services expenses (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Preferred Stock (as defined below) to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

In January 1995, Mr. Lenfest purchased from Science Dynamics Corporation ("Science") TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TVTN Network. Under the terms of the 2005 Note, TelVue could borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The Note was exhausted by the end of 2007. As of September 30, 2008, accrued interest due on the 2005 Note was $656,417.

TelVue entered into an additional Line of Credit Note with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, TelVue could request up to $5,000,000 for general working capital. TelVue could request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of September 30, 2008, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the Note. As of September 30, 2008, accrued interest due on the 2006 Note was $1,051,137.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As a result of exhaustion of the 2006 Note, TelVue began drawing on the 2007 Note. As of September 30, 2008, the Company had borrowed $1,400,000 under the 2007 Note, with accrued interest due on the Note of $20,398.

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

TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. During the nine months ended September 30, 2008, TelVue had 357,000 full and part-time subscribers cancel service and 4,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures for the Company. As discussed above, the financing from Mr. Lenfest under the 2005 and 2006 Notes has been exhausted. As a result of this, TelVue secured the 2007 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005, 2006 and 2007 Notes have helped to fund the growth of TelVue, as well as fund the ANI service in the event it becomes cash flow negative. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TelVue Products and Services. However, there can be no assurance that its marketing efforts will be successful.

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

(b) Changes in Internal Controls. During the quarterly period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TelVue's internal control over financial reporting.

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

10.11 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

10.12 Summary of Executive Compensation, as amended (incorporated by reference to the June 30, 2008 Form 10-Q, File No. 000-17170).

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

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2008 Financial Statements included herein).

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

                                       TELVUE CORPORATION


DATED:   11/14/2008                By: /s/Joseph M. Murphy
                                       -------------------
                                       Joseph M. Murphy
                                       President (Chief Executive Officer)


DATED:   11/14/2008                By: /s/John Fell
                                       ------------
                                       John Fell
                                       Treasurer (Controller)


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