Form 10KSB/A
period 2007-12-31
TELVUE CORP
filed 2008-11-20
CIK 839443

FORM 10-KSB/A

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes _X_    No ___

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act. Yes ___ No _X_

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation-SB is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The Issuer's revenue for the fiscal year ended December 31, 2007 was $4,038,639.

The Aggregate Market Value of voting and non-voting common equity held by non-affiliates of the Issuer as of March 13, 2008, based on a per share average bid and asked price of $.06 was $582,346.

Number of shares of Issuer's common stock outstanding as of March 13, 2008:
48,433,074 shares.

Transitional Small Business Disclosure Format:  Yes ___  No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2007, are incorporated by reference into
Part III of this Form 10-KSB.

                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed by TelVue Corporation to amend the Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 29, 2008 ("Form 10-KSB"), to correct a technical error in the "Liquidity and Capital Resources" section of Item 6. "Management's Discussion and Analysis or Plan of Operation" by completing the sentence at the end of paragraph 6 and an inadvertent mistake on the "Report of Independent Registered Public Accounting Firm" by including a signature and the location from which the report was issued. For ease of reference, the Form 10-KSB is being re-filed in its entirety with this Form 10-KSB/A.

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

      (c) Management's Report on Internal Control Over Financial Reporting.

      TelVue's management is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our annual report on Form 10-KSB. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this annual report on Form 10-KSB is consistent with that in the financial statements.

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

                        Consolidated Financial Statements

                     Years Ended December 31, 2007 and 2006

Table of Contents
                                                                Page No.

Report of Independent Registered Public Accounting Firm          F - 2

Consolidated Financial Statements

     Consolidated Balance Sheets                                 F - 3

     Consolidated Statements of Operations                       F - 4

     Consolidated Statements of Stockholders' Deficit            F - 5

     Consolidated Statements of Cash Flows                       F - 6

     Notes to Consolidated Financial Statements                  F - 7

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


/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 28, 2008

TelVue Corporation and Subsidiary
Consolidated Balance Sheets
December 31, 2007 and 2006

ASSETS                                                 2007            2006
                                                       ----            ----
CURRENT ASSETS
  Cash and cash equivalents ....................   $    225,660    $    191,157
  Accounts receivable - trade, net of
   allowance for doubtful accounts of
   $6,500 in 2007 and $3,000 in 2006 ...........        641,683         392,134
  Inventory ....................................        244,994               -
  Prepaid expenses .............................        120,646          62,328
                                                   ------------    ------------

            TOTAL CURRENT ASSETS ...............      1,232,983         645,619

NOTE RECEIVABLE ................................              -         400,329


PROPERTY AND EQUIPMENT .........................      7,364,421       6,240,135
  Less accumulated depreciation ................      5,763,185       5,342,637
                                                   ------------    ------------
                                                      1,601,236         897,498

DEFINITE-LIVED INTANGIBLE ASSETS
  Net of accumulated amortization
   of $507,050 .................................      4,041,670               -

INDEFINITE-LIVED INTANGIBLE ASSETS-GOODWILL ....      1,921,405               -

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER .......        397,260               -

OTHER ASSETS ...................................          8,800           8,800
                                                   ------------    ------------
                                                   $  9,203,354    $  1,952,246
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable .............................   $    705,182    $    105,109
  Accrued expenses .............................        236,538         373,161
  Deferred service revenue .....................        416,434         153,041
  Other liabilities ............................          3,178           1,407
                                                   ------------    ------------
            TOTAL CURRENT LIABILITIES ..........      1,361,332         632,718

LINES OF CREDIT - MAJORITY STOCKHOLDER .........     12,200,000       2,600,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ............        541,000         541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ........        992,278         111,735

REDEEMABLE CONVERTIBLE PREFERRED STOCK
 $1 par value, 6,900,000 shares authorized,
  no shares outstanding ........................              -               -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
   shares authorized, 48,433,074 and
   48,356,407 shares issued and outstanding
   at December 31, 2007 and 2006,
   respectively ................................        484,331         483,564
  Additional paid-in capital ...................      4,876,639       4,874,656
  Accumulated deficit ..........................    (11,252,226)     (7,291,427)
                                                   ------------    ------------
                                                     (5,891,256)     (1,933,207)
                                                   ------------    ------------
                                                   $  9,203,354    $  1,952,246
                                                   ============    ============
See accompanying notes

TelVue Corporation and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

                                                     2007              2006
                                                     ----              ----
REVENUES
  ANI services .............................     $  1,364,543      $  1,571,715
  TVTN/PSG service .........................        2,674,096           517,682
                                                 ------------      ------------
                                                    4,038,639         2,089,397
COST OF REVENUES
  ANI services .............................          459,492           480,676
  TVTN/PSG services ........................        1,595,651           559,548
                                                 ------------      ------------
                                                    2,055,143         1,040,224

           GROSS PROFIT ....................        1,983,496         1,049,173

OPERATING EXPENSES
  Selling and marketing ....................        1,700,830         1,468,776
  General and administrative ...............        2,482,082         1,096,941
  Depreciation and amortization ............          929,600           232,765
                                                 ------------      ------------
                                                    5,112,512         2,798,482
                                                 ------------      ------------

           OPERATING LOSS ..................       (3,129,016)       (1,749,309)

OTHER INCOME (EXPENSE)
  Interest expense - related party .........         (880,543)         (110,025)
  Interest income ..........................           38,715            17,819
  Gain on sale of equipment ................                -             7,000
  Gain on sale of marketable securities ....           10,045                 -
                                                 ------------      ------------
                                                     (831,783)          (85,206)
                                                 ------------      ------------
           LOSS BEFORE INCOME TAXES ........       (3,960,799)       (1,834,515)

INCOME TAX EXPENSE .........................                -                 -
                                                 ------------      ------------
           NET LOSS ........................     $ (3,960,799)     $ (1,834,515)
                                                 ============      ============

BASIC NET LOSS PER COMMON SHARE ............     $      (0.08)     $      (0.04)
                                                 ============      ============

DILUTED NET LOSS PER COMMON SHARE: .........     $      (0.08)     $      (0.04)
                                                 ============      ============
           WEIGHTED AVERAGE NUMBER
            OF SHARES OUTSTANDING ..........       48,387,348        48,348,133
                                                 ============      ============
See accompanying notes

TelVue Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2007 and 2006

                                        Additional                     Total
                               Common    Paid-In    Accumulated    Stockholders'
                               Stock     Capital      Deficit         Deficit
                              --------  ----------  ------------   -------------

BALANCE, JANUARY 1, 2006 ...  $483,364  $4,873,856  $ (5,456,912)  $    (99,692)

Issuance of 20,000 shares
 of common stock ...........       200         800             -          1,000
Net loss ...................         -           -    (1,834,515)    (1,834,515)
                              --------  ----------  ------------   ------------

BALANCE, DECEMBER 31, 2006 .   483,564   4,874,656    (7,291,427)    (1,933,207)

Issuance of 76,667 shares
 of common stock ...........       767       1,983             -          2,750
Net loss ...................         -           -    (3,960,799)    (3,960,799)
                              --------  ----------  ------------   ------------
BALANCE, DECEMBER 31, 2007 .  $484,331  $4,876,639  $(11,252,226)  $ (5,891,256)
                              ========  ==========  ============   ============
See accompanying notes

TelVue Corporation and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES                     2007           2006
                                                         ----           ----

  Net loss .......................................   $(3,960,799)   $(1,834,515)
  Adjustments to reconcile net loss
    to net cash (used in) operating
    activities:
    Depreciation and amortization ................       929,600        232,765
    (Gain) on sale of equipment ..................             -         (7,000)
    (Gain) on sale of marketable securities ......       (10,045)             -
    Accrued interest on note receivable ..........             -           (329)
  Changes in operating assets and liabilities:
    Accounts receivable - trade ..................      (143,915)       (88,779)
    Other receivable .............................             -         10,900
    Inventory ....................................      (140,601)             -
    Prepaid expenses .............................       (58,318)       (21,695)
    Accounts payable .............................       320,540        (25,607)
    Accrued expenses .............................      (136,623)       163,161
    Deferred service revenue .....................        76,410         23,557
    Other liabilities ............................         1,771         (1,103)
    Accrued interest -
      majority stockholder .......................       880,543        110,025
                                                     -----------    -----------
           NET CASH (USED IN)
           OPERATING ACTIVITIES ..................    (2,241,437)    (1,438,620)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisition ......................      (240,274)             -
  Proceeds from sale of equipment ................             -          7,000
  Proceeds from sale of marketable securities ....        10,045              -
  Purchases of property and equipment ............      (996,581)      (552,687)
                                                     -----------    -----------
           NET CASH (USED IN)
           INVESTING ACTIVITIES ..................    (1,226,810)      (545,687)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit -
    majority stockholder .........................     3,500,000      2,000,000
  Issuance of common stock .......................         2,750          1,000
                                                     -----------    -----------
           NET CASH PROVIDED BY
           FINANCING ACTIVITIES ..................     3,502,750      2,001,000
                                                     -----------    -----------
           NET INCREASE IN CASH
           AND CASH EQUIVALENTS ..................        34,503         16,693

           CASH AND CASH EQUIVALENTS
           AT BEGINNING OF YEAR ..................       191,157        174,464
                                                     -----------    -----------
           CASH AND CASH EQUIVALENTS
           AT END OF YEAR ........................   $   225,660    $   191,157
                                                     ===========    ===========
See accompanying notes

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

During 2007, one customer accounted for 10% of revenues and accounted for 8% of receivables at December 31, 2007. During 2006, two customers accounted for 46% of revenues and accounted for 36% of receivables at December 31, 2006.

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

Shared-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," and related interpretations, to account for share-based compensation. SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and revises guidance in SFAS 123, Accounting for Stock-Based Compensation". The Company has adopted SFAS 123R using the modified prospective method. SFAS 123R requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for stock options in accordance with APB No. 25. Accordingly, compensation was recognized only if the exercise price was less than the quoted market price of the stock on the grant date.

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

                                                     2007             2006
                                                     ----             ----
  Revenues .................................     $ 4,329,184      $ 3,923,773
  Net loss .................................     $(4,497,861)     $(4,060,290)
  Basic and diluted net loss per share .....     $     (0.09)     $     (0.08)

Note 3 - Supplemental Disclosures of Cash Flow Information

Supplemental Schedule Relating to Acquisition

  Accounts receivable ....................   $   105,634
  Inventory ..............................       104,393
  Property and equipment .................       129,707
  Definite-live intangible assets ........     4,548,720
  Goodwill ...............................     1,921,405
  Other indefinite-lived intangible assets       397,260
  Accounts payable and accrued expenses ..      (279,533)
  Deferred service revenue ...............      (186,983)
  Note payable ...........................      (400,329)
  Amount financed ........................    (6,100,000)
                                             -----------
CASH PAID FOR ACQUISITION ................   $   240,274
                                             ===========

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

Note 5 - Property and Equipment

A schedule of property and equipment at December 31, 2007 and 2006, is as follows:
                                                                    Estimated
                                                                  Useful Lives
                                         2007           2006        in Years
                                         ----           ----      ------------
  Operating equipment ............    $6,739,755    $5,893,857        3-5
  Office furniture and equipment .       462,970       300,189        3-5
  Leasehold improvements .........        46,089        46,089         5
  Software .......................       115,607          -            3
                                      ----------    ----------
                                      $7,364,421    $6,240,135
                                      ==========    ==========

Note 6 - Intangible Assets

A schedule of definite-lived intangible assets and accumulated amortization as of December 31, 2007 is as follows:

                                                                      Weighted
                                                                      Average
                                        Accumulated                 Amortization
                             Amount     Amortization       Net         Period
                           ----------   ------------   ----------   ------------
Software ...............   $3,600,000    $  407,143    $3,192,857      7 years
Patents ................      788,220        41,600       746,620     15 years
Customer list ..........       74,900        39,531        35,369     18 months
Customer contract ......       57,800        11,440        46,360      4 years
Maintenance contracts ..       27,800         7,336        20,464      3 years
                           ----------    ----------    ----------
                           $4,548,720    $  507,050    $4,041,670
                           ==========    ==========    ==========

Amortization expense from definite-lived assets for the year ended December 31, 2007 was $507,050. The following table presents the Company's estimate of amortization expense for each of the five succeeding years for definite-lived intangible assets:

                 Year Ending December 31,
                          2008 .................  $  625,920
                          2009 .................     590,550
                          2010 .................     583,215
                          2011 .................     569,844
                          2012 .................     566,834
                       Thereafter ..............   1,105,307
                                                  ----------
                                                  $4,041,670
                                                  ==========

A schedule of indefinite-lived intangible assets as of December 31, 2007 is as follows:

                 Goodwill ......................  $1,921,405
                 Trademarks ....................     397,260
                                                  ----------
                                                  $2,318,665
                                                  ==========

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

Note 9 - Lease Commitments

The Company leases office facilities and trunk lines and data circuits. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2007:

                 Year Ending December 31,
                          2008 .................  $  141,989
                          2009 .................      51,850
                                                  ----------
                                                  $  193,839
                                                  ==========

Rental expense under the operating lease for office facilities amounted to$176,442 and $144,100 for the years ended December 31, 2007 and 2006, respectively.

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

                                                      2007        2006
                                                      ----        ----
  Expected life in years .......................      10.0        3.02
  Risk-free interest rate ......................      4.49%      4.73%
  Volatility ...................................      3.05%     40.96%
  Expected dividend yield ......................        -          -

A summary of all option activity follows:
                                                     Options Outstanding
                                                     -------------------
                                                             Weighted Average
                                                 Options      Exercise Price
                                                 -------     ----------------
  Balance, December 31, 2005 ................   2,066,667        $ .045
  Granted and assumed .......................     420,000          .047
  Forfeited .................................     (70,000)         .051
                                                ---------
  Balance, December 31, 2006 ................   2,416,667        $ .045
  Granted and assumed .......................   2,610,000          .154
  Exercised .................................     (66,667)         .026
  Forfeited .................................    (633,333)         .081
                                                ---------
  Balance, December 31, 2007                    4,326,667        $ .089
                                                =========

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2007:
                                                 Weighted
                                                 Average
                                                Remaining
                    Exercise      Options      Contractual        Options
                      Price     Outstanding    Life (Years)     Exercisable
                    --------    -----------    ------------     -----------
                    $ .025         640,000         1.5             640,000
                    $ .030         360,000         1.5             306,666
                    $ .040         200,000         1.5             153,333
                    $ .045          20,000         1.5              20,000
                    $ .050         100,000         1.5                -
                    $ .070         696,667         1.5             696,667
                    $ .090         150,000         1.5             100,000
                    $ .130       2,160,000         1.5                -
                                 ---------                       ---------
Total                            4,326,667                       1,916,666
                                 =========                       =========
Weighted Average
Exercise Price                     $  .089                         $  .047
                                    ======                          ======

Note 12 - Corporate Income Taxes

The provisions for income tax expense (benefit) consist of the following components:

  Current                                2007               2006
                                         ----               ----
    Federal ....................      $         -       $         -
    State ......................                -                 -
                                      -----------       -----------
                                                -                 -
  Deferred

    Federal ....................       (1,318,913)         (616,281)
    State ......................         (358,789)         (155,976)
                                      -----------       -----------
                                       (1,677,702)         (772,257)
    Valuation allowance increase        1,677,702           772,257
                                      -----------       -----------
                                                -                 -
                                      -----------       -----------
                                      $         -       $         -
                                      ===========       ===========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                             Federal                    State
                                        2007          2006         2007        2006
                                    -----------   -----------   ---------   ---------
  Deferred Tax Assets:
    Net operating loss
     carryforward ................  $ 2,532,612   $ 1,511,474   $ 614,066   $ 341,895
    Accrued interest - stockholder      307,011        34,571      89,305      10,056
    Deferred revenue .............      128,845        47,351      37,479      13,774
    Allowance for bad debts ......        2,014           889         586         259
                                    -----------   -----------   ---------   ---------
Gross Deferred Tax Asset .........    2,970,482     1,594,285     741,436     365,984

  Deferred Tax Liabilities:

    Property and equipment,
     principally due to
     differences in depreciation .      (67,416)      (39,856)    (19,610)    (11,594)
    Goodwill amortization ........      (29,724)            -      (8,647)          -
                                    -----------   -----------   ---------   ---------
  Net Deferred Tax Asset Before
    Valuation Allowance ..........    2,873,342     1,554,429     713,179     354,390
    Valuation allowance ..........   (2,873,342)   (1,554,429)   (713,179)   (354,390)
                                    -----------   -----------   ---------   ---------
Net Deferred Tax Asset ...........   $        -    $        -   $       -    $      -
                                    ===========   ===========   =========   =========

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

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                  2007          2006
                                                  ----          ----
   Federal income tax at statutory rates ..   $(1,346,672)   $(623,735)
   State income tax, net of federal benefit      (356,472)    (165,106)
   Valuation allowance ....................     1,677,702      772,257
   Other ..................................        25,442       16,584
                                              -----------    ---------
                                              $         -    $       -
                                              ===========    =========

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

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2007 and 2006, is as follows:

                                      ANI         TVTN/PSG
 Year Ended December 31, 2007      Services       Services           Total
 ----------------------------     ----------     -----------      -----------

Revenues ....................     $1,364,543     $ 2,674,096      $ 4,038,639
Depreciation and amortization         36,977         892,623          929,600
Operating income (loss) .....        478,790      (3,607,806)      (3,129,016)
Assets ......................        348,671       8,854,683        9,203,354
Capital expenditures ........              -         996,581          996,581

 Year Ended December 31, 2006
 ----------------------------

Revenues ....................     $1,571,715     $   517,682      $ 2,089,397
Depreciation and amortization         24,788         207,977          232,765
Operating income (loss) .....        763,028      (2,512,337)      (1,749,309)
Assets ......................      1,010,282         941,964        1,952,246
Capital expenditures ........              -         552,687          552,687

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

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q, File No. 000- 17170).

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

10.17 Convertible Note for $400,000, dated December 26, 2006, issued to TelVue by the Princeton Server Group, LLC (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000- 17170).

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

                                    TELVUE CORPORATION


DATED:  11/20/08                    By: /s/Joseph M. Murphy
                                    -------------------------------------
                                    Joseph M. Murphy
                                    President and Chief Executive Officer

                                  EXHIBIT INDEX

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

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(included herein).

32.2 Certification of Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).