Form 10-K
period 2008-12-31
TELVUE CORP
filed 2009-03-31
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to________

                         Commission File Number: 0-17170

                               TELVUE CORPORATION
             (Exact name of registrant as specified in its charter)

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

Title of Class

Common, $0.01 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [_]        Accelerated filer [_]
         Non-accelerated filer [_]          Smaller reporting company [X]
         (Do not check if a smaller
            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer as of June 30, 2008, based on a per share average bid and asked price of $.04 was $387,088.

Number of shares of registrant's common stock outstanding as of March 11, 2009:
48,461,644 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2008, are incorporated by reference into
Part III of this Form 10-K.

                                     PART I

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

         Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-K for the year ended December 31, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1.  BUSINESS

GENERAL

         TelVue Corporation, a Delaware corporation ("TelVue" or the "Company"), was incorporated on November 26, 1986. Until December 30, 1988, TelVue was a wholly owned subsidiary of Science Dynamics Corporation ("Science"). On that date, TelVue's shares of common stock were distributed to Science's shareholders of record as of December 30, 1988, on the basis of three shares of TelVue's common stock for each share of Science's common stock then outstanding.

         TelVue operates two business segments. The first segment, TelVue Products and Services ("TPS"), includes equipment such as the TelVue Princeton(TM) Server Product Line and services such as WEBUS(R) and PEG.TV(TM). The TelVue Princeton(TM) Server Product Line includes high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet.

         During the second quarter of 2008, the Company embarked upon a new branding and sales re-organization plan. The new branding consolidated certain of the Company's products and services under one name - TPS. The services formerly referred to as TelVue Virtual Television Networks ("TVTN") collectively are now referred to as follows:

   WEBUS(R)          Automated broadcast digital signage display on TV Channel
   WEBUS Inside(TM)  WEBUS(R) integrated within TelVue Princeton(TM) Servers
   PEG.TV(TM)        Internet Streaming and Video-on-Demand Service
   WEBLINX(TM)       Automated WEBUS(R) message display on websites
   VideoActives(TM)  Real time, dynamic video content for channels
   WEB-EM(R)         Automated WEBUS(R) message display on cell phones and email

         The products formerly referred to as Princeton Server Group ("PSG") are now known as the TelVue Princeton(TM) Server Product Line. These products offer high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton(TM) Server Product Line includes, but is not limited to:

         TelVue Princeton(TM) B100
         TelVue Princeton(TM) B1000
         TelVue Princeton(TM) B3000
         TelVue Princeton(TM) S3000F
         TelVue Princeton(TM) C500W
         TelVue Princeton(TM) T7400E

         This branding and re-organization effort, backed with a new Company logo, marketing materials and exhibit materials, was released on July 9, 2008 at a major industry conference. Additionally, TelVue's website was redesigned and updated to reflect the new branding. The new website was completed on November 5, 2008. This effort provides focus on TelVue's primary business as a leading technology provider for hyperlocal broadcasters, energizes its staff, and better educates the market regarding the many products and services provided by TelVue.

         In 2003, TelVue developed the WEBUS(R) service. WEBUS(R) is a digital signage system for displaying a fully-automated, TV station-like display on a cable system access channel using computer-based digital technology. WEBUS(R) displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full-motion video clips. TelVue is currently marketing WEBUS(R) and its other products and services to municipal governments, K-12 school districts, higher education institutions, cable Multi System Operators ("MSOs"), and other broadcasters as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels") or Local Origination channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue directly charges the municipalities a start-up and yearly support fee. For some clients, a sponsorship program helps locate regional and national businesses as sponsors or underwriters for TelVue clients to help defray TelVue charges. In return, the TelVue client places an acknowledgement of the sponsor's support on its town or school's access channel.

         TelVue optionally offers video and graphics production services to its WEBUS(R) customers who do not have the capability to produce their own local videos or desire a custom look and feel for their channel. WEBUS(R) customers also receive TelVue's WEBLINX(TM) plug-in application that transmits a town's WEBUS(R) messages and graphics directly to the town's website. If residents do not have cable TV access, they can easily view messages via the Internet.

         While WEBUS(R) is well suited for broadcast digital signage and bulletin board, the TelVue Princeton(TM) Server Product Line provides digital server and broadcast automation technology to store, schedule, and playback long-form video during the local programming time allocated on the channels. TelVue acquired Princeton Server Group, Inc. because it believes the TelVue Princeton(TM) Server Product Line and WEBUS(R) together will provide a complete technology and support solution to owners and operators of PEG Channels and other Local Origination Channels. The PSG acquisition included four pending patents filed with the U.S. Patent Office. As a further integration of the two companies, TelVue introduced WEBUS Inside(TM) in the first quarter of 2009, which integrates the WEBUS(R) bulletin board technology into the TelVue Princeton(TM) broadcast servers on a single hardware platform. A multi-channel TelVue Princeton(TM) video server can run multiple independent WEBUS(R) feeds, automatically filling program gaps with community bulletin board and digital signage. This combination of broadcast digital signage and playback in a single server offers TelVue a competitive and cost advantage.

         As a complement to the WEBUS(R) service, TelVue has introduced VideoActives(TM), which are real-time, data-driven, on-air graphics such as local weather, local traffic, headline news, financial market indices, sports, quotes of the day and trivia questions. VideoActives(TM) are designed to enhance the presentation of the channels with dynamic and local content driven automatically by live data feeds.

         During the second quarter of 2008, TelVue introduced another new service, PEG.TV(TM). This Internet streaming and video-on-demand service provides operators of PEG Channels the opportunity to stream their channel live on the Internet and/or to place selected video content on an Internet-based "player" on their website. PEG.TV(TM) gives a town, school, or other organization complete control and branding of their web video content. TelVue introduced a new PEG.TV(TM) feature in the first quarter of 2009 that allows customers to index their videos. For example, customers can add Agenda Chapter points and related information to long town council meetings. This service, along with other products and services, demonstrates TelVue's initiative to provide comprehensive and industry-leading solutions to its marketplace for both traditional television broadcast over cable, DTV, and satellite as well as modern Internet video delivery.

         The WEB-EM(R) technology enables local management officials to send messages to residents over cell phones and email. This four-in-one technology provides simultaneous phone, email, website and television notification. While we still maintain the WEB-EM(R) technology, we are not actively marketing it to customers due to soft initial sales, in addition to increased competition from companies focusing solely on the text messaging market.

         To expand its sales reach, TelVue recently commenced a change in sales strategy to incorporate a third-party reseller network distribution method. This method broadens TelVue's sales reach by employing both locally-based and national-based resellers to create sales opportunities, supported by TelVue's internal sales staff, which should increase sales while reducing and delaying some sales expenses until a sale is consummated. This change in strategy resulted in a restructuring of TelVue's sales department, significantly reducing direct sales staff and management. To date, 13 resellers have been contracted. Many are still in the training and orientation process. To help expedite the impact of our Reseller relationships, TelVue launched a Partner Resource Center in March 2009 on our website that includes training materials, videos, and sales tools to assist our new resellers.

         Additionally, in November 2008, TelVue reached an agreement with a leading U.S. designer, manufacturer, and supplier of a comprehensive line of broadband systems equipment to co-develop digital video storage products to be sold under the partner's brand. This original equipment manufacturer ("OEM") sales strategy is expected to complement our reseller network and provide additional growth opportunities leveraging our OEM partner's strong distribution channel and brand.

         TelVue's second and legacy business segment is a marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable and satellite television industry for the automated ordering of pay-per-view features and events (the "ANI service").

         The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through the equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's home office in Mount Laurel, New Jersey. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon. As noted below, TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand.

LICENSES AND PATENTS

         On July 8, 2003, TelVue filed for a patent for WEBUS(R). WEBUS(R) provides the operators of Cable TV Public, Educational, Government Access Channels, and other hyperlocal broadcasters such as schools, cable companies, and retirement communities, with the ability to generate a computerized TV signal on those channels. The WEBUS(R) signal is comprised of pictures, headlines, voice-over narration, full motion video clips and graphics. The pending patent includes the WEBUS(R) system. The WEBUS(R) system is a proprietary system that allows WEBUS(R) customers to independently post messages on their TV channel remotely and instantaneously. On July 27, 2005, TelVue filed for a second patent for WEBUS(R) which encompasses three additional claims. The claims consist of (i) WEBLINX(TM), a process that allows the WEBUS(R) content to appear on an affiliated website; (ii) a system for installation of a text-to-speech conversion that converts text screens to speech for use on the radio; and (iii) a mass emergency broadcast system which allows one WEBUS(R) user to broadcast an emergency message to one or more WEBUS(R) affiliates simultaneously. In 2009, TelVue chose to abandon the second WEBUS(R) patent application due to since discovered prior art.

         As a result of our PSG acquisition, we acquired 4 pending patents filed prior to March 12, 2007 for various improvements related to digital video servers and a system for self-service digital media broadcast.

         TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001 related to this system.

         TelVue previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2007 or 2008. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

         TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two HPs that TelVue owns. TelVue purchases Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue had purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2007 or 2008.

         TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989) encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge and nonexclusive license to use the Science Patent.

MARKETING OF SERVICES

        We co-market our products and services to hyperlocal broadcasters using:

            o  direct mail;
            o  e-mail;
            o  Internet banner ads;
            o  Search Engine Optimization;
            o  our website;
            o  online videos and webinars; and
            o  telemarketing.

         Additionally, we attend key industry conferences where we demonstrate our products and services. TelVue's partner program includes co-op marketing opportunities with our Resellers.

         Sales of TelVue's ANI service to date have been made to operating cable and satellite television companies with a broad geographical distribution. We believe that relations with all of our customers are generally good. Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers TelVue serves is declining and it is unable to attract many new cable customers to its ANI service. As of December 31, 2008, there were no MSOs that individually comprised more than 10% of TelVue's ANI service revenues. Percentages of service revenue may vary as cable operators continue to consolidate their systems with other cable operators, as cable operators leave the ANI service and as the TPS segment grows.

COMPETITION

         TPS currently has competition from software and hardware suppliers to broadcasters including municipalities that operate PEG cable access channels. As broadcasters upgrade to all-digital equipment and workflows, many have a significant learning curve and face new integration challenges so they appreciate a company that can offer comprehensive solutions that integrate seamlessly. While there are other competitors in our core markets, few offer the comprehensive solution that TelVue provides. Additionally, our IT and Web-centric approach to broadcast automation and workflow and the simplicity of our applications makes our technology easy to adopt and highly accessible.

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

EMPLOYEES

         At December 31, 2008, TelVue had 26 full-time employees, compared to 40 full-time employees and one part-time employee as of December 31, 2007. This decrease in staffing was the result of two reductions in workforce conducted in 2008 where 14 positions that no longer fit our new business model were eliminated. As of December 19, 2008, Joseph M. Murphy resigned from his position as the Chief Executive Officer and President of TelVue. Mr. Murphy's resignation was not due to any disagreement or dispute with TelVue. On December 23, 2008, the Board of Directors of TelVue appointed Jesse Lerman to serve as Chief Executive Officer and President. Mr. Lerman has been a director of TelVue since January 2008. Prior to his appointment as President and Chief Executive Officer, he served as Executive Vice President and Chief Technical Officer as well as Executive Vice President of Engineering since March 12, 2007 when Princeton Server Group, Inc. was acquired by TelVue. Prior to joining TelVue, Mr. Lerman was chief executive officer of Princeton Server Group, Inc., a digital video server company which he co-founded in 2003.

         In March 2009, TelVue restructured its organization, reducing its staff to 21 full-time employees, and reorganizing key departments. Paul Andrews was promoted from VP Business Development to SVP Sales and Marketing, and Dan Pisarski was promoted from Director Software Development to VP Engineering and Technical Support. The restructuring was intended to make operations more efficient and reduce cost in a manner that would not hurt top line growth.

         Additional personnel may be added as circumstances require.

BACKLOG

         TelVue service revenues are computed and assessed a fixed monthly support and initial installation fee. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue. Currently, TelVue is in the process of fulfilling TPS orders for nine customers valued at approximately $43,000. TelVue's ANI service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment.

RESEARCH AND DEVELOPMENT

         With the acquisition of Princeton Server Group, Inc., TelVue gained a strong and highly technical R&D capability. Material research and development is performed to introduce features on its TelVue Princeton(TM) servers and its WEBUS(R) and PEG.TV(TM) services.

ITEM 1A. RISK FACTORS

         TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease expires May 31, 2012. However, TelVue has the right to terminate the lease after the first year provided it gives written notice 120 days before the end of the first year of the lease term and pays a termination fee of $13,098. The office space is used to house the equipment used to provide the ANI service and TelVue Product and Services, as well as the executive, sales, secretarial and technical support personnel.

         TelVue also leases approximately 848 square feet of space in Princeton, New Jersey. This lease expired on June 30, 2008, and was extended on a month-to-month basis. This facility is used for lab space for continued TelVue Princeton(TM) research and development.

         Additionally TelVue leases rack space and Internet bandwidth at a co-location facility at 401 N. Broad St., Philadelphia PA. We host our PEG.TV(TM) Internet streaming and Video-on-Demand service at the co-location facility and have plans to move our WEBUS(R) and ANI infrastructure to the facility in 2009 for further operational cost savings and increased service capacity and performance.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of fiscal year 2008.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         TelVue's common stock is eligible for quotation on the Over-the-Counter Market under the symbol TEVE. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

         QUARTER 2008                        HIGH                    LOW

           First                             $.08                   $.04

           Second                            $.05                   $.025

           Third                             $.04                   $.011

           Fourth                            $.03                   $.013

         QUARTER 2007

           First                             $.11                   $.04

           Second                            $.12                   $.07

           Third                             $.19                   $.07

           Fourth                            $.13                   $.05

         The above market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

         As of March 11, 2009, there were 263 holders of record of the common stock of TelVue.

DIVIDEND POLICY

         TelVue has paid no cash dividends since its incorporation. TelVue intends to retain any future earnings for use in its business and has no present intention to pay cash dividends on its common stock in the foreseeable future. Holders of the common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

         Shares of common stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. On August 21, 2006, the Board of Directors, with Mr. H.F. Lenfest, TelVue's majority stockholder, abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. H.F. Lenfest received for the conversion of his preferred stock in August 2005. As of March 11, 2009, 41,061,018 shares of TelVue's common stock were entitled to 10 votes per share. The remaining 7,400,626 shares of common stock were entitled to one vote per share. Mr. H.F. Lenfest owns 38,016,586 shares of common stock, all of which are entitled to ten votes per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                          NUMBER OF                                NUMBER OF
                      SECURITIES TO BE     WEIGHTED-AVERAGE       SECURITIES
                         ISSUED UPON      EXERCISE PRICE OF        REMAINING
                         EXCERISE OF         OUTSTANDING         AVAILABLE FOR
                         OUTSTANDING      OPTIONS, WARRANTS     FUTURE ISSUANCE
                      OPTIONS, WARRANTS       AND RIGHTS         UNDER EQUITY
PLAN CATEGORY             AND RIGHTS      COMPENSATION PLANS  COMPENSATION PLANS
-------------------   -----------------   ------------------  ------------------
Equity compensation
plans approved by
security holders          5,995,000             $.062             4,765,000

Equity compensation
plans not approved
by security holders             (a)               (a)                   (a)
                            500,000(b)           .033(b)                (b)
                          ---------             -----             ---------
Total                     6,495,000             $.062             4,765,000
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

(b) In 2006, TelVue issued 200,000 stock options to certain consultants of the former TVTN. In 2008, an additional 300,000 stock options were issued to certain consultants of TelVue.

ITEM 6.  SELECTED FINANCIAL DATA

         TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters.

OVERVIEW

         TelVue is a broadcast technology company that helps hyperlocal television channels look better, work better and remain viable in a cost efficient manner. We do it through our own hardware appliances, software and services, combined with today's open technologies. TelVue's technology gives hyperlocal broadcasters the ability to transition to all-digital equipment and workflow, simplify broadcast operations, and reduce costs.

TelVue has three core product offerings:

         TelVue Princeton(TM) Server Product Line and Video Workflow Equipment TelVue WEBUS(R) Broadcast Digital Signage System
         TelVue PEG.TV(TM) Internet Web Streaming and Video-on-Demand

         Our robust TelVue Princeton(TM) Digital Broadcasters are all-in-one video servers, controlled from any connected web browser that uniquely combine multiple functions in a single platform. These functions include playback, recording, content management, scheduling, automation, on-air graphics and broadcast digital signage. TelVue Princeton(TM) servers are designed with features and functionality that allow customers to achieve the same results as studios with larger staffs and bigger budgets within minutes of unpacking the server. Our web-based applications make it simple to upload video files and DVDs, manage content, schedule play-outs and automatically update the stations' website with a searchable program guide. TelVue Princeton(TM) platforms are scalable for small one-person stations, large broadcast facilities, as well as distributed broadcast networks. With its intuitive web-based interface, our customers can operate their TelVue Princeton(TM) server from anywhere at anytime. TelVue Princeton(TM) Digital Broadcasters are the heart of TelVue's modular broadcast system architecture. TelVue also offers workflow products for video ingest, transcoding, and storage, as well as services to help improve a hyperlocal TV channel's image on-air and on the Internet.

         WEBUS(R) is a web-based multi-user bulletin board and digital signage service that enables multiple, authorized users such as township officials, school principals and civic leaders to update broadcast graphics on their access channel and website from any Internet connected computer or mobile device. The WEBUS(R) service helps communities and stations operators better manage workflow by eliminating the routine tasks of program scheduling and issuing urgent communications, such as emergency alerts or school closings. This enhancement to the workflow process allows station personnel to perform more creative and value added functions. Authorized users can schedule messages including real-time weather, traffic, and news "on the 5s", with the goal of making certain that a channels' and website's information is always fresh and current.

         PEG.TV(TM) is an Internet based Video-on-Demand and Live Streaming Video service developed specifically for local communities and television stations. PEG.TV(TM) enables broadcasters to reach a whole new audience on the Internet and make their website a popular community destination. Unlike the many free video services on the Internet, PEG.TV(TM) gives customers complete control over how their content will look on the Internet through their own searchable, branded video player and helps drive traffic to the customer's website. PEG.TV(TM) also makes it easy to add chapter points and related links to video segments making it a valuable tool to municipalities that need to archive recorded town council and other meetings. Our PEG.TV(TM) offering expands TelVue's addressable market beyond communities running a traditional cable broadcast station as any community can now broadcast and offer a video library on the Internet.

2008 REVENUE AND BUSINESS MODEL REFOCUS

         The decrease in 2008 TelVue Princeton(TM) sales and revenue as well as the decrease in new WEBUS(R) subscriptions compared to 2007 are largely attributed to the sponsorship business model approach that dominated the second half of 2007 and first half of 2008. TelVue's original TVTN business model relied on providing bulletin board and playback equipment to municipal access channels for no or low cost in exchange for the ability to broker PBS-like underwriting and deliver sponsored content on the channels. With thousands of

PEG access channels across the United States, this sponsorship and content driven model had the potential to aggregate municipal access channels into the largest television network in the world. One of TelVue's primary reasons for acquiring Princeton Server Group was to gain access to a long form programming storage and playback platform that could help realize the sponsorship business model while also providing owner economics and consolidation of the core broadcast technologies required. Despite early success selling the sponsorship model, this model did not scale for us primarily due to the challenges of scaling sponsor sales to offset the costs of providing the technology. Regional and national sponsor sales were not successful due to the fact that contiguous DMA coverage often expected in traditional television markets could not be guaranteed and precise PEG channel viewership statistics are not available as they are on commercial television channels. Hyperlocal sponsor sales required a strong local presence and without consistent market coverage in a given region, the costs for a local presence simply did not scale. Additionally, many access stations resisted the idea of allowing a third party company to participate in programming and sponsor decisions on the channel, despite the many mutually positive benefits. We believe the focus on the sponsor model caused a negative market reaction to our products in 2008, including the TelVue Princeton(TM) product line that had conversely seen growth from 2006 to 2007.

         In the second half of 2008, we reacted to the market feedback and re-focused our business on our technology, products, and services strengths. TelVue was re-branded by merging the TVTN WEBUS(R) technology and Princeton Server Group technology under one consistent brand, image, and sales model. TelVue now sells its products and services without sponsorship to empower hyperlocal channels to improve quality, streamline operations, and future-proof with modern technologies. Although the business model changes naturally impacted 2008 performance, we are optimistic that the refocusing back to our core strengths as a broadcast technology company has been successful. The marketplace has already reacted favorably, and coupled with our new reseller strategy we are very optimistic about returned growth in 2009. Additionally, with a restructuring in 2008 largely to eliminate positions that no longer were a fit with our new focus, we have significantly improved our cost structure.

         With new management appointed in December 2008 and these important company changes, TelVue has entered into 2009 with strong momentum that includes three new service offerings and a new entry level video server product. We are committed to developing our reseller network that already includes 13 resellers nationwide including a national reseller to both the cable and education markets. Despite a down economy, growth is still attainable by scaling our sales presence through resellers, expanding into additional vertical markets beyond our core municipal access stations, and increased marketing budget made available through aforementioned cost savings.

CASH FLOW

         With our streamlined organization and expected revenue growth, we anticipate our operational cash flow requirements to be significantly less in 2009. In the first quarter of 2009, we received a $400,000 Line of Credit from our majority stockholder, H.F. (Gerry) Lenfest. While Mr. Lenfest has demonstrated his support for our new management and technology focus, there is no guarantee that he will continue to provide funding in the future.

MARKETS

         We have primarily focused our TelVue Products and Services ("TPS") marketing and sales efforts to date on municipalities operating community television stations. We expect this to continue to be a growth area for the company, however we see significant growth opportunity for the company by expanding our marketing and sales efforts into additional vertical markets where our product line-up is already a perfect fit. These markets include K-12, University, Cable MSOs, Low Power Television Stations, Professional Digital TV and Satellite Broadcasters, Retirement Communities, and more. Our reseller sales strategy will help us reach these vertical markets more quickly.

         Already in the first quarter of 2009, we have received multiple broadcast system orders from a major cable television company streamlining its cable Local Origination and Leased Access operations.

INDUSTRY TRENDS

         A number of industry trends that we believe play to our strengths include:

            o the continued transition from analog/tape-based video systems to digital and digital file-based systems.

            o the continued transition from standard definition to high-definition.

            o Increased competition between cable and telephone company MSOs is proving that hyper-local content can be an important differentiator. As such MSOs will likely put more focus and be more supportive of PEG, Local Origination, and Leased Access channels.

            o the Digital TV transition and new "dot" channel capacity. Professional Broadcasters will be looking to inexpensively utilize these additional channels with new programming.

            o the intersection and cross promotion of traditional broadcast television programming, delivery, and advertising with video and advertising on the Internet.

            o new IT-centric workflows and web-hosted application to help broadcasters streamline operations, securely access systems remotely, and save cost.

            o Edge-casting-networks of edge video servers under central management with Internet file delivery. Edge-casting allows highly targeted programming at the edge and saves cost versus traditional linear Satellite video delivery.

            o the explosion of Digital Signage and out-of-home networks in which each display is essentially a hyperlocal broadcast channel.

            o The continued efficiency of IP networks giving rise to more IP Video and IPTV applications.

         Conversely industry trends that could present risks to TelVue's growth or create increased competition are:

            o FCC regulation of MSOs could change and negatively affect the number of PEG Channels or how they are funded. Such changes could negatively affect our PEG market sales.

            o Internet video and social networking sites such as YouTube and Facebook that may offer customers a free alternative to PEG.TV(TM). However, we believe content control and broadcast workflow for our core markets will still be strengths for TelVue.

            o Our Digital Signage deployments have been focused on broadcast television markets. It remains untested whether our digital signage solutions will be accepted in other, non-broadcast signage markets.

            o As Internet video delivery continues to become more robust and competes with traditional broadcast television delivery, future services offered by major Internet video companies could present competitive solutions for local broadcasters.

NEW PRODUCTS AND SERVICES

         With our technology and business model re-focused, from the second half of 2008 into the first quarter of 2009, we aggressively introduced a number of exciting new products and services including PEG.TV(TM), WEBUS Inside(TM), VideoActives(TM), and a new entry level, ultra-compact and affordable TelVue Princeton(TM) broadcast server, the B100.

         PEG.TV(TM) allows us to up-sell Internet Live Streaming and Video-on-Demand to our existing customer base as well as to customers of competing video server systems. PEG.TV(TM) also makes it easy for any organization to run a television channel on the Internet and present a library of videos. This expands our addressable market beyond those communities and organization that have traditional broadcast channel capability. PEG.TV(TM) is poised to address the growing number of towns looking to archive and stream meetings on-line in a cost-effective manner. PEG.TV(TM) helps a station get their content on the Internet, and also allows them to cross promote their television channel and website. Hyperlocal channels and websites continue to offer strong revenue potentials for the organizations, and TelVue's technology can help realize this revenue potential. This is a strong value proposition given the current economic conditions.

         WEBUS Inside(TM) is the technology culmination of TelVue's acquisition of Princeton Server Group, Inc. and merging of each company's technologies. Our development team has integrated the WEBUS(R) digital signage display application natively in our TelVue Princeton(TM) video server. This offers a significant cost savings including up-sell opportunities to offer WEBUS(R) as a software-only upgrade to existing TelVue Princeton(TM) customers. It also provides a competitive advantage in our ability to offer a combination broadcast video server and signage player in a single platform, including multiple channels on our multi-channel servers.

         VideoActives(TM) are real-time, data-driven, on-air graphics such as local weather, local traffic, headline news, financial market indices, sports, quotes of the day and trivia questions. VideoActives(TM) are designed to enhance the presentation of a channel with dynamic and local content driven automatically by live data feeds.

         In April 2009, TelVue will be attending the NAB broadcast show in Las Vegas and will be demonstrating new High-Definition IPTV and DVB-ASI TelVue Princeton(TM) server offerings as well as our core product lineups.

CRITICAL ACCOUNTING POLICIES

         In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make certain estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Goodwill and Other Intangibles

         Goodwill and other intangibles are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. As of December 31, 2008, based on concerns over our net loss and negative cash flow, uncertainty regarding future cash flows and uncertainty whether the current carrying value of the Goodwill related to the PSG acquisition will be recovered by future cash flows, we determined that the carrying value of this Goodwill was impaired, and we recorded a $1,921,405 charge to write off this Goodwill. As a result, our net loss for 2008 was increased by this amount to $7,545,259. Had we not made this subjective determination, we would not have recorded this charge.

Revenue Recognition

         In accordance with accounting principles generally accepted in the United States, we recognize revenues related to our TelVue Princeton(TM) server product line upon shipment of the equipment to our customers. Revenues related to our WEBUS(R) and PEG.TV(TM) services are recognized on a monthly basis, being amortized over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades. The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. If we chose to recognize these revenues when we received payments under these agreements, then we would recognize more revenue in earlier periods and would not record any deferred revenues. We believe that our practice allows us to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles. Revenue related to our ANI service is recognized in the month the service is provided.

Stock-Based Compensation

         We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use a Black-Scholes option-pricing valuation model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

         The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See our audited financial statements and notes thereto included in this Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS

         Beginning in January 2008, TelVue began a weighted allocation of all compensation, general and administrative, interest and amortization expenses between ANI and TPS. Previously, only a minimal amount of expenses were allocated between business segments. It should also be noted that the 2007 historical results include the operating results for Princeton Server Group (now included as part of the TPS segment) only from the date it was acquired by TelVue, which was March 12, 2007.

         During 2008, TelVue conducted two separate reductions in workforce. Combined, they involved the elimination of 14 full-time positions and resulted in net expense savings of approximately $550,000 for the calendar year, which was recognized across all departments and business segments.

         The following discussion deals with the decrease in operating income for the year ended December 31, 2008, compared to the year ended December 31, 2007, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the year ended December 31, 2008 to the year ended December 31, 2007. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its TPS and the changes in TPS revenue and expenses.

                                  2008          2007       $ Change     % Change
                              -----------   -----------   -----------   --------
Revenues
  ANI Services .............  $ 1,274,155   $ 1,364,543   $   (90,388)     (6.6)
  TPS ......................    2,434,129     2,674,096      (239,967)     (9.0)

Cost of Revenues
  ANI Services .............      376,126       459,492       (83,366)    (18.1)
  TPS ......................    1,852,339     1,595,651       256,688      16.1

Operating Expenses
  Selling and marketing ....    1,515,579     1,700,830      (185,251)    (10.9)
  General and administrative    3,405,042     2,482,082       922,960      37.2
  Depreciation and
    amortization ...........    1,214,860       929,600       285,260      30.7
  Goodwill Impairment ......    1,921,405             -     1,921,405       N/A
                              -----------   -----------   -----------   -------

Operating Loss .............   (6,577,067)   (3,129,016)   (3,448,051)   (110.2)

Other Income (Expense) .....     (968,192)     (831,783)     (136,409)    (16.4)
                              -----------   -----------   -----------   -------

Net Loss ...................   (7,545,259)   (3,960,799)   (3,584,460)    (90.5)
                              ===========   ===========   ===========   =======

         The ANI segment had operating income of $621,937 for the year ended December 31, 2008, compared to $478,790 for the year ended December 31, 2007. The TPS segment had an operating loss of $7,199,004 for the year ended December 31, 2008, compared to an operating loss of $3,607,806 for the year ended December 31, 2007.

Revenues

         ANI service revenue declined $90,388 for the year ended December 31, 2008, when compared to the same period of 2007. As expected, pay-per-view buy revenue decreased $27,667 for the year ended December 31, 2008, and feature revenue decreased $24,252 for the year ended December 31, 2008 when compared to the same periods of 2007. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2007 (as discussed below). This loss was offset by a price increase that was implemented in May 2008.

         As of December 31, 2008, TelVue was serving approximately 4.2 million full-time cable subscribers compared to approximately 4.6 million full-time cable subscribers served as of December 31, 2007. During the year ended December 31, 2008, approximately 400,000 full-time and part-time cable subscribers cancelled the ANI service. During the same period, 5,000 new cable subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

         TPS revenue decreased $239,967 for the year ended December 31, 2008, compared to the year ended December 31, 2007. The majority of the revenue decreases were attributed to three particular items. First, there was a decrease in TelVue Princeton(TM) Product Line sales due to the focus on a sponsorship driven sales model in the second half of 2007, through the first half of 2008. Second, there was a significant decline in sponsorship revenue due to the previously mentioned change in direction of TelVue moving away from a sponsorship driven sales model. Third, there was a decrease in consulting revenue due to a decline in technical consulting services that TelVue provided to specific customers. As of December 31, 2008, TelVue was providing its WEBUS(R) service to 182 customers compared to 132 customers at December 31, 2007. TelVue is marketing its products and services nationally with an increased focus in the Mid-Atlantic region. TelVue has also sold equipment in 37 different states and the District of Columbia. The use of resellers is expected to significantly increase TelVue's national reach.

Cost of Revenues

         ANI cost of revenues decreased for the year ended December 31, 2008 by $83,366 when compared to the year ended December 31, 2007. This decrease was primarily due to a favorable variance in compensation expense. This favorable variance was the result of savings related to the previously mentioned reduction in workforce that occurred during the year, in addition to savings based on a higher percentage of payroll expense being allocated to the TPS segment.

         Cost of revenues for TPS increased $256,688 for the year ended December 31, 2008, when compared to the year ended December 31, 2007, mainly as a result of an entry that was recorded in 2008 to expense the remaining net book value of equipment related to the WEBUS(R) service that had been maintained as a fixed asset by TelVue.

Selling and Marketing Expenses

         Total selling expenses decreased by $185,251 for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Selling expenses related to the ANI service decreased by $54,166 for the year ended December 31, 2008, when compared to the same periods of 2007. This decrease was also a result of savings in compensation related to the previously mentioned reduction in workforce, in addition to savings in commissions due to the loss of ANI subscribers in 2008. Selling expenses related to TPS decreased $131,085 for the year ended December 31, 2008, when compared to the year ended December 31, 2007. This decrease was a result of savings in outside sales consulting expense when compared to prior year, in addition to savings in commissions due to lower sales. These savings were offset by increased marketing expenses related to the re-branding of the Company.

General and Administrative Expenses

         General and administrative expenses increased by $922,960 for the year ended December 31, 2008 when compared to the year ended December 31, 2007. ANI segment general and administrative expenses decreased $57,229 for the year ended December 31, 2008 when compared to the year ended December 31, 2007, once again related to the reduction in workforce and a higher percentage of expenses being allocated to the TPS segment. TPS general and administrative expenses increased $980,189 for the year December 31, 2008 when compared to the year ended December 31, 2007. A contributing factor to this increase was a larger portion of operational expenses being allocated to the TPS segment, in addition to a full calendar year of expenses in 2008 related to PSG, as opposed to only the period subsequent to the acquisition in 2007. Compensation expense increased significantly, primarily due to an accrual recorded for separation pay to be paid to the former President/CEO. Other factors contributing to this increase were higher legal and accounting fees compared to prior year, in addition to higher consulting and executive search fees paid in 2008. As with many start-up ventures, management anticipates that expenses will continue to grow as the operations and marketing efforts for TPS increase.

Depreciation and Amortization Expense

         During the year ended December 31, 2008, TelVue purchased $496,309 of equipment compared to $996,581 purchased during the year ended December 31, 2007. The majority of the equipment purchased during the year ended December 31, 2008 and 2007 was for software development and equipment related to the TPS segment. Depreciation and amortization expense increased $166,390 and $118,870 for the year ended December 31, 2008, as a result of the capital purchases, in addition to the amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 20% and 18% of total operating expenses for the year ended December 31, 2008 and 2007, respectively. Additionally, at December 1, 2008, management determined that the goodwill acquired with the PSG acquisition was impaired and an impairment charge of $1,921,405 was recognized.

Goodwill Impairment / Net Loss

         TelVue had a net loss of $7,545,259 for the year ended December 31, 2008, compared to a net loss of $3,960,799 for the year ended December 31, 2007. A significant portion of this increased net loss was attributable to the goodwill impairment write-down of $1,921,405 mentioned below. Additionally, the decrease in 2008 TelVue Princeton(TM) sales and revenue as well as the decrease in new WEBUS(R) subscriptions compared to 2007 were largely attributed to the sponsorship business model approach that dominated the second half of 2007 and first half of 2008 and did not reach market acceptance compared to previous technology sales models. At December 31, 2008 and 2007, TelVue recorded valuation allowance increases of $4,668,193 and $1,677,702, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $12,200,000 on a tax-reporting basis as of December 31, 2008 (see Note 13 of TelVue's accompanying financial statements).

Accounts Receivable and Allowance For Doubtful Accounts

         As of December 31, 2008, TelVue maintained a bad debt reserve in the amount of $5,662 as compared to $6,510 as of December 31, 2007. The reserve was calculated based on the estimate that 1% of outstanding receivables would not be collected.

         TelVue's days for sales in average accounts receivable was 60 days at December 31, 2008, compared to 47 days at December 31, 2007. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers for its WEBUS(R) or ANI services. A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton(TM) equipment purchases. TelVue had negative cash flow from operating activities of $3,229,653 and $2,241,437 for the years ended December 31, 2008 and 2007, respectively. The decrease in cash flow in 2008 compared to 2007 was primarily due to a reduction in ANI service revenue and an increase in TPS expenses (as described above).

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management's Plan

         The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a "going concern," which assume that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Conditions exist, however, that cast doubt about TelVue's ability to continue as a "going concern." In order to fund operations, TelVue relies on funds drawn on lines of credit provided by TelVue's majority stockholder, H.F. (Gerry) Lenfest. Based on TelVue's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain TelVue's operations for the next 12 month period. Funding TelVue's future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing the accompanying financial statements, there can be no assurances that management will be successful.

         The accompanying financial statements do not reflect adjustments that would be necessary if TelVue were unable to continue as a "going concern." If TelVue were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

         On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005
Note) with Mr. Lenfest. The purpose of the 2005 Note was to provide funding to grow the TVTN Network. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005
Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. During the year ended December 31, 2007, TelVue borrowed $1,600,000 under the terms of the 2005 Note, bringing outstanding borrowings under the 2005 Note to $3,800,000 and accrued interest on the borrowings to $716,632 as of December 31, 2008, fully exhausting this note.

         As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of December 31, 2008, TelVue had borrowed $10,000,000 under the 2006 Note with accrued interest in the amount of $1,200,461, fully exhausting this note.

         As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007
Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of December 31, 2008, TelVue had borrowed $2,150,000 under the 2007 Note with accrued interest in the amount of $43,615.

         As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q1 Note") with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate on the 2009 Q1 Note is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note.

         On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note to loan to Princeton Server Group to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in 48 monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. TelVue had the option to convert the unpaid principal balance of the note and all accrued interest into common stock of PSG. In connection with the PSG Note, TelVue received a warrant to purchase 129,629 shares of common stock of PSG at an exercise price of $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016. The PSG Note was forgiven on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG.

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

         TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the year ended December 31, 2008, TelVue had 400,000 full and part-time subscribers cancel service and only 5,000 new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

         TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financing from Mr. Lenfest under the 2005 Note and 2006 Note have been exhausted, and TelVue believes that the financing from Mr. Lenfest under the 2007 Note will be exhausted in early 2009. As a result of this, TelVue secured the 2009 Q1 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note and 2006 Note have helped, and the 2007 Note and 2009 Q1 Note will help, to fund the growth of TelVue Product and Services. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TelVue Product and Services. However, there can be no assurance that its marketing efforts will be successful.

         We do expect to see some adverse effects on sales in 2009 due to the current economic conditions, primarily in the public, education and government markets. We do anticipate some of this being offset by federal stimulus dollars being allocated to these markets. Additionally, we feel that our expansion into markets outside of these will broaden our sources of revenue which will help to offset any revenue declines related to the economy.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements at December 31, 2008 that had or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are set forth in this report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements of any nature at any time with TelVue's auditors with regard to any aspect of TelVue's financial statements, its financial disclosure or its accounting practices.

ITEM 9A(T). CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within the company, particularly during the period in which this annual report on Form 10-K was being prepared.

         (b) Changes in Internal Controls. During the annual period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue's internal control over financial reporting.

         (c) Management's Report on Internal Control Over Financial Reporting.

         TelVue's management is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our annual report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this annual report on Form 10-K is consistent with that in the financial statements.

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

         In order to ensure TelVue's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained effective internal control over financial reporting as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2009 Annual Meeting of Stockholders that will be filed not later than April 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2009 Annual Meeting of Stockholders that will be filed not later than April 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2009 Annual Meeting of Stockholders that will be filed not later than April 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         At December 31, 2008, TelVue was indebted to Mr. Lenfest in the principal amount of $15,950,000 and accrued interest of $1,960,708.

         Other related transactions are described in Notes 4, 7, 8, 10 and 14 of the 2008 Financial Statements of TelVue.

         Certain other information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2009 Annual Meeting of Stockholders that will be filed not later than April 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2009 Annual Meeting of Stockholders that will be filed not later than April 30, 2009.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm dated March 30, 2009.

   Balance Sheets as of December 31, 2008 and 2007.

   Statements of Operations for the years ended December 31, 2008 and 2007.

   Statements of Stockholders' Deficit for the years ended December 31, 2008 and 2007.

   Statements of Cash Flows for the years ended December 31, 2008 and 2007.

   Notes to Financial Statements.

                               TelVue Corporation
                        Consolidated Financial Statements

                     Years Ended December 31, 2008 and 2007

      Table of Contents                                           Page No.

      Report of Independent Registered Public Accounting Firm ....   F - 2

      Consolidated Financial Statements

         Consolidated Balance Sheets .............................   F - 3

         Consolidated Statements of Operations ...................   F - 5

         Consolidated Statements of Stockholders' Deficit ........   F - 6

         Consolidated Statements of Cash Flows ...................   F - 7

         Notes to Consolidated Financial Statements ..............   F - 8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
TelVue Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of TelVue Corporation (a Delaware corporation) and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a loss of $7,545,259 for the year ended December 31, 2008, and as of that date, had a stockholders' deficit of $13,435,515. As more fully described in Note 2 to the consolidated financial statements, the Company does not have adequate financing to fund the projected loss for 2009. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 30, 2009

                        TelVue Corporation and Subsidiary
                           Consolidated Balance Sheets
                           December 31, 2008 and 2007

ASSETS                                                  2008           2007
                                                    ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents ......................  $    250,698   $    225,660
  Accounts receivable - trade, net of
   allowance for doubtful accounts of $5,700
   in 2008 and $6,500 in 2007 ....................       560,579        641,683
  Inventory ......................................       266,032        244,994
  Prepaid expenses ...............................        54,636        120,646
                                                    ------------   ------------
TOTAL CURRENT ASSETS .............................     1,131,945      1,232,983

PROPERTY AND EQUIPMENT ...........................     7,235,689      7,364,421
  Less accumulated depreciation ..................     6,051,809      5,763,185
                                                    ------------   ------------
                                                       1,183,880      1,601,236

DEFINITE-LIVED INTANGIBLE ASSETS .................     3,415,751      4,041,670

INDEFINITE-LIVED INTANGIBLE ASSETS - GOODWILL ....             -      1,921,405

INDEFINITE-LIVED INTANGIBLE ASSETS - OTHER .......       397,260        397,260

OTHER ASSETS .....................................         8,800          8,800
                                                    ------------   ------------
                                                    $  6,137,636   $  9,203,354
                                                    ============   ============

See accompanying notes

                        TelVue Corporation and Subsidiary
                     Consolidated Balance Sheets (continued)
                           December 31, 2008 and 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT                   2008           2007
                                                    ------------   ------------
CURRENT LIABILITIES
  Accounts payable ...............................  $    315,236   $    705,182
  Accrued expenses ...............................       444,659        236,538
  Deferred service revenue .......................       359,764        416,434
  Other liabilities ..............................         1,784          3,178
                                                    ------------   ------------
TOTAL CURRENT LIABILITIES ........................     1,121,443      1,361,332

LINES OF CREDIT - MAJORITY STOCKHOLDER ...........    15,950,000     12,200,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ..............       541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ..........     1,960,708        992,278

REDEEMABLE CONVERTIBLE PREFERRED STOCK
  $1 par value, 6,900,000 shares authorized,
  no shares outstanding ..........................             -              -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000
   shares authorized, 48,461,644 and
   48,433,074 shares issued and outstanding
   at December 31, 2008 and 2007, respectively ...       484,617        484,331
  Additional paid-in capital .....................     4,877,353      4,876,639
  Accumulated deficit ............................   (18,797,485)   (11,252,226)
                                                    ------------   ------------
                                                     (13,435,515)    (5,891,256)
                                                    ------------   ------------
                                                    $  6,137,636   $  9,203,354
                                                    ============   ============

See accompanying notes

                        TelVue Corporation and Subsidiary
                      Consolidated Statements of Operations
                     Years Ended December 31, 2008 and 2007

                                                       2008            2007
                                                   ------------    ------------
REVENUES
  ANI services .................................   $  1,274,155    $  1,364,543
  TPS ..........................................      2,434,129       2,674,096
                                                   ------------    ------------
                                                      3,708,284       4,038,639
COST OF REVENUES
  ANI services .................................        376,126         459,492
  TPS ..........................................      1,852,339       1,595,651
                                                   ------------    ------------
                                                      2,228,465       2,055,143
                                                   ------------    ------------
GROSS PROFIT ...................................      1,479,819       1,983,496

OPERATING EXPENSES
  Selling and marketing ........................      1,515,579       1,700,830
  General and administrative ...................      3,405,042       2,482,082
  Depreciation and amortization ................      1,214,860         929,600
  Goodwill impairment ..........................      1,921,405               -
                                                   ------------    ------------
                                                      8,056,886       5,112,512
                                                   ------------    ------------
OPERATING LOSS .................................     (6,577,067)     (3,129,016)

OTHER INCOME (EXPENSE)
  Interest expense - related party .............       (968,429)       (880,543)
  Interest income ..............................            237          38,715
  Gain on sale of marketable securities ........              -          10,045
                                                   ------------    ------------
                                                       (968,192)       (831,783)
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES .......................     (7,545,259)     (3,960,799)

  INCOME TAX EXPENSE ...........................              -               -
                                                   ------------    ------------
NET LOSS .......................................   $ (7,545,259)   $ (3,960,799)
                                                   ============    ============

  BASIC NET LOSS PER COMMON SHARE ..............   $      (0.16)   $      (0.08)
                                                   ============    ============
  DILUTED NET LOSS PER COMMON SHARE ............   $      (0.16)   $      (0.08)
                                                   ============    ============

  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      48,448,920      48,387,348
                                                   ============    ============

See accompanying notes

                                   TelVue Corporation and Subsidiary
                            Consolidated Statements of Stockholders' Deficit
                                 Years Ended December 31, 2008 and 2007
                                                            Additional                        Total
                                               Common        Paid-In       Accumulated    Stockholders'
                                               Stock         Capital         Deficit         Deficit
                                            ------------   ------------   ------------    ------------
BALANCE, JANUARY 1, 2007 ................   $    483,564   $  4,874,656   $ (7,291,427)   $ (1,933,207)

Issuance of 76,667 shares
 of common stock ........................            767          1,983              -           2,750
Net loss ................................              -              -     (3,960,799)     (3,960,799)
                                            ------------   ------------   ------------    ------------
   BALANCE, DECEMBER 31, 2007 ...........        484,331      4,876,639    (11,252,226)     (5,891,256)

Issuance of 28,570 shares of common stock            286            714              -           1,000
Net loss ................................              -              -     (7,545,259)     (7,545,259)
                                            ------------   ------------   ------------    ------------
   BALANCE, DECEMBER 31, 2008 ...........   $    484,617   $  4,877,353   $(18,797,485)   $(13,435,515)
                                            ============   ============   ============    ============

See accompanying notes

                                                   F-6

                        TelVue Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2008 and 2007

                                                          2008          2007
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .........................................  $(7,545,259)  $(3,960,799)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Depreciation and amortization ..................    1,214,860       929,600
    Loss on disposal of equipment included in
    Cost of sales ..................................      324,724             -
    Goodwill impairment ............................    1,921,405             -
    (Gain) on sale of marketable securities ........            -       (10,045)
  Changes in operating assets and liabilities:
    Accounts receivable - trade ....................       81,104      (143,915)
    Inventory ......................................      (21,038)     (140,601)
    Prepaid expenses ...............................       66,010       (58,318)
    Accounts payable ...............................     (389,946)      320,540
    Accrued expenses ...............................      208,121      (136,623)
    Deferred service revenue .......................      (56,670)       76,410
    Other liabilities ..............................       (1,394)        1,771
    Accrued interest - majority stockholder ........      968,430       880,543
                                                      -----------   -----------

NET CASH (USED IN) OPERATING ACTIVITIES ............   (3,229,653)   (2,241,437)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisition ........................            -      (240,274)
  Proceeds from sale of marketable securities ......            -        10,045
  Purchases of property and equipment ..............     (496,309)     (996,581)
                                                      -----------   -----------

NET CASH (USED IN) INVESTING ACTIVITIES ............     (496,309)   (1,226,810)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from lines of credit-majority stockholder    3,750,000     3,500,000
  Issuance of common stock .........................        1,000         2,750
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    3,751,000     3,502,750
                                                      -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........       25,038        34,503

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...      225,660       191,157
                                                      -----------   -----------

CASH AND EQUIVALENTS AT END OF YEAR ................  $   250,698   $   225,660
                                                      ===========   ===========

See accompanying notes

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

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

Basis of Consolidation

The consolidated financial statements include the accounts of TelVue Corporation and Princeton Server Group, Inc. ("PSG"), which was acquired on March 12, 2007 and was maintained as a wholly-owned subsidiary until February 28, 2008, on which date PSG was merged into TelVue Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activity and Concentration of Credit Risk

The Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification telecommunications services ("ANI service") to the cable television industry throughout the United States for the automated ordering of pay-per-view features and events. The Company grants credit to cable television operators throughout the nation. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry. The other business segment, TelVue Products and Services ("TPS"), is a system for displaying a fully automated television station-like display on a cable system access channel using computer based digital technology. This segment also includes PSG, which develops high performance digital video systems, appliances and software that support capture, storage, manipulation and playout of digital media in multiple popular formats.

The Company maintains cash balances at a financial institution located in the Philadelphia area. Accounts at this institution are insured by the FDIC up to $250,000. The Company maintains cash balances in excess of the insured amount.

During 2007, one customer accounted for 10% of revenues and accounted for 8% of receivables at December 31, 2007. There were no significant customers during 2008.

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

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

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

Customer installation costs incurred to provide the TPS service are capitalized and depreciated over the term of the contract, which is typically three (3) years.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

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

At December 31, 2008, management determined that the goodwill acquired with the PSG acquisition, described in Note 3, was impaired and recognized an impairment charge of $1,921,405.

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

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2008, management determined that the goodwill acquired with the PSG acquisition, described in Note 3, was impaired and recognized an impairment charge of $1,921,405. As of December 31, 2008, management believes that no revisions to the remaining lives or further write-downs of carrying values are required.

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

Revenue Recognition

The Company recognizes ANI service revenues in the month service is provided, net of an estimate for programs not billable by the cable television operator. The Company recognizes TPS service revenues in the month the service is provided. Amounts billed for start-up are deferred and recognized on the straight-line basis over the term of the contract.

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

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and state income tax examinations before 2003. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service ("IRS") tax examination. The Company is not currently under examination by any state jurisdictions.

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

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

Share-Based Compensation

The Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," and related interpretations, to account for share-based compensation. SFAS 123R superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees" and revised guidance in SFAS 123, "Accounting for Stock-Based Compensation". The Company elected to use the modified prospective method of SFAS 123R, which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant date fair value of those awards. Under APB No. 25, compensation was recognized only if the exercise price was less than the quoted market price of the stock on the grant date.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years beginning after November 15, 2008. Nonfinancial items for the purpose of FSP 157-2 include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the consolidated financial position, results of operations or cash flows of the Company. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, is not expected to have an impact on the consolidated financial position, results of operations or cash flows of the Company upon adoption.

Note 2 - Liquidity and Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $7,545,259 and $3,960,799 for the years ended December 31, 2008 and 2007, respectively, and as of those dates, the Company's liabilities exceeded its assets by $13,435,515 and $5,891,256, respectively. These factors create an uncertainty as to the Company's ability to continue as a going concern. Currently, the Company does not have adequate financing to fund the projected loss for 2009.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

Note 3 - Acquisition

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG. The acquisition was funded with funds drawn by the Company under a $10,000,000 line of credit from the Company's majority stockholder. The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the Company's TPS/PSG operating segment.

The accompanying consolidated financial statements include the operations of PSG since the date of acquisition.

The following unaudited pro forma information for the years ended December 31, 2008 and 2007, is presented as if the acquisition of PSG occurred on January 1, 2007. This information is based on the historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated PSG since January 1, 2007.

                                                  2008               2007
                                             -------------      -------------
   Revenues ...........................      $  3,708,284       $  4,329,184
   Net loss ...........................      $ (7,545,259)      $ (4,497,861)
   Basic and diluted net loss per share      $      (0.16)      $      (0.09)

Note 4 - Supplemental Disclosures of Cash Flow Information

Supplemental Schedule Relating to Acquisition

         Accounts receivable ....................      $   105,634
         Inventory ..............................          104,393
         Property and equipment .................          129,707
         Definite-lived intangible assets .......        4,548,720
         Goodwill ...............................        1,921,405
         Other indefinite-lived intangible assets          397,260
         Accounts payable and accrued expenses ..         (279,533)
         Deferred service revenue ...............         (186,983)
         Note payable ...........................         (400,329)
         Amount financed ........................       (6,100,000)
                                                       -----------
            CASH PAID FOR ACQUISITION ...........      $   240,274
                                                       ===========

During 2008 and 2007, there was no cash paid for interest or income taxes.

Noncash Investing and Financing Transactions

During the year ended December 31, 2007, the Company received marketable securities with a value of $63,719 from a customer as partial payment of outstanding receivables. These securities were sold in July 2007, resulting in a realized gain of $10,045.

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

Note 5 - Property and Equipment

A schedule of property and equipment at December 31, 2008 and 2007, is as follows:

                                                                  Estimated
                                                                 Useful Lives
                                         2008          2007        in Years
                                     -----------   -----------   ------------

   Operating equipment ...........   $ 6,465,755   $ 6,739,755       3-5
   Office furniture and equipment        468,011       462,970       3-5
   Leasehold improvements ........        46,089        46,089        5
   Software ......................       255,834       115,607        3
                                     -----------   -----------
                                     $ 7,235,689   $ 7,364,421
                                     ===========   ===========

Note 6 - Intangible Assets

A schedule of definite-lived intangible assets and accumulated amortization as of December 31, 2008 and 2007 is as follows:

                                                                     Weighted
                                                                      Average
                                      Accumulated                  Amortization
December 31, 2008          Amount     Amortization       Net          Period
---------------------    ----------   ------------   ----------    ------------

Software ............    $3,600,000    $  921,428    $2,678,572     7 years
Patents .............       788,220        94,148       694,072    15 years
Customer list .......        74,900        74,900             -    18 months
Customer contract ...        57,800        25,890        31,910     4 years
Maintenance contracts        27,800        16,603        11,197     3 years
                         ----------    ----------    ----------
                         $4,548,720    $1,132,969    $3,415,751
                         ==========    ==========    ==========

December 31, 2007
---------------------
Software ............    $3,600,000    $  407,143    $3,192,857     7 years
Patents .............       788,220        41,600       746,620    15 years
Customer list .......        74,900        39,531        35,369    18 months
Customer contract ...        57,800        11,440        46,360     4 years
Maintenance contracts        27,800         7,336        20,464     3 years
                         ----------    ----------    ----------
                         $4,548,720    $  507,050    $4,041,670
                         ==========    ==========    ==========

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

Amortization expense from definite-lived assets for the years ended December 31, 2008 and 2007 was $625,919 and $507,050, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding years for definite-lived intangible assets:

               Year Ending December 31,
                         2009 .............   $   590,550
                         2010 .............       583,214
                         2011 .............       569,844
                         2012 .............       566,834
                         2013 .............       566,834
                      Thereafter ..........       538,475
                                              -----------
                                              $ 3,415,751
                                              ===========

A schedule of indefinite-lived intangible assets as of December 31, 2008 and 2007 is as follows:

                                      2008           2007
                                   ----------     ----------
                    Goodwill .     $        -     $1,921,405
                    Trademarks        397,260        397,260
                                   ----------     ----------
                                   $  397,260     $2,318,665
                                   ==========     ==========

At December 31, 2008, management determined that the goodwill acquired with the PSG acquisition, described in Note 3, was impaired and recognized an impairment charge of $1,921,405.

Note 7 - Lines of Credit - Majority Stockholder

In April 2005, the Company entered into a line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $3.8 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rates at December 31, 2008 and 2007 were 4.25% and 8.25%, respectively. Accrued interest is due at maturity. The line is unsecured and will mature in November 2011. As of December 31, 2008 and 2007, the amounts outstanding under this line of credit were $3,800,000 each year.

In November 2006, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $10 million, the maximum principal amount of the line. The Company may borrow up to $5 million for general working capital and may borrow up to $5 million for purposes other than general working capital. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rates at December 31, 2008 and 2007 were 4.25% and 8.25%, respectively. Accrued interest is due at maturity. The line is unsecured and will mature in November 2012. At December 31, 2008 and 2007, the amounts outstanding under this line of credit were $10,000,000 and $8,400,000, respectively.

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

In December 2007, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $2.3 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rates at December 31, 2008 and 2007 were 4.25% and 8.25%, respectively. Accrued interest is due at maturity. The line is unsecured and will mature six years after the initial advance. At December 31, 2008, the amount outstanding under this line of credit was $2,150,000. There was no balance outstanding at December 31, 2007.

Note 8 - Note Payable - Majority Stockholder

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The maturity date of the note is January 1, 2011.

Note 9 - Lease Commitments

The Company leases office facilities. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2008:

               Year Ending December 31,
                         2009 .............      $ 51,850
                                                 ========

Rental expense under the operating lease for office facilities amounted to $190,021 and $176,442 for the years ended December 31, 2008 and 2007, respectively.

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount incurred in 2008.

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

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

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

Note 11 - Stock Compensation Plans

The Company elected to use the modified prospective method of SFAS 123R. Under the "modified prospective" method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted to the effective date. SFAS 123R superseded APB Opinion No. 25. Under APB Opinion No. 25, no compensation costs was recognized for stock options with an exercise price equal to the fair market value of the Company's common stock on the date of grant. The adoption of SFAS 123R did not have a material effect on share-based compensation expense for the years ended December 31, 2008 and 2007. In addition, the adoption of SFAS 123R will not have a material effect on the Company's future stock-based compensation expense.

The Company is using the straight-line method to recognize share-based compensation expense. The amount of share-based compensation recognized during a period is based on the value of the awards that vest in that period. For the years ended December 31, 2008 and 2007, stock-based compensation cost was $49,028 and $21,470, respectively, and had no effect on basic and diluted loss per share.

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

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

The following table summarizes activity for all stock options for the years ended December 31, 2008 and 2007:

                                                         2008         2007
                                                       -------      -------
   Weighted-average fair value of options granted      $ 0.009      $ 0.044

At December 31, 2008, the value of the unvested portion of all outstanding stock options was $47,818 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately
2.0 years.

The fair values of the options granted during the years ended December 31, 2008 and 2007 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of return of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company's common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin no. 107, Share-Based Payment. The expected dividend yield is zero because the Company currently does not pay or expect to pay dividends to stockholders. The following are the weighted average assumptions used during the years ended December 31, 2008 and 2007:

                                              2008       2007
                                             ------     ------
                 Expected life in years       10.00      10.00
                 Risk-free interest rate     2.57 %     4.49 %
                 Volatility ............     3.69 %     3.05 %
                 Expected dividend yield          -          -

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

A summary of all option activity follows:

                                              Options Outstanding
                                        --------------------------------
                                                        Weighted Average
                                         Options         Exercise Price
                                        ----------      ----------------

         Balance, December 31, 2006      2,416,667           $.045
         Granted and assumed ......      2,610,000            .154
         Exercised ................        (66,667)           .026
         Forfeited ................       (633,333)           .081
                                        ----------           -----

         Balance, December 31, 2007      4,326,667           $.089
         Granted and assumed ......      3,330,000            .035
         Forfeited ................     (1,161,667)           .081
                                        ----------           -----

         Balance, December 31, 2008      6,495,000           $.062
                                        ==========           =====

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2008:

                                                     Weighted
                                                     Average
                                                    Remaining
                    Exercise        Options        Contractual         Options
                     Price        Outstanding      Life (Years)      Exercisable
                    --------      -----------      ------------      -----------
                    $ .020           140,000           0.5                    -
                    $ .025           350,000           0.5              350,000
                    $ .030           350,000           0.5              310,000
                    $ .035         3,000,000           0.5            3,000,000
                    $ .040           150,000           0.5              126,667
                    $ .050           250,000           0.5               25,000
                    $ .070           515,000           0.5              515,000
                    $ .090            90,000           0.5               25,833
                    $ .130         1,650,000           0.5              412,500
                                  -----------                        -----------
Total ............                 6,495,000                          4,765,000
                                  ===========                        ===========
Weighted Average
Exercise Price ...                     $.062                              $.046
                                  ===========                        ===========

Note 12 - Pension Plan

The Company has a 401(k) plan available to all employees who have completed 90 days of service and are at least 21 years old. Employees may contribute to the plan, subject to IRS limitations. The Company matches fifty percent (50%) of contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2008 and 2007 amounted to $49,080 and $48,683, respectively.

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

Note 13 - Corporate Income Taxes

The provisions for income tax expense (benefit) consist of the following components:

                                               2008              2007
                                           -----------       -----------
       Current
         Federal ....................      $         -       $         -
         State ......................                -                 -
                                           -----------       -----------
                                                     -                 -
       Deferred
         Federal ....................       (3,649,231)       (1,318,913)
         State ......................       (1,018,962)         (358,789)
                                           -----------       -----------
                                            (4,668,193)       (1,677,702)
         Valuation allowance increase        4,668,193         1,677,702
                                           -----------       -----------
                                                     -                 -
                                           -----------       -----------
                                           $         -       $         -
                                           ===========       ===========

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                      Federal                        State
                                             --------------------------    --------------------------
                                                 2008           2007           2008           2007
                                             -----------    -----------    -----------    -----------
Deferred Tax Assets:
  Net operating loss carryforward ........   $ 4,157,818    $ 2,532,612    $ 1,044,267    $   614,066
  Goodwill ...............................       525,126              -        152,752              -
  Accrued interest - stockholder .........       606,643        307,011        176,464         89,305
  Deferred revenue .......................       111,311        128,845         32,379         37,479
  Allowance for bad debts ................         1,752          2,014            510            586
                                             -----------    -----------    -----------    -----------

      Gross Deferred Tax Asset ...........     5,402,650      2,970,482      1,406,372        741,436

Deferred Tax Liabilities:
  Property and equipment, Principally due
   to differences in depreciation ........       (59,823)       (67,416)       (17,402)       (19,610)
  Goodwill amortization ..................             -        (29,724)             -         (8,647)
                                             -----------    -----------    -----------    -----------

Net Deferred Tax Asset Before
  Valuation Allowance ....................     5,342,827      2,873,342      1,389,970        713,179
  Valuation allowance ....................    (5,342,827)    (2,873,342)    (1,389,970)      (713,179)
                                             -----------    -----------    -----------    -----------

      Net Deferred Tax Asset .............   $         -    $         -    $         -    $         -
                                             ===========    ===========    ===========    ===========

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2008 and 2007. Inherent uncertainty regarding the development of a market for the Company's products and services has prevented the Company from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2008 and 2007.

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $12,200,000 on a tax-reporting basis. The carryforward, if not utilized, will begin to expire as follows:

               Year Ending December 31,
                        2010 ..............   $   600,000
                        2019 ..............     1,000,000
                        2020 ..............     1,100,000
                        2021 ..............     1,700,000
                        2022 ..............     3,000,000
                        2023 ..............     4,800,000
                                              -----------
                                              $12,200,000
                                              ===========

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                    2008           2007
                                                -----------    -----------
     Federal income tax at statutory rates ..   $(2,565,388)   $(1,346,672)
     State income tax, net of federal benefit      (595,573)      (356,472)
     Valuation allowance ....................     3,146,276      1,677,702
     Other ..................................        14,685         25,442
                                                -----------    -----------
                                                $         -    $         -
                                                ===========    ===========

Note 14 - Related Party Transactions

The Company has four unsecured lines of credit and a note payable to the majority stockholder. (See Notes 7, 8 and 17).

                        TelVue Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

Note 15 - Segment Information

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates two business segments. One segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry. The other segment ("TPS") is a system for displaying a fully automated TV station-like display on a cable system access channel using computer based digital technology. The TPS segment includes PSG, which was acquired on March 12, 2007. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2008 and 2007, is as follows:

                                       ANI
Year Ended December 31, 2008        Services           TPS             Total
-----------------------------      -----------     -----------      -----------

Revenues ....................      $ 1,274,155     $ 2,434,129      $ 3,708,284
Depreciation and amortization            8,363       1,206,497        1,214,860
Operating income (loss) .....          621,937      (7,199,004)      (6,577,067)
Assets ......................          279,312       5,858,324        6,137,636
Capital expenditures ........                -         496,309          496,309

                                       ANI
Year Ended December 31, 2007        Services           TPS             Total
-----------------------------      -----------     -----------      -----------

Revenues ....................      $ 1,364,543     $ 2,674,096      $ 4,038,639
Depreciation and amortization           36,977         892,623          929,600
Operating income (loss) .....          478,790      (3,607,806)      (3,129,016)
Assets ......................          348,671       8,854,683        9,203,354
Capital expenditures ........                -         996,581          996,581


Note 16 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Accrued Expenses and Notes Payable.

The carrying amount approximates fair market value because of the short maturity of those instruments.

Note 17 - Subsequent Events

On March 2, 2009, the Company entered into an additional line of credit with the majority stockholder in the amount of $400,000.

EXHIBITS

The following is a list of exhibits filed with, or incorporated by reference into, this report (those exhibits marked with an asterisk are filed herewith and those exhibits marked "(CP)" are management contracts or compensatory arrangements in which a director or executive officer participates):

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

3.5 Form of copy of Amendment of Certificate of Incorporation of TelVue, filed September 25, 1995 (incorporated by reference to the TelVue's Form 10-QSB for the period ended September 30, 1995, (the September 30, 1995 Form 10-QSB), File No. 000-17170).

4.1 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of TelVue's Registration Statement on Form S-8, dated September 23, 1999), (the "1999 Stock Option Plan") File No. 000-17170).
       (CP)

4.2 Form of ISO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to TelVue's Annual Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-KSB") File No. 000-17170). (CP)

4.3 Form of NQSO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to the 1999 Form 10-KSB, File No. 000-17170). (CP)

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q, File No. 000- 17170).

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

10.10 Retirement Agreement dated April 29, 2004 between TelVue and Frank J. Carcione (incorporated by reference to the December 31, 2004 Form 10-KSB, File No. 000-17170). (CP)

10.11 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170). (CP)

10.12  Summary of Executive Compensation, as amended. (CP) *

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

10.18 Separation Agreement by and between TelVue and Stanley Greene, dated December 29, 2006 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170). (CP)

10.19 Separation Agreement by and between TelVue and Irene DeZwaan, dated February 8, 2007 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170). (CP)

10.20 Amendment of Form 8-K filed by TelVue Corporation ("TelVue") on March 13, 2007 (the "Original 8-K") to include the information required by Item
       9.01 of the Form 8-K in connection with TelVue's acquisition of Princeton Server Group, Inc. ("PSG") incorporated by reference to the May 12, 2007 Form 8-K/A, File No. 000-17170).

10.21 Line of Credit Note, dated December 21, 2007, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 21, 2007, File No. 000-17170).

10.22 Separation Agreement by and between TelVue and Joseph Murphy, dated December 31, 2008 (incorporated by reference to the December 31, 2008 Form 8-K, File No. 000-17170). (CP)

10.23 Line of Credit Note, dated March 2, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on March 5, 2009, File No. 000-17170).

10.24 Fifth Amendment to Office Lease Agreement Dated March 16, 2009, between TelVue and The Bloom Organization of South Jersey, LLC. *

11. Statement re: Computation of Per Share Earnings (see Note 10 to TelVue's December 31, 2008 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm. *

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). *

31.2 Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a). *

32.1   Certification of President Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELVUE CORPORATION


DATED:  03/31/09                    By: /s/Jesse Lerman
                                    -------------------
                                    Jesse Lerman
                                    President and Chief Executive Officer


DATED:  03/31/09                    By: /s/John Fell
                                    ----------------
                                    John Fell
                                    Treasurer-Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                     DATE


/s/ H.F. Lenfest                   Chairman of the               03/31/09
------------------                 Board and Director
H.F. Lenfest

/s/ Joy Tartar                     Director                      03/31/09
------------------
Joy Tartar

/s/ Robert Lawrence                Director                      03/31/09
------------------
Robert Lawrence

/s/ Jesse Lerman                   Director                      03/31/09
------------------
Jesse Lerman

                                  EXHIBIT INDEX

10.12  Summary of Executive Compensation, as amended. *

10.24 Fifth Amendment to Office Lease Agreement Dated March 16, 2009, between TelVue and The Bloom Organization of South Jersey, LLC. *

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm. *

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). *

31.2   Certification of Treasurer-Controller pursuant Rule 13a-14(a) or
       15d-14(a). *

32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.