Form 10-Q
period 2009-03-31
TELVUE CORP
filed 2009-05-15
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [_]        Accelerated filer [_]
         Non-accelerated filer [_]          Smaller reporting company [X]
         (Do not check if a smaller
            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Number of shares of registrant's common stock outstanding as of April 21, 2009:
48,561,644 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2009
         (unaudited) and as of December 31, 2008 ...........................   3

         Consolidated Statements of Operations for the three months ended
         March 31, 2009 (unaudited) and March 31, 2008 (unaudited) .........   4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2009 (unaudited) and March 31, 2008 (unaudited) .........   5

         Notes to Consolidated Financial Statements (unaudited) ............   6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  25

         Item 4T. Controls and Procedures ..................................  25


PART II. OTHER INFORMATION

         Item 6.  Exhibits .................................................  26

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        TELVUE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2009            2008
                                                   ------------    ------------
ASSETS                                              (Unaudited)          *

CURRENT ASSETS
  Cash and cash equivalents ....................   $     58,737    $    250,698
  Accounts receivable - trade, net of
   Allowances of $7,524 at March 31,
   2009 and $5,700 at December 31, 2008 ........        744,860         560,579
  Inventory ....................................        277,977         266,032
  Prepaid expenses .............................        101,950          54,636
                                                   ------------    ------------
     TOTAL CURRENT ASSETS ......................      1,183,524       1,131,945

PROPERTY AND EQUIPMENT .........................      7,273,330       7,235,689
  Less accumulated depreciation ................      6,139,441       6,051,809
                                                   ------------    ------------
                                                      1,133,889       1,183,880

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $1,280,607 at March 31, 2009 and
   $1,132,969 at December 31, 2008 .............      3,268,113       3,415,751

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER .......        397,260         397,260

OTHER ASSETS ...................................         10,430           8,800

                                                   ------------    ------------
                                                   $  5,993,216    $  6,137,636
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade .....................   $    314,545    $    315,236
  Accrued expenses .............................        498,840         444,659
  Deferred service revenue .....................        460,660         359,764
  Other liabilities ............................          1,707           1,784
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES .................      1,275,752       1,121,443

LINES OF CREDIT - MAJORITY STOCKHOLDER .........     16,350,000      15,950,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ............        541,000         541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ........      2,150,922       1,960,708

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
  shares authorized, 48,461,644 and 48,461,644
  shares issued and outstanding at March 31,
  2009 and December 31, 2008, respectively .....        484,616         484,617
 Additional paid-in capital ....................      4,877,353       4,877,353
 Accumulated deficit ...........................    (19,686,427)    (18,797,485)
                                                   ------------    ------------
                                                    (14,324,458)    (13,435,515)
                                                   ------------    ------------
                                                   $  5,993,216    $  6,137,636
                                                   ============    ============
* Derived from audited financial statements.

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------    ------------
REVENUES
  TPS services .................................   $    626,315    $    449,500
  ANI services .................................        297,430         306,357
                                                   ------------    ------------
                                                        923,745         755,857
COST OF REVENUES
  TPS services .................................        335,828         394,069
  ANI services .................................         95,342          85,553
                                                   ------------    ------------
TOTAL COST OF REVENUES .........................        431,170         479,622
                                                   ------------    ------------
GROSS MARGIN ...................................        492,575         276,235

OPERATING EXPENSES
  Selling and marketing ........................        233,602         449,341
  General and administrative ...................        672,752         853,156
  Depreciation and amortization ................        284,951         298,146
                                                   ------------    ------------
                                                      1,191,305       1,600,643
                                                   ------------    ------------
OPERATING LOSS .................................       (698,730)     (1,324,408)

OTHER INCOME (EXPENSE)
  Interest income ..............................              2             303
  Interest expense .............................       (190,214)       (255,516)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ...................       (190,212)       (255,213)
                                                   ------------    ------------
NET LOSS .......................................   $   (888,942)   $ (1,579,621)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $       (.02)   $       (.03)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC AND DILUTED ............................     48,461,644      48,433,074
                                                   ============    ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2009            2008
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ......................................    $  (888,942)    $(1,579,621)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization ...............        284,951         298,146
Changes in assets and liabilities:
   Accounts receivable - trade .................       (184,281)        179,382
   Inventory ...................................        (11,945)        (43,305)
   Prepaid expenses ............................        (47,314)        (58,819)
   Other Assets ................................         (1,630)              -
   Accounts payable - trade ....................           (691)       (244,868)
   Accrued expenses ............................         54,102         147,960
   Deferred service revenue ....................        100,896           3,358
   Accrued interest - majority stockholder .....        190,214         255,516
                                                    -----------     -----------
    NET CASH (USED IN) OPERATING ACTIVITIES ....       (504,640)     (1,042,251)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..........        (87,321)       (126,669)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
     stockholder ...............................        400,000       1,200,000
                                                    -----------     -----------
NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS ....................................       (191,961)         31,080

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ..........................        250,698         225,660
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......    $    58,737     $   256,740
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

                        TELVUE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management of TelVue Corporation ("TelVue" or the "Company"), the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008.

Going Concern and Management's Plan
-----------------------------------

The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a "going concern," which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Conditions exist, however, that cast doubt about the Company's ability to continue as a "going concern." In order to fund operations, the Company relies on funds drawn on lines of credit held by the Company with its majority stockholder who is also a director, H.F. (Gerry) Lenfest. Based on the Company's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain the Company's operations for the next 12 month period. Funding the Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other alternatives. While management is working towards mitigating the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that management will be successful.

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

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in TelVue's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

At December 31, 2008, management determined that the goodwill acquired with the PSG acquisition was impaired and an impairment charge of $1,921,405 was recognized.

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

2. ACQUISITION
   -----------

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG, in addition to the cancellation of a warrant that was issued in conjunction with the loan. The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with its majority stockholder, Mr. Lenfest. The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the Company's TelVue Products and Services ("TPS") operating segment.

Upon closing of the acquisition, the Company made preliminary estimates of the fair values of the assets and liabilities for consolidation. The Company has since obtained a third-party valuation for many of the assets and liabilities acquired. There were no material differences between the preliminary estimates and the final valuations. The amount of purchase price allocated to software is $3,600,000, patent applications is $788,000, other finite-lived intangible assets is $160,000, trademarks is $397,000 and goodwill is $1,921,405. As was mentioned above, an impairment charge was recognized related to the goodwill, eliminating this balance as of December 31, 2008. The trademarks have been assigned an indefinite life.

The accompanying financial statements include the operations of PSG since the date of acquisition.

3. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

No income taxes or interest were paid during the three months ended March 31, 2009 or 2008.

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2009 and 2008, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit from continuing operations for the three months ended March 31, 2009 and 2008 consisted of the following components:

                                               2009         2008
                                            ---------    ---------
             Current
              Federal ...................   $       -    $       -
              State .....................           -            -
                                            ---------    ---------
                                                    -            -
             Deferred
              Federal ...................     730,000      531,000
              State .....................     228,000      142,000
                                            ---------    ---------
                                              958,000      673,000
             Valuation allowance increase    (958,000)    (673,000)
                                            ---------    ---------
                                                    -            -
                                            ---------    ---------
                                            $       -    $       -
                                            =========    =========

TelVue recorded an increase in valuation allowance of $958,000 at March 31, 2009 which reduced its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $13,000,000 on a tax-reporting basis as of March 31, 2009. The carry forward will begin to expire in 2010, if not utilized.

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

6. NOTES PAYABLE AND LINE OF CREDIT - MAJORITY STOCKHOLDER
   -------------------------------------------------------

Note Payable - Majority Stockholder
-----------------------------------

On June 16, 2005, the members of the Board of Directors of the Company and Mr. Lenfest, a director and the majority stockholder of the Company, extended the maturity date of a promissory note in the principal amount of $541,000 issued by the Company and currently held by Mr. Lenfest (the "Science Note") to January 1, 2011. The Science Note was originally issued by the Company to Science Dynamics Corporation ("Science") and was payable December 31, 1996. In January 1995, Mr. Lenfest purchased the Science Note from Science. The Science Note is non-interest bearing.

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TelVue Virtual Television Network ("TVTN"). Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The Line of Credit is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The Note was exhausted by the end of 2007. As of March 31, 2009, accrued interest due on the 2005 Note was $764,129.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note with Mr. Lenfest, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of March 31, 2009, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the Note. As of March 31, 2009, accrued interest due on the 2006 Note was $1,318,245.

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

On March 12, 2007, PSG was acquired by TelVue for $6,100,000, the forgiveness of the PSG Note and cancellation of the warrant (described above). TelVue borrowed the $6,100,000 from Mr. Lenfest under the 2006 Note to fund the acquisition. PSG develops high performance digital video systems, appliances and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets its product to local Cable TV Public, Education and Government Local Access Channels ("PEG Channels") and Local Origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its TVTN Network with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As of March 31, 2009, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the Note. As of March 31, 2009, accrued interest due on the 2007 Note was $67,733.

Line of Credit (2009 Q1 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009 in the principal amount of $400,000 (the "2009 Q1 Note"). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note. As a result of the exhaustion of the 2007 Note, TelVue began drawing on the 2009 Q1 Note on March 3, 2009. As of March 31, 2009, TelVue had borrowed $250,000 under the 2009 Q1 Note, with accrued interest due of $815.

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENT
   -------------------------------

Based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(TM) Server Product Line and services such as WEBUS(R) and PEG.TV(TM). The TelVue Princeton(TM) Server Product Line includes high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. The second segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry.

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2009 and 2008, is as follows:

Three months ended March 31, 2009          ANI           TPS           Total
------------------------------------   -----------   -----------    -----------
Revenues ...........................   $   297,430   $   626,315    $   923,745
Depreciation and amortization ......        44,094       240,857        284,951
Operating income/(loss) ............        99,985      (798,715)      (698,730)
Interest expense ...................        41,846       148,366        190,212
Net income/(loss) ..................        58,139      (947,081)      (888,942)
Capital expenditures ...............             -        87,321         87,321

Three months ended March 31, 2008          ANI           TPS           Total
------------------------------------   -----------   -----------    -----------
Revenues ...........................   $   306,357   $   449,500    $   755,857
Depreciation and amortization ......        39,548       258,598        298,146
Operating income/(loss) ............       113,919    (1,438,327)    (1,324,408)
Interest expense ...................        42,966       212,247        255,213
Net income/(loss) ..................        70,953    (1,650,574)    (1,579,621)
Capital expenditures ...............             -       126,669        126,669


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in this Quarterly Report on Form 10-Q. These forward-looking statements may include declarations regarding the Company's belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company's business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such information should not be regarded as a representation by TelVue or any other person that the Company's objectives and plans will be achieved.

OVERVIEW OF COMPANY:

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

TelVue operates two business segments. The first segment, TelVue Products and Services ("TPS"), includes equipment such as the TelVue Princeton(TM) Server Product Line and services such as WEBUS(R) and PEG.TV(TM). The TelVue Princeton(TM) Server Product Line includes high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. The second segment is a marketing and service division, which sells automatic number identification ("ANI") telecommunications services to the cable television industry.

During the second quarter of 2008, the Company embarked upon a new branding and sales re-organization plan. The new branding consolidated certain of the Company's products and services under one name - TPS. The services formerly referred to as TelVue Virtual Television Networks ("TVTN") collectively are now -referred to as follows:

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

The products formerly referred to as Princeton Server Group are now known as the TelVue Princeton(TM) Server Product Line. These products offer high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton(TM) Server Product Line includes, but is not limited to:

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

In 2003, TelVue developed the WEBUS(R) service. WEBUS(R) is a digital signage system for displaying a fully-automated, TV station-like display on a cable system access channel using computer-based digital technology. WEBUS(R) displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full-motion video clips. TelVue is currently marketing WEBUS(R) and its other products and services to municipal governments, K-12 school districts, higher education institutions, cable Multi-System Operators ("MSOs"), and other broadcasters as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels ("PEG Channels") or Local Origination channels. Currently, most municipalities use a simple TV display made up of only text messages with background music. TelVue directly charges the municipalities a start-up and yearly support fee. For some clients, a sponsorship program helps locate regional and national businesses as sponsors or underwriters for TelVue clients to help defray TelVue charges. In return, the TelVue client places an acknowledgement of the sponsor's support on its town or school's access channel.

TelVue optionally offers video and graphics production services to its WEBUS(R) customers who do not have the capability to produce their own local videos or who desire a custom look and feel for their channel. WEBUS(R) customers also receive TelVue's WEBLINX(TM) plug-in application that transmits a town's WEBUS(R) messages and graphics directly to the town's website. If residents do not have cable TV access, they can easily view messages via the Internet.

While WEBUS(R) is well suited for broadcast digital signage and bulletin board, the TelVue Princeton(TM) Server Product Line provides digital server and broadcast automation technology to store, schedule, and playback long-form video during the local programming time allocated on the channels. TelVue acquired Princeton Server Group, Inc. ("PSG") because it believed, and continues to believe, the TelVue Princeton(TM) Server Product Line and WEBUS(R) together provides a complete technology and support solution to owners and operators of

PEG Channels and other Local Origination Channels. The PSG acquisition included four pending patents filed with the U.S. Patent Office. As a further integration of the two companies, TelVue introduced WEBUS Inside(TM) in the first quarter of 2009, which integrates the WEBUS(R) bulletin board technology into the TelVue Princeton(TM) broadcast servers on a single hardware platform. A multi-channel TelVue Princeton(TM) video server can run multiple independent WEBUS(R) feeds, automatically filling program gaps with community bulletin board and digital signage. This combination of broadcast digital signage and playback in a single server offers TelVue a competitive and cost advantage.

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

The WEB-EM(R) technology enables local management officials to send messages to residents over cell phones and email. This four-in-one technology provides simultaneous phone, email, website and television notification. While TelVue still maintains the WEB-EM(R) technology, the Company is not actively marketing it to customers due to soft initial sales, in addition to increased competition from companies focusing solely on the text messaging market.

To expand its sales reach, TelVue commenced a change in sales strategy to incorporate a third-party reseller network distribution method. This method broadens TelVue's sales reach by employing both locally-based and nationally-based resellers to create sales opportunities, supported by TelVue's internal sales staff, which should increase sales while reducing and delaying some sales expenses until a sale is consummated. This change in strategy resulted in a restructuring of TelVue's sales department, significantly reducing direct sales staff and management. To date, 13 resellers have been contracted. Many are still in the training and orientation process. To help expedite the impact of the Company's reseller relationships, TelVue launched a Partner Resource Center in March 2009 on the Company's website that includes training materials, videos, and sales tools to assist the Company's new resellers.

Additionally, in November 2008, TelVue reached an agreement with a leading U.S. designer, manufacturer, and supplier of a comprehensive line of broadband systems equipment to co-develop digital video storage products to be sold under the partner's brand. This original equipment manufacturer ("OEM") sales strategy is expected to complement the Company's reseller network and provide additional growth opportunities leveraging the Company's OEM partner's strong distribution channel and brand.

2008 Revenue and Business Model Refocus

There was a decrease in 2008 TelVue Princeton(TM) sales and revenue as well as a decrease in new WEBUS(R) subscriptions compared to 2007 that were largely attributed to the sponsorship business model approach that dominated the second half of 2007 and first half of 2008. TelVue's original TVTN business model relied on providing bulletin board and playback equipment to municipal access channels for no or low cost in exchange for the ability to broker PBS-like underwriting and deliver sponsored content on the channels. With thousands of PEG Channels across the United States, this sponsorship and content driven model had the potential to aggregate municipal access channels into the largest television network in the world. One of TelVue's primary reasons for acquiring PSG was to gain access to a long form programming storage and playback platform that could help realize the sponsorship business model while also providing owner economics and consolidation of the core broadcast technologies required. Despite early success selling the sponsorship model, this model did not scale for the Company primarily due to the challenges of scaling sponsor sales to offset the costs of providing the technology. Regional and national sponsor sales were not successful due to the fact that contiguous DMA coverage often expected in traditional television markets could not be guaranteed and precise PEG Channel viewership statistics are not available as they are on commercial television channels. Hyperlocal sponsor sales required a strong local presence and without consistent market coverage in a given region, the costs for a local presence simply did not scale. Additionally, many access stations resisted the idea of allowing a third party company to participate in programming and sponsor decisions on the channel, despite the many mutually positive benefits. The Company believes the focus on the sponsor model caused a negative market reaction to the Company's products in 2008, including the TelVue Princeton(TM) Server Product Line that had conversely seen growth from 2006 to 2007.

In the second half of 2008, the Company reacted to the market feedback and re-focused the business on the Company's technology, products, and services strengths. TelVue was re-branded by merging the TVTN WEBUS(R) technology and Princeton Server Group technology under one consistent brand, image, and sales model. TelVue now sells its products and services without sponsorship to empower hyperlocal channels to improve quality, streamline operations, and future-proof with modern technologies. Although the business model changes naturally impacted 2008 performance, the Company is optimistic that the refocusing back to its core strengths as a broadcast technology company has been successful. The marketplace has already reacted favorably, and coupled with the Company's new reseller strategy we are very optimistic about returned growth in 2009. Additionally, with a restructuring in 2008 largely to eliminate positions that no longer were a fit with the Company's new focus, the Company has significantly improved its cost structure. TelVue's first quarter 2009 results corroborate these positive changes and include a 23% overall increase in revenue, a 39% increase in TPS segment revenue, a 158% increase in new sales orders, and a 25% decrease in operational expenses all compared to the same period 2008.

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

CRITICAL ACCOUNTING POLICIES

In presenting TelVue's financial statements in conformity with accounting principles generally accepted in the United States, TelVue is required to make certain estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions TelVue is required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of TelVue's control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to TelVue's consolidated results of operations, financial position and liquidity. TelVue believes that the estimates and assumptions it used when preparing its financial statements were the most appropriate at that time. Presented below are those accounting policies that TelVue believes require subjective and complex judgments that could potentially affect reported results.

Use of Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon TelVue's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires TelVue to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above-described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Goodwill and Other Intangibles

Goodwill and other intangibles are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. As of December 31, 2008, based on concerns over TelVue's net loss and negative cash flow, uncertainty regarding future cash flows and uncertainty whether the current carrying value of the Goodwill related to the PSG acquisition will be recovered by future cash flows, management determined that the carrying value of this Goodwill was impaired, and the Company recorded a $1,921,405 charge to write off this Goodwill. As a result, the net loss for 2008 was increased by this amount to $7,545,259. Had management not made this subjective determination, the Company would not have recorded this charge.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to its TelVue Princeton(TM) Server Product Line upon shipment of the equipment to customers. Revenues related to TelVue's WEBUS(R) and PEG.TV(TM) services are recognized on a monthly basis, being amortized over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades. The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. If the Company chose to recognize these revenues when payments were received under these agreements, then the Company would recognize more revenue in earlier periods and would not record any deferred revenues. TelVue believes that its practice allows the Company to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles. Revenue related to TelVue's ANI service is recognized in the month the service is provided.

Stock-Based Compensation

TelVue accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses a Black-Scholes option-pricing valuation model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of TelVue's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The above listing is not intended to be a comprehensive list of all the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See TelVue's audited financial statements and related notes included in its Annual Report on Form 10-K for December 31, 2008, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS:

Beginning in January 2008, TelVue began a weighted allocation of all compensation, general and administrative, interest and amortization expenses between ANI and TPS. Previously, only a minimal amount of expenses were allocated between business segments.

During 2008, TelVue conducted two separate reductions in workforce. Combined, they involved the elimination of 14 full-time positions and resulted in net expense savings of approximately $550,000 for the calendar year 2008, which was recognized across all departments and business segments.

In March 2009, TelVue conducted an additional reduction in workforce, involving the elimination of 5 full-time positions, with a combined salary of $359,000.

The following discussion deals with the increase in operating income for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, and the reasons for the increases. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box. TelVue also discusses the marketing of its TPS segment and the changes in TPS revenue and expenses.

                                    March 31,      March 31,      $ Change       % Change
                                       2009           2008       Fav/(Unfav)    Fav/(Unfav)
                                   -----------    -----------    -----------    -----------
Revenues
   TPS .........................   $   626,315    $   449,500    $   176,815          39.3
   ANI Services ................       297,430        306,357         (8,927)         (2.9)

Cost of Revenues
   TPS .........................       335,828        394,069         58,241          14.8
   ANI Services ................        95,342         85,553         (9,789)         (1.1)

Operating Expenses
   Selling and marketing .......       233,602        449,341        215,739          48.0
   General and administrative ..       672,752        853,156        180,404          21.1
   Depreciation and amortization       284,951        298,146         13,195           4.4
                                   -----------    -----------    -----------    -----------

Operating Loss .................      (698,730)    (1,324,408)       625,678          47.2

Other Income (Expense) .........      (190,212)      (255,213)        65,001          25.5
                                   -----------    -----------    -----------    -----------

Net Loss .......................   $  (888,942)   $(1,579,621)   $   690,679          43.7
                                   ===========    ===========    ===========    ===========

The TPS segment had an operating loss of $798,715 for the three months ended March 31, 2009, compared to an operating loss of $1,438,327 for the three months ended March 31, 2008 primarily due to a 39% increase in TPS segment revenue, in addition to savings related to the reduction in workforce. The ANI segment had operating income of $99,985 for the three months ended March 31, 2009, compared to $113,919 for the three months ended March 31, 2008. The decrease in operating income for the ANI segment was mainly a result of a change in the allocation of expenses whereby a slightly higher percentage of expenses were allocated to the ANI segment than in 2008.

Revenues

TPS revenue increased $176,815 for the three months ended March 31, 2009, compared to the same period of 2008. The majority of the revenue increases were attributed to an increase in TelVue Princeton(TM) Server Product Line sales, in addition to an increase in consulting revenue related to technical consulting services TelVue provides to specific customers. These increases were offset by declines in sponsorship revenue due to the previously mentioned change in direction of TelVue moving away from a sponsorship driven sales model.

TPS segment sales orders increased by 158% for the three months ended March 31, 2009 compared to the same three months in 2008. The increased sales orders included significant multi-server orders received in two new vertical markets, Cable Leased Access, and Professional Broadcasting. The Company's TelVue Princeton(TM) products provide MSOs that must run Leased Access channels a way to unify equipment and reduce operation costs through centralization. TelVue's cost-effective TelVue Princeton(TM) B100 model is the heart of the Company's Edgecasting for Professional Broadcasters that allows content providers who traditionally broadcast to multiple head-ends over 24x7 Satellite feeds to instead deliver content over the Internet to edge video servers. Edgecasting allows distribution cost savings and the ability to further localize content regionally, especially important for ad networks.

ANI services revenue decreased of $8,927 for the three month period ended March 31, 2009, when compared to the same period of 2008. As expected, pay-per-view buy revenue decreased $7,445 for the three months ended March 31, 2009, and pay-per-view plus revenue decreased $12,783 for the three months ended March 31, 2009 when compared to the same periods of 2008. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2008 (as discussed below). These declines were offset by an increase of $7,618 in program number revenue along with an increase of $3,698 in feature revenue. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

As of March 31, 2009, TelVue was serving approximately 4.1 million full-time cable subscribers compared to approximately 4.6 million full-time cable subscribers served as of March 31, 2008. Cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service, which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment decreased $58,241 for the three months ended March 31, 2009, when compared to the same period of 2008, primarily as a result of savings in compensation related to the reductions in workforce, offset by an increase in the cost of sales related to the consulting revenue.

ANI cost of revenues increased $9,789 for the three months ended March 31, 2009, when compared to the same period of 2008. This increase was primarily due to an increase in compensation expense related to a higher percentage expenses being allocated to the ANI segment.

Selling and Marketing Expenses

Selling expenses related to the TPS segment decreased $208,216 for the three months ended March 31, 2009, when compared to the same period of 2008. This decrease was attributed to the previously discussed reduction in workforce, in addition to savings in consulting expenses related to the elimination of outside sponsorship sales and marketing consultants.

Selling expenses related to the ANI service decreased $7,523 for the three months ended March 31, 2009 when compared to the same period of 2008. This decrease was primarily the result of savings in compensation related to the reduction in workforce.

General and Administrative Expenses

TPS general and administrative expenses decreased $178,598 for the three months ended March 31, 2009 when compared to the same period of 2008. This decrease was related to the reduction in workforce, combined with savings in outside consulting expenses and lower recruitment expense in 2009 compared to 2008.

ANI segment general and administrative expenses decreased $1,805 for the three months ended March 31, 2009, when compared to the same period of 2008, primarily a result savings related to the reduction in workforce, offset by increases in expense related to the previously mentioned change in allocation percentages, where a higher percentage of expenses are being allocated to the ANI segment.

Net Loss

TelVue had a net loss of $888,942 for the three months ended March 31, 2009, compared to a net loss of $1,579,621 for the three months ended March 31, 2008, primarily due to an increase in products and service revenues when compared to 2008, in addition to savings in compensation related to the previously mentioned reductions in workforce.

Income Taxes

At March 31, 2009 and 2008, TelVue recorded valuation allowance increases of $958,000 and $673,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $13,000,000 on a tax-reporting basis as of March 31, 2009 (see
Note 5 of TelVue's accompanying financial statements).

Depreciation and Amortization

TelVue purchased $87,321 of equipment during the three months ended March 31, 2009 compared to $126,669 purchased during the three months ended March 31, 2008. The majority of the equipment purchased during the three months ended March 31, 2009 and 2008 was for software development and equipment related to the TPS segment. Depreciation and amortization expense decreased $13,195 for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008, as a result of fewer capital purchases, in addition to declining amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 24% of total operating expenses for the three months ended March 31, 2009.

As of March 31, 2009, TelVue maintained a bad debt reserve in the amount of $7,524, compared to a reserve of $6,961 as of March 31, 2008. The reserve was calculated based on the estimate that 1.0% of outstanding receivables would not be collected.

TelVue's days for sales in average accounts receivable was 64 days at March 31, 2009, compared to 47 days at March 31, 2008. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers for its ANI services. A 2% cash, 1% net 15 days discount is offered by TelVue for payments related to equipment purchases. TelVue had negative cash flow from operating activities of $504,640 for the three months ended March 31, 2009. The increase in cash flow compared to 2008 was primarily due to increases in TPS revenue and decrease in operating expenses across both business segments (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

Going Concern and Management's Plan

The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a "going concern," which assume that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Conditions exist, however, that cast doubt about TelVue's ability to continue as a "going concern." In order to fund operations, TelVue relies on funds drawn on lines of credit provided by its majority stockholder and director of the Company, H.F. (Gerry) Lenfest. Based on TelVue's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain TelVue's operations for the next 12 month period. Funding TelVue's future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing the accompanying financial statements, there can be no assurances that management will be successful.

The accompanying financial statements do not reflect adjustments that would be necessary if TelVue were unable to continue as a "going concern." If TelVue were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Funding

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Preferred Stock (as defined below) to Mr. Lenfest and from loans from Mr. Lenfest.

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

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TelVue Virtual Television Network ("TVTN"). Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. This line of credit is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The Note was exhausted by the end of 2007. As of March 31, 2009, accrued interest due on the 2005 Note was $764,129.

As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note. As of March 31, 2009, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the Note. As of March 31, 2009, accrued interest due on the 2006 Note was $1,318,245.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As of March 31, 2009, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the Note. As of March 31, 2009, accrued interest due on the 2007 Note was $67,733.

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000 (the "2009 Q1 Note"). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate on the 2009 Q1 Note is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note. As a result of the exhaustion of the 2007 Note, TelVue began drawing on the 2009 Q1 Note on March 3, 2009. As of March 31, 2009, TelVue had borrowed $250,000 under the 2009 Q1 Note, with accrued interest due of $815.

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

TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. During the quarter ended March 31, 2009, TelVue had 95,000 full and part-time subscribers cancel service and no new subscribers were added to the ANI service. Cable operators have cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financing from Mr. Lenfest under the 2005 Note, 2006 Note and 2007 Notes has been exhausted. As a result of this, TelVue secured the 2009 Q1 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note, 2006 Note and 2007 Note have helped, and the 2009 Q1 Note will help, to fund the growth of TPS. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TPS. However, there can be no assurance that its marketing efforts will be successful.

The Company does expect to see some adverse effects on sales in 2009 due to the current economic conditions, primarily in the public, education and government markets. The Company does anticipate some of this being offset by federal stimulus dollars being allocated to these markets. Additionally, the Company feels that expansion into markets outside of these will broaden the Company's sources of revenue which will help to offset any revenue declines related to the economy.

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

10.11 Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

10.12 Summary of Executive Compensation, as amended (incorporated by reference to the December 31, 2008 Form 10-K ("2008 Form 10-K"), File No. 000-17170).

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

10.22 Separation Agreement and Release by and between TelVue and Joseph M. Murphy, dated December 31, 2008 (incorporated by reference to the Form 8-K filed on January 6, 2009, File No. 000-17170).

10.23 Line of Credit Note, dated March 2, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on March 5, 2009. File No. 000-17170).

10.24 Fifth Amendment to Office Lease Agreement dated March 16, 2009 (incorporated by reference to the 2008 Form 10-K, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2009 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the 2008 Form 10-K, File No. 000-17170).

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

                                   TELVUE CORPORATION


DATED: 05/15/09                    By:  /s/ Jesse Lerman
                                        ----------------
                                        Jesse Lerman
                                        President (Chief Executive Officer)


DATED: 05/15/09                    By:  /s/ John Fell
                                        -------------
                                        John Fell
                                        Treasurer (Controller)


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