Form 10-Q
period 2009-06-30
TELVUE CORP
filed 2009-08-14
CIK 839443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of registrant's common stock outstanding as of August 11, 2009: 48,561,644 shares.

TELVUE CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

TELVUE CORPORATION AND SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008

ASSETS	(Unaudited)	*

CURRENT ASSETS
Cash and cash equivalents	$59,804	$250,698
Accounts receivable – trade, net of
Allowances of $69,752 at June 30,
2009 and $5,700 at December 31, 2008	743,984	560,579
Inventory	331,619	266,032
Prepaid expenses	78,863	54,636
TOTAL CURRENT ASSETS	1,214,270	1,131,945

PROPERTY AND EQUIPMENT	7,356,484	7,235,689
Less accumulated depreciation	6,269,477	6,051,809
	1,087,007	1,183,880

DEFINITE-LIVED INTANGIBLE ASSETS,
Net of accumulated amortization of
$1,428,245 at June 30, 2009 and
$1,132,969 at December 31, 2008	3,120,475	3,415,751

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER	397,260	397,260

OTHER ASSETS	10,430	8,800

	$5,829,442	$6,137,636

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade	$465,781	$315,236
Accrued expenses	328,396	444,659
Deferred service revenue	469,315	359,764
Other liabilities	599	1,784
TOTAL CURRENT LIABILITIES	1,264,091	1,121,443

LINES OF CREDIT – MAJORITY STOCKHOLDER	16,700,000	15,950,000

NOTE PAYABLE – MAJORITY STOCKHOLDER	541,000	541,000

ACCRUED INTEREST – MAJORITY STOCKHOLDER	2,349,738	1,960,708

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000
shares authorized, 48,561,644 and 48,461,644
shares issued and outstanding at June 30,
2009 and December 31, 2008, respectively	485,616	484,617
Additional paid-in capital	4,879,853	4,877,353
Accumulated deficit	(20,390,856)	(18,797,485)
	(15,025,387)	(13,435,515)
	$5,829,442	$6,137,636

*  Derived from audited financial statements.

The accompanying unaudited notes are an integral part of these statements.

TELVUE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
REVENUES
TPS services	$786,837	$505,975
ANI services	308,231	334,763
	1,095,068	840,738
COST OF REVENUES
TPS services	359,440	334,262
ANI services	82,424	125,713
TOTAL COST OF REVENUES	441,864	459,975
GROSS MARGIN	653,204	380,763

OPERATING EXPENSES
Selling and marketing	280,950	479,543
General and administrative	600,198	791,259
Depreciation and amortization	277,673	304,744
	1,158,821	1,575,546
OPERATING LOSS	(505,617)	(1,194,783)

OTHER INCOME (EXPENSE)
Interest income	2	64
Interest expense	(198,816)	(230,750)
TOTAL OTHER INCOME (EXPENSE)	(198,814)	(230,686)
NET LOSS	$(704,431)	$(1,425,469)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.03)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
BASIC AND DILUTED	48,539,666	48,437,783

The accompanying unaudited notes are an integral part of these statements.

TELVUE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
REVENUES
TPS services	$1,413,152	$955,475
ANI services	605,661	641,120
	2,018,813	1,596,595
COST OF REVENUES
TPS services	695,268	728,331
ANI services	177,766	211,266
TOTAL COST OF REVENUES	873,034	939,597

GROSS MARGIN	1,145,779	656,998

OPERATING EXPENSES
Selling and marketing	514,552	928,884
General and administrative	1,272,950	1,644,415
Depreciation and amortization	562,624	602,890
	2,350,126	3,176,189
OPERATING LOSS	(1,204,347)	(2,519,191)

OTHER INCOME (EXPENSE)
Interest income	4	367
Interest expense	(389,030)	(486,266)
TOTAL OTHER INCOME (EXPENSE)	(389,026)	(485,899)

NET LOSS	$(1,593,373)	$(3,005,090)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.03)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
BASIC AND DILUTED	48,500,871	48,435,429

The accompanying unaudited notes are an integral part of these statements

TELVUE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,593,373)	$(3,005,090)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation and amortization	562,624	602,890
Changes in assets and liabilities:
Accounts receivable - trade	(183,405)	133,192
Inventory	(65,587)	(124,882)
Prepaid expenses	(24,227)	(26,502)
Other Assets	(1,630)	-
Accounts payable - trade	150,545	(433,870)
Accrued expenses	(117,447)	80,849
Deferred service revenue	109,551	51,807
Accrued interest – majority stockholder	389,030	486,266
NET CASH (USED IN) OPERATING ACTIVITIES	(773,919)	(2,235,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(170,475)	(207,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit – majority
stockholder	750,000	2,425,000
Issuance of common stock	3,500	999

NET CASH PROVIDED BY FINANCING ACTIVITIES	753,500	2,425,999

NET DECREASE IN CASH AND CASH EQUIVALENTS	(190,894)	(17,118)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	250,698	225,660

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,804	$208,542

The accompanying unaudited notes are an integral part of these statements.

TELVUE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

Summary Financial Information and Results of Operations

In the opinion of management of TelVue Corporation (“TelVue” or the “Company”), the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.

Going Concern and Management’s Plan

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

Interim Financial Information

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in TelVue’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of TelVue and Princeton Server Group, Inc. (“PSG”), which was acquired on March 12, 2007 and was maintained as a wholly-owned subsidiary until February 28, 2008, on which date PSG was merged into TelVue.  From the date of the acquisition of PSG until the merger date, intercompany accounts and transactions were eliminated in consolidation.  Since the merger date, the accounts of PSG have been included directly within TelVue’s accounts.

Business Combination

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations," the Company accounts for all business combinations by the purchase method.  Furthermore, the Company recognizes intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

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

Intangible assets with indefinite lives and goodwill are not amortized.  The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired.  All goodwill is assigned to reporting units, which are one level below TelVue’s operating segments.  Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination.  The Company performs impairment tests of goodwill at each reporting unit level.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through August 14, 2009, the date it issued these financial statements.  The adoption of SFAS 165 did not have an impact on our financial position, results of operations or cash flows, other than the disclosures required by SFAS 165.

2. ACQUISITION

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of PSG for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG, in addition to the cancellation of a warrant that was issued in conjunction with the loan.  The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with its majority stockholder, Mr. Lenfest.  The Company accounts for this acquisition as a business combination under the purchase method of accounting. The results of PSG are included in the Company's TelVue Products and Services (“TPS”) operating segment.

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

3.  SUPPLEMENTAL CASH FLOW INFORMATION

No income taxes or interest were paid during the six months ended June 30, 2009 or 2008.

4.  EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock.  Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.  Because of the net loss available to common stockholders for the six months ended June 30, 2009 and 2008, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit for the six months ended June 30, 2009 and 2008 consisted of the following components:

	2009	2008
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	397,000	974,000
State	141,000	263,000
	538,000	1,237,000
Valuation allowance increase	(538,000)	(1,237,000)
	-	-
Total	$-	$-

TelVue recorded an increase in valuation allowance of $538,000 and $1,237,000 for the six months ending June 30, 2009 and 2008, respectively, to reduce its deferred tax asset to zero.  The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue’s net operating loss carryforward.  TelVue's federal net operating loss carryforward was approximately $13,000,000 on a tax-reporting basis as of June 30, 2009.  The carryforward will begin to expire in 2010, if not utilized.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

6.  NOTES PAYABLE AND LINES OF CREDIT – MAJORITY STOCKHOLDER

Note Payable – Majority Stockholder

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

Line of Credit (2005 Note) – Majority Stockholder

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the ”2005 Note”).  The 2005 Note was secured to provide funding to grow the TelVue Virtual Television Network (“TVTN”).  Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable.  The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011.  The 2005 Note was exhausted by the end of 2007.  As of June 30, 2009, accrued interest due on the 2005 Note was $812,661.

Line of Credit (2006 Note) – Majority Stockholder

On November 3, 2006, the Company entered into an additional Line of Credit Note with Mr. Lenfest, in the principal amount of $10,000,000 (the “2006 Note”).  Under the 2006 Note, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable.  The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed.  Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of June 30, 2009, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the 2006 Note.  As of June 30, 2009, accrued interest due on the 2006 Note was $1,438,596.

On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note to loan to PSG to fund their operating expenses (the “PSG Note”).  The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum.  No payments of principal or interest were due until July 1, 2007.  Under the PSG Note, interest accrued through July 1, 2007 was to be added to the principal.  Interest was payable monthly from July 1, 2007 through January 1, 2008.  The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012.  The Company had the option to convert the unpaid principal balance of the PSG Note and all accrued interest into common stock of PSG.  In connection with the PSG Note, TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016.  The PSG Note was forgiven and the warrant was canceled on March 12, 2007, in connection with TelVue’s acquisition of all of the outstanding stock of PSG.

On March 12, 2007, PSG was acquired by TelVue for $6,100,000, the forgiveness of the PSG Note and cancellation of the warrant (described above).  TelVue borrowed the $6,100,000 from Mr. Lenfest under the 2006 Note to fund the acquisition.  PSG develops high performance digital video systems, appliances and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  PSG markets its product to local Cable TV Public, Education and Government Local Access Channels (“PEG Channels”) and Local Origination broadcast stations, professional broadcast stations and schools and universities.  TelVue acquired PSG as a complement to TVTN with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

Line of Credit (2007 Note) – Majority Stockholder

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000 (the “2007 Note”). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed.  Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note.  As of June 30, 2009, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the 2007 Note.  As of June 30, 2009, accrued interest due on the 2007 Note was $92,909.

Line of Credit (2009 Q1 Note) – Majority Stockholder

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009 in the principal amount of $400,000 (the “2009 Q1 Note”). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed.  Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note.    As of June 30, 2009, TelVue had borrowed $400,000 under the 2009 Q1 Note, fully exhausting the 2009 Q1 Note.  As of June 30, 2009, accrued interest due on the 2009 Q1 Note was $5,060.

Line of Credit (2009 Q2 Note) – Majority Stockholder

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on June 8, 2009 in the principal amount of $500,000 (the “2009 Q2 Note”). The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed.  Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note.  As a result of the exhaustion of the 2009 Q1 Note, TelVue began drawing on the 2009 Q2 Note on June 9, 2009.  As of June 30, 2009, TelVue had borrowed $200,000 under the 2009 Q2 Note, with accrued interest due on the 2009 Q2 Note of $512.

7.  RELATED PARTY TRANSACTIONS

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENT

Based on the criteria set forth in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton™ Server Product Line and services such as WEBUS® and PEG.TV™.  The TelVue Princeton™ Server Product Line includes high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet. The second segment is a marketing and service division, which sells automatic number identification (“ANI”) telecommunications services to the cable television industry.

Summarized financial information by reporting segment as of and for each of the six months ended June 30, 2009 and 2008, is as follows:

Six months ended June 30, 2009	TPS	ANI	Total
Revenues	$1,413,152	$605,661	$2,018,813
Depreciation and amortization	474,536	88,088	562,624
Operating income/(loss)	(1,424,735)	220,388	(1,204,347)
Interest expense-net	303,443	85,583	389,026
Net income/(loss)	(1,728,178)	134,805	(1,593,373)
Capital expenditures	170,475	-	170,475

Six months ended June 30, 2008	TPS	ANI	Total
Revenues	$955,475	$641,120	$1,596,595
Depreciation and amortization	525,485	77,405	602,890
Operating income/(loss)	(2,739,282)	220,091	(2,519,191)
Interest expense-net	406,077	79,822	485,899
Net income/(loss)	(3,145,359)	140,269	(3,005,090)
Capital expenditures	207,777	-	207,777

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in this Quarterly Report on Form 10-Q.  These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 discusses financial projections, information or expectations about the Company’s products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such information should not be regarded as a representation by TelVue or any other person that the Company’s objectives and plans will be achieved.

OVERVIEW OF COMPANY:

TelVue Corporation, a Delaware corporation ("TelVue" or the “Company”), was incorporated on November 26, 1986.  Until December 30, 1988, TelVue was a wholly owned subsidiary of Science Dynamics Corporation ("Science"). On that date, TelVue's shares of common stock were distributed to Science's shareholders of record as of December 30, 1988, on the basis of three shares of TelVue's common stock for each share of Science's common stock then outstanding.

TelVue operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton™ Server Product Line and services such as WEBUS® and PEG.TV™.  The TelVue Princeton™ Server Product Line includes high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet.  The second segment is a marketing and service division, which sells automatic number identification (“ANI”) telecommunications services to the cable television industry.

During the second quarter of 2008, the Company embarked upon a new branding and sales re-organization plan.  The new branding consolidated certain of the Company’s products and services under one name – TPS. The services formerly referred to as TelVue Virtual Television Network (“TVTN”) collectively are now referred to as follows:

WEBUS®	Automated broadcast digital signage display on TV Channel
WEBUS Inside™	WEBUS® integrated within TelVue Princeton™ Servers
PEG.TV™	Internet Streaming and Video-on-Demand Service
WEBLINX™	Automated WEBUS® message display on websites
VideoActives™	Real time, dynamic video content for channels
WEB-EM®	Automated WEBUS® message display on cell phones and email

The products formerly referred to as Princeton Server Group are now known as the TelVue Princeton™ Server Product Line.  These products offer high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue Princeton™ Server Product Line includes, but is not limited to:

TelVue Princeton™ B100
TelVue Princeton™ B1000
TelVue Princeton™ B3000
TelVue Princeton™ S3000F
TelVue Princeton™ C500W
TelVue Princeton™ T7400E

This branding and re-organization effort, backed with a new Company logo, marketing materials and exhibit materials, was released on July 9, 2008 at a major industry conference.  Additionally, TelVue’s website was redesigned and updated to reflect the new branding.  The new website was completed on November 5, 2008.  This effort provides focus on TelVue’s primary business as a leading technology provider for hyperlocal broadcasters, energizes its staff, and better educates the market regarding the many products and services provided by TelVue.

In the second quarter of 2009, TelVue introduced a new TelVue Princeton™ broadcast server model (B100-IP) with all digital outputs for professional Cable and Telephone Company (“TelCo”) broadcast markets.  The easy to operate TelVue Princeton™ B100-IP model is ideal for these broadcasters, as it allows for multiple unit deployments across their networks at an affordable price without the added costs of an encoder.

In 2003, TelVue developed the WEBUS® service.  WEBUS® is a digital signage system for displaying a fully-automated, TV station-like display on a cable system access channel using computer-based digital technology.  WEBUS® displays the programming as graphics, text, imbedded music and pictures with voice narration and can run full-motion video clips. TelVue is currently marketing WEBUS® and its other products and services to municipal governments, K-12 school districts, higher education institutions, cable Multi-System Operators (“MSOs”), and other broadcasters as a means of providing richer and more robust TV programming for their local Cable TV Public, Education and Government Local Access Channels (“PEG Channels”) or Local Origination channels.  Currently, most municipalities use a simple TV display made up of only text messages with background music.  TelVue directly charges the municipalities a start-up and yearly support fee. For some clients, a sponsorship program helps locate regional and national businesses as sponsors or underwriters for TelVue clients to help defray TelVue charges.  In return, the TelVue client places an acknowledgement of the sponsor’s support on its town or school’s access channel.

TelVue optionally offers video and graphics production services to its WEBUS® customers who do not have the capability to produce their own local videos or who desire a custom look and feel for their channel.  WEBUS® customers also receive TelVue’s WEBLINX™ plug-in application that transmits a town’s WEBUS® messages and graphics directly to the town’s website.  If residents do not have cable TV access, they can easily view messages via the Internet.

In the second quarter of 2009, TelVue relocated the WEBUS® information technology infrastructure from its Mt. Laurel, New Jersey office location to TelVue’s National Data Center at its facility in Philadelphia, Pennsylvania.  This facility provides significantly increased bandwidth to the Internet to accommodate WEBUS® service growth, improving the quality of service to end users.  In addition, the facility provides a more robust operating environment with additional redundancies and security for increased service availability.  The relocation of service eliminates Internet bandwidth usage related to the WEBUS® service at our Mt. Laurel office, allowing increased bandwidth availability for normal office productivity.  There were no additional Internet or space costs associated with the relocation because adequate space and bandwidth was already in place for TelVue’s PEG.TV™ service infrastructure which has been run out of this facility.

While WEBUS® is well suited for broadcast digital signage and bulletin board, the TelVue Princeton™ Server Product Line provides digital server and broadcast automation technology to store, schedule, and playback long-form video during the local programming time allocated on the channels. TelVue acquired Princeton Server Group, Inc. (“PSG”) because it believed, and continues to believe, the TelVue Princeton™ Server Product Line and WEBUS® together provides a complete technology and support solution to owners and operators of PEG Channels and other Local Origination channels.  The PSG acquisition included four pending patents filed with the U.S. Patent Office.  As a further integration of the two companies, TelVue introduced WEBUS Inside™ in the first quarter of 2009, which integrates the WEBUS® bulletin board technology into the TelVue Princeton™ broadcast servers on a single hardware platform. A multi-channel TelVue Princeton™ video server can run multiple independent WEBUS® feeds, automatically filling program gaps with community bulletin board and digital signage. This combination of broadcast digital signage and playback in a single server offers TelVue a competitive and cost advantage.

As a complement to the WEBUS® service, TelVue has introduced VideoActives™, which are real-time, data-driven, on-air graphics such as local weather, local traffic, headline news, financial market indices, sports, quotes of the day and trivia questions.  VideoActives™ are designed to enhance the presentation of the channels with dynamic and local content driven automatically by live data feeds.

During the second quarter of 2008, TelVue introduced another new service, PEG.TV™.  This Internet streaming and video-on-demand service provides operators of PEG Channels the opportunity to stream their channel live on the Internet and/or to place selected video content on an Internet-based “player” on their website.  PEG.TV™ gives a town, school, or other organization complete control and branding of their web video content. TelVue introduced a new PEG.TV™ feature in the first quarter of 2009 that allows customers to index their videos. For example, customers can add Agenda Chapter points and related information to long town council meetings. This service, along with other products and services, demonstrates TelVue’s initiative to provide comprehensive and industry-leading solutions to its marketplace for both traditional television broadcast over cable, Digital TV, and satellite as well as modern Internet video delivery.

Additionally, in November 2008, TelVue reached an agreement with a leading U.S. designer, manufacturer, and supplier of a comprehensive line of broadband systems equipment to co-develop digital video storage products to be sold under the partner’s brand.  This original equipment manufacturer (“OEM”) sales strategy is expected to complement the Company’s reseller network and provide additional growth opportunities leveraging the Company’s OEM partner’s strong distribution channel and brand.

In the second quarter of 2009, TelVue expanded its PEG.TV™ Internet live streaming and Video-on-Demand service to support additional popular media formats.  Live streaming now supports the Flash® video format, and Video-on-Demand now supports the MPEG-4 Advanced Video Codec format.  These enhancements increase PEG.TV™ compatibility with industry standard tools for creating web video and existing web video libraries that organizations may have already created.  Live Flash® video support leverages the wide deployment base of the Flash® player, allowing most end users to avoid installing additional software plug-ins, whether on a Mac or PC, to view PEG.TV™ content.

The WEB-EM® technology enables local management officials to send messages to residents over cell phones and email.  This four-in-one technology provides simultaneous phone, email, website and television notification.  While TelVue still maintains the WEB-EM® technology, the Company is not actively marketing it to customers due to soft initial sales, in addition to increased competition from companies focusing solely on the text messaging market.

To expand its sales reach, TelVue commenced a change in sales strategy to incorporate a third-party reseller network distribution method.  This method broadens TelVue’s sales reach by employing both locally-based and nationally-based resellers to create sales opportunities, supported by TelVue’s internal sales staff, which should increase sales while reducing and delaying some sales expenses until a sale is consummated.  This change in strategy resulted in a restructuring of TelVue’s sales department, significantly reducing direct sales staff and management.  To date, 13 resellers have been contracted.  Many are still in the training and orientation process. To help expedite the impact of the Company’s reseller relationships, TelVue launched a Partner Resource Center in March 2009 on the Company’s website that includes training materials, videos, and sales tools to assist the Company’s new resellers.

To support ongoing corporate sales initiatives, TelVue has instituted several new marketing programs in the second quarter of 2009.  Targeted email campaigns have been launched to a variety of relevant vertical market segments, including PEG Channels, K-20 media centers, TelCos, Pro Broadcast, Cable/MSO and House of Worship.  A higher frequency and regularity of press releases has stimulated additional customer, industry and investor awareness.  New corporate and product marketing videos have been introduced on the TelVue website.

2008 Revenue and Business Model Refocus

There was a decrease in 2008 TelVue Princeton™ Server Product Line sales and revenues as well as a decrease in new WEBUS® subscriptions compared to 2007 that were largely attributed to the sponsorship business model approach that dominated the second half of 2007 and first half of 2008. TelVue’s original TVTN business model relied on providing bulletin board and playback equipment to municipal access channels for no or low cost in exchange for the ability to broker PBS-like underwriting and deliver sponsored content on the channels.  With thousands of PEG Channels across the United States, this sponsorship and content driven model had the potential to aggregate municipal access channels into the largest television network in the world.  One of TelVue’s primary reasons for acquiring PSG was to gain access to a long form programming storage and playback platform that could help realize the sponsorship business model while also providing owner economics and consolidation of the core broadcast technologies required. Despite early success selling the sponsorship model, this model did not scale for the Company primarily due to the challenges of increasing sponsor sales to offset the costs of providing the technology. Regional and national sponsor sales were not successful due to the fact that contiguous Designated Market Area (“DMA”) coverage often expected in traditional television markets could not be guaranteed and precise PEG Channel viewership statistics are not available as they are on commercial television channels. Hyperlocal sponsor sales required a strong local presence and without consistent market coverage in a given region, the costs for a local presence simply did not scale. Additionally, many access stations resisted the idea of allowing a third party company to participate in programming and sponsor decisions on the channel, despite the many mutually positive benefits. The Company believes the focus on the sponsor model caused a negative market reaction to the Company’s products in 2008, including the TelVue Princeton™ Server Product Line that had conversely seen growth from 2006 to 2007.

In the second half of 2008, the Company reacted to the market feedback and re-focused the business on the Company’s technology, products, and services strengths. TelVue was re-branded by merging the TVTN WEBUS® technology and PSG technology under one consistent brand, image, and sales model.  TelVue now sells its products and services without sponsorship to empower hyperlocal channels to improve quality, streamline operations, and future-proof with modern technologies. Although the business model changes naturally impacted 2008 performance, the Company is optimistic that the refocusing back to its core strengths as a broadcast technology company has been successful. The marketplace has already reacted favorably, and coupled with the Company’s new reseller strategy, TelVue has experienced returned growth in 2009. Additionally, with a restructuring in 2008 largely to eliminate positions that no longer were a fit with the Company’s new focus, the Company has significantly improved its cost structure. TelVue’s first and second quarter 2009 results corroborate these positive changes and include a 26% overall increase in revenues, a 48% increase in TPS segment revenues, a 91% increase in new sales orders, and a 26% decrease in operational expenses, all compared to the same period 2008.  These positive trends also significantly reduced the amount of funds the Company was required to draw from its lines of credit as noted in the statement of cash flows.  Also in the second quarter of 2009, TelVue surpassed 500 local broadcast station TPS customers world-wide, with a majority in the United States.

TelVue’s second and legacy business segment is the marketing and service company which sells automatic number identification (“ANI”) telecommunications services to the cable and satellite television industry for the automated ordering of pay-per-view features and events (the “ANI service”).  The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required.  TelVue provides the ANI service through the equipment it purchases.  TelVue’s equipment for providing the ANI service nationwide is located at TelVue’s home office in Mount Laurel, New Jersey.  TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon.  TelVue believes it receives a favorable trunk usage rate from Verizon. As noted below, TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand.

CRITICAL ACCOUNTING POLICIES

In presenting TelVue’s financial statements in conformity with accounting principles generally accepted in the United States, TelVue is required to make certain estimates and assumptions that affect the amounts reported therein.  Several of the estimates and assumptions TelVue is required to make relate to matters that are inherently uncertain as they pertain to future events.  However, events that are outside of TelVue’s control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to TelVue’s consolidated results of operations, financial position and liquidity. TelVue believes that the estimates and assumptions it used when preparing its financial statements were the most appropriate at that time.  Presented below are those accounting policies that TelVue believes require subjective and complex judgments that could potentially affect reported results.

Use of Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon TelVue’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires TelVue to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, the Company evaluates estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts.  The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above-described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Goodwill and Other Intangibles

Goodwill and other intangibles are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  As of December 31, 2008, based on concerns over TelVue’s net loss and negative cash flow, uncertainty regarding future cash flows and uncertainty whether the current carrying value of the Goodwill related to the PSG acquisition will be recovered by future cash flows, management determined that the carrying value of this Goodwill was impaired, and the Company recorded a $1,921,405 charge to write off this Goodwill.  As a result, the net loss for 2008 was increased by this amount to $7,545,259.  Had management not made this subjective determination, the Company would not have recorded this charge.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to its TelVue Princeton™ Server Product Line upon shipment of the equipment to customers.  Revenues related to TelVue’s WEBUS® and PEG.TV™ services are recognized on a monthly basis, being amortized over the term of the agreement.  TelVue also sells annual product maintenance plans covering equipment support and application upgrades.  The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan.  If the Company chose to recognize these revenues when payments were received under these agreements, then the Company would recognize more revenue in earlier periods and would not record any deferred revenues.  TelVue believes that its practice allows the Company to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles.  Revenue related to TelVue’s ANI service is recognized in the month the service is provided.

Stock-Based Compensation

TelVue accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”  The Company uses a Black-Scholes option-pricing valuation model which requires the input of highly subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of TelVue’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements.  Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See TelVue’s audited financial statements and related notes included in its Annual Report on Form 10-K for December 31, 2008, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS:

Beginning in January 2008, TelVue began a weighted allocation of all compensation, general and administrative, interest and amortization expenses between its ANI segment and TPS segment.  Previously, only a minimal amount of expenses were allocated between business segments.

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

The following discussion deals with the increase in operating income for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, and the reasons for the increases. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.  TelVue also discusses the marketing of its TPS segment and the changes in TPS revenues and expenses.

	Three Months Ended
	June 30,	June 30,	$ Change	% Change
	2009	2008	Fav/(Unfav)	Fav/(Unfav)
Revenues
TPS services	$786,837	$505,975	$280,862	55.5%
ANI services	308,231	334,763	(26,532)	-7.9%

Cost of Revenues
TPS services	359,440	334,262	(25,178)	-7.5%
ANI services	82,424	125,713	43,289	34.4%

Operating Expenses
Selling and marketing	280,950	479,543	198,593	41.4%
General and administrative	600,198	791,259	191,061	24.1%
Depreciation and amortization	277,673	304,744	27,071	8.9%

Operating Loss	$(505,617)	$(1,194,783)	$689,166	57.7%

Other Income (Expense)	$(198,814)	$(230,686)	$31,872	13.8%

Net Loss	$(704,431)	$(1,425,469)	$721,038	50.6%

	Six Months Ended
	June 30,	June 30,	$ Change	% Change
	2009	2008	Fav/(Unfav)	Fav/(Unfav)
Revenues
TPS services	$1,413,152	$955,475	$457,677	47.9%
ANI services	605,661	641,120	(35,459)	-5.5%

Cost of Revenues
TPS services	695,268	728,331	33,063	4.5%
ANI services	177,766	211,266	33,500	15.9%

Operating Expenses
Selling and marketing	514,552	928,884	414,332	44.6%
General and administrative	1,272,950	1,644,415	371,465	22.6%
Depreciation and amortization	562,624	602,890	40,266	6.7%

Operating Loss	$(1,204,347)	$(2,519,191)	$1,314,844	52.2%

Other Income (Expense)	$(389,026)	$(485,899)	$96,873	19.9%

Net Loss	$(1,593,373)	$(3,005,090)	$1,411,717	47.0%

The TPS segment had an operating loss of $626,020 and $1,424,735 for the three and six months ended June 30, 2009, respectively, compared to operating losses of $1,300,955 and $2,739,282 for the three and six months ended June 30, 2008 primarily due to 56% and 48% increases in TPS segment revenues for the three and six month periods, respectively, in addition to savings related to the aforementioned reduction in workforce.  The ANI segment had operating income of $120,403 and $220,388 for the three and six months ended June 30, 2009, respectively, compared to $106,172 and $220,091 for the three and six months ended June 30, 2008. The increases in operating income for the ANI segment were primarily a result of savings related to the reduction in workforce, offset by a change in the allocation of expenses whereby a slightly higher percentage of expenses were allocated to the ANI segment than in 2008. Declines in revenue related to the continued loss of subscribers also offset some of the increases in operating income.

Revenues

TPS revenues increased $280,862 and $457,677 for the three and six months ended June 30, 2009, compared to the same period of 2008. The majority of the revenue increases were attributed to an increase in TelVue Princeton™ Server Product Line sales, in addition to an increase in consulting revenue related to technical consulting services TelVue provides to specific customers.  These increases were offset by declines in sponsorship revenue due to the previously mentioned change in direction of TelVue moving away from a sponsorship driven sales model.

TPS segment sales orders increased by 91% for the six months ended June 30, 2009 compared to the same six months in 2008. The increased sales orders included complete system sales to a number of larger cities as well as significant multi-server orders received in two new vertical markets, Cable Leased Access, and Professional Broadcasting.  The Company’s TelVue Princeton™ products provide MSOs, that must run Leased Access channels, a way to unify equipment and reduce operation costs through centralization.  TelVue’s cost-effective TelVue Princeton™ B100 model is the heart of the Company’s Edgecasting for Professional Broadcasters that allows content providers who traditionally broadcast to multiple head-ends over 24x7 satellite feeds to instead deliver content over the Internet to edge video servers.  Edgecasting allows distribution cost savings and the ability to further localize content regionally, especially important for ad networks.

ANI service revenues decreased $26,532 and $35,459 for the three and six months ended June 30, 2009, respectively, when compared to the same periods of 2008.  As expected, pay-per-view buy revenue decreased $4,891 and $12,336 for the three and six months ended June 30, 2009, and pay-per-view plus revenue decreased $9,662 and $22,445 for the three and six months ended June 30, 2009 when compared to the same periods of 2008.  These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2008 (as discussed below).  These declines were offset by increases of $3,594 and $11,212 in program number revenue for the three and six months ended June 30, 2009, when compared to the same periods in 2008.  TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

As of June 30, 2009, TelVue was serving approximately 4.0 million full-time cable subscribers compared to approximately 4.5 million full-time cable subscribers served as of June 30, 2008.  Cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service, which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service.  As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenues and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment increased $25,178 for the three months ended June 30, 2009, when compared to the same period of 2008, primarily as a result of the cost of sales related to consulting revenue, offset by savings in compensation related to the reductions in workforce. For the six months ended June 30, 2009, cost of revenues for the TPS segment decreased $33,063, when compared to the same period of 2008, primarily due to savings in compensation related to the reductions in workforce, offset by an increase in the cost of sales related to the consulting revenue.

ANI cost of revenues decreased $43,289 and $33,500 for the three and six months ended June 30, 2009, when compared to the same period of 2008. These decreases were primarily due to a decrease in expenses related to telephone trunk lines used for the ANI service.

Selling and Marketing Expenses

Selling expenses related to the TPS segment decreased $190,433 and $398,649 for the three and six months ended June 30, 2009, when compared to the same period of 2008. These decreases were attributed to the previously discussed reduction in workforce, in addition to savings in consulting expenses related to the elimination of outside sales and marketing consultants.

Selling expenses related to the ANI service decreased $8,160 and $15,683 for the three and six months ended June 30, 2009 when compared to the same period of 2008.  These decreases were primarily the result of savings in compensation related to the reduction in workforce.

General and Administrative Expenses

TPS general and administrative expenses decreased $195,610 and $374,209 for the three and six months ended June 30, 2009 when compared to the same period of 2008. These decreases were related to the reduction in workforce, combined with savings in outside consulting expenses and lower recruitment expense in 2009 compared to 2008. These savings were offset by higher bad debt expense related to an increase in the bad debt reserve discussed below.

ANI segment general and administrative expenses increased $4,549 and $2,744 for the three and six months ended June 30, 2009, when compared to the same period of 2008, primarily a result of the previously mentioned change in allocation percentages, where a higher percentage of expenses are being allocated to the ANI segment, in addition to an increase in bad debt expense related to an increase in the bad debt reserve discussed below.  These increases were offset by savings related to the reduction in workforce.

Depreciation and Amortization

TelVue purchased $83,154 and $170,475 of equipment during the three and six months ended June 30, 2009 compared to $81,108 and $207,777 purchased during the three and six months ended June 30, 2008. The majority of the equipment purchased during the three and six months ended June 30, 2009 and 2008 was for software development and equipment related to the TPS segment. Depreciation and amortization expense decreased $27,071 and $40,266 for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008, as a result of fewer capital purchases, in addition to declining amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 24% of total operating expenses for both the three and six months ended June 30, 2009.

Other Income/(Expense)

Interest expenses related to TelVue’s Lines of Credit decreased $31,934 and $97,236 for the three and six months ended June 30, 2009, when compared to the same period of 2008. This was the result of a favorable reduction in the prime lending rate.  The prime rate was 3.25% for 2009, whereas it ranged from 5.00% to 7.25% during the first six months of 2008.  The interest expense is calculated at the prime lending rate plus one percent (1%).

Net Loss

TelVue had net losses of $704,431 and $1,593,373 for the three and six months ended June 30, 2009, compared to net losses of $1,425,469 and $3,005,090 for the three and six months ended June 30, 2008, primarily due to an increase in products and service revenues when compared to 2008, in addition to savings in compensation related to the previously mentioned reductions in workforce.

Income Taxes

For the six months ended June 30, 2009 and 2008, TelVue recorded valuation allowance increases of $538,000 and $1,237,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carryforward.  TelVue's federal net operating loss carryforward was approximately $13,000,000 on a tax-reporting basis as of June 30, 2009 (see Note 5 of the accompanying financial statements).

As of June 30, 2009, TelVue maintained a bad debt reserve in the amount of $69,752, compared to a reserve of $5,035 as of June 30, 2008.  The reserve was calculated based on the estimate that 1.0% of outstanding receivables would not be collected, as well as the addition of two specific reserves as described below.  First, one of TelVue’s resellers went out of business and is currently in the process of liquidating its assets.  While TelVue ultimately expects to be paid, a bad debt reserve of $53,704 was established, which is 100% of the outstanding balance due from the reseller.  Second, one of the cable operators using TelVue’s ANI service declared bankruptcy and is currently restructuring.  Since a bankruptcy settlement valuation has not yet been finalized, TelVue conservatively reserved 100% of the outstanding balance due on invoices prior to the bankruptcy date, which amounts to $8,534.

TelVue's days for sales in average accounts receivable was 62 days at June 30, 2009, compared to 53 days at June 30, 2008. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers for its ANI services.  A 2% cash, 1% net 15 days discount is offered by TelVue for payments related to equipment purchases.  TelVue had negative cash flow from operating activities of $773,919 for the six months ended June 30, 2009, compared to negative cash flow from operating activities of $2,235,340 for the six months ended June 30, 2008.  The increase in cash flow compared to 2008 was primarily due to increases in TPS revenue and a decrease in operating expenses across both business segments (as described above).

LIQUIDITY AND CAPITAL RESOURCES:

Going Concern and Management’s Plan

The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a “going concern,” which assume that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Conditions exist, however, that cast doubt about TelVue’s ability to continue as a “going concern.”  In order to fund operations, TelVue relies on funds drawn on lines of credit provided by its majority stockholder and director of the Company, H.F. (Gerry) Lenfest.  Based on TelVue’s current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain TelVue’s operations for the next 12 month period.  Funding TelVue’s future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other alternatives.  While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing the accompanying financial statements, there can be no assurances that management will be successful.

The accompanying financial statements do not reflect adjustments that would be necessary if TelVue were unable to continue as a “going concern.”  If TelVue were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the ”2005 Note”).  The 2005 Note was secured to provide funding to grow TVTN.  Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable.  The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011.  The 2005 Note was exhausted by the end of 2007.  As of June 30, 2009, accrued interest due on the 2005 Note was $812,661.

As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000 (the “2006 Note”).  Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note.  As of June 30, 2009, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the 2006 Note.  As of June 30, 2009, accrued interest due on the 2006 Note was $1,438,596.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000 (the “2007 Note”). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed.  Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As of June 30, 2009, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the 2007 Note.  As of June 30, 2009, accrued interest due on the 2007 Note was $92,909.

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000 (the “2009 Q1 Note”). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed.  Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note.  As of June 30, 2009, TelVue had borrowed $400,000 under the 2009 Q1 Note, fully exhausting the 2009 Q1 Note.  As of June 30, 2009, accrued interest due on the 2009 Q1 Note was $5,060.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on June 8, 2009 in the principal amount of $500,000 (the “2009 Q2 Note”). The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%).  The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings.  In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed.  Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note.  As a result of the exhaustion of the 2009 Q1 Note, TelVue began drawing on the 2009 Q2 Note on June 9, 2009.  As of June 30, 2009, TelVue had borrowed $200,000 under the 2009 Q2 Note, with accrued interest due on the 2009 Q2 Note of $512.

On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note to loan to PSG to fund their operating expenses (the “PSG Note”).  The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum.  No payments of principal or interest were due until July 1, 2007. Under the PSG Note, interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in forty eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. TelVue had the option to convert the unpaid principal balance of the note and all accrued interest into common stock of PSG.  In connection with the PSG Note, TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share.  The warrant was to commence on July 1, 2007 and expire on December 31, 2016.  The PSG Note was forgiven and the warrant was canceled on March 12, 2007, in connection with TelVue’s acquisition of all of the outstanding stock of PSG.

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

TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service.  As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service.  In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base.  During the six months ended June 30, 2009, TelVue had 161,000 full and part-time subscribers cancel service and no new subscribers were added to the ANI service. Cable operators have cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures.  As of June 30, 2009, TelVue’s cash and cash equivalents balance was $59,804, compared to a balance of $250,698 as of December 31, 2008.  This decrease was the result of the use of cash versus funds drawn on lines of credit held by the Company with Mr. Lenfest.  As discussed above, the financing from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note and 2009 Q1 Note have been exhausted.  As a result of this, TelVue secured the 2009 Q2 Note from Mr. Lenfest to help TelVue grow to a profitable level.  The 2005 Note, 2006 Note, 2007 Note and 2009 Q1 Note have helped, and the 2009 Q2 Note will help, to fund the growth of TPS.  While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TPS. However, there can be no assurance that its marketing efforts will be successful.

The Company does expect to see some adverse effects on sales in 2009 due to the current economic conditions, primarily in the public, education and government markets.  The Company does anticipate some of this being offset by federal stimulus dollars being allocated to these markets.  Additionally, the Company feels that expansion into markets outside of these will broaden the Company’s sources of revenue which will help to offset any revenue declines related to the economy.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TelVue's annual meeting of stockholders was held on June 10, 2009.  The following four directors were elected:

		Votes For	Votes Withheld	Votes Abstained
1.	H.F. Lenfest	372,870,333	170,759	0
2.	Jesse Lerman	372,886,261	154,831	0
3.	Joy Tartar	372,946,311	94,781	0
4.	Robert Lawrence	372,946,311	94,781	0

Additionally, the 2009 Stock Option Plan was approved:

Votes For	Votes Against	Votes Abstained	Not Voted
367,454,336	1,364,371	6,275	4,216,110

ITEM 6.  EXHIBITS

       Exhibits

3.1
Certificate of Incorporation of TelVue (incorporated by reference to TelVue’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 20, 1989 (the "Registration Statement"), File No. 333-28263).

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

3.5
Form of copy of Amendment of Certificate of Incorporation of TelVue, filed September 25, 1995 (incorporated by reference to TelVue's Form 10-QSB for the period ended September 30, 1995, File No. 000-17170).

4.1	The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to TelVue’s Registration Statement on Form S-8, dated September 23, 1999 (the "1999 Stock Option Plan"), File No. 000-17170).

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

4.6
Waiver by H.F.(Gerry) Lenfest, waiving the right to receive past, present or future dividends with respect to the TelVue’s Class A Redeemable Convertible Preferred Stock (incorporated by reference to the September 30, 2005 Form 10-QSB, File No.000-17170).

10.1	Distributorship Agreement, dated November 2, 1989, between the Company and Science (incorporated by reference to the 1989 Form 10-K, File No. 000-17170).

10.2
Stock Purchase Agreement, dated November 2, 1989, between the Company and H.F. (Gerry) Lenfest (incorporated by reference to the Company's Report on Form 8-K, dated November 15, 1989 (the "1989 Form 8-K"), File No. 000-17170).

10.3	Shareholders' Agreement, dated November 2, 1989, among TelVue and certain of its stockholders (incorporated by reference to the Company's 1989 Form 8-K, File No. 000-17170).

10.4	Option Agreement, dated November 2, 1989, among TelVue and certain of its stockholders (incorporated by reference to the 1989 Form 8-K, File No. 000-17170).

10.5
Lease Agreement dated April 25, 1991 for office space and the First Amendment to Lease dated March 30, 1994 (“Office Lease Agreement”), between TelVue and Bloom Associates (incorporated by reference to the
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

10.10	Retirement Agreement dated April 29, 2004 between TelVue and Frank J. Carcione (incorporated by reference to the December 31, 2004 Form 10-KSB (the "2004 Form 10-KSB"), File No. 000-17170).

10.11	Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170).

10.12	Summary of Executive Compensation, as amended (incorporated by reference to the December 31, 2008 Form 10-K (“2008 Form 10-K”), File No. 000-17170).

10.13	Line of Credit Note, dated April 27, 2005, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on May 3, 2005, File No. 000-17170).

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

10.20
Amendment of Form 8-K filed by TelVue Corporation on March 13, 2007 (the “Original 8-K”) to include the information required by Item  9.01 of the Form 8-K in connection with TelVue’s acquisition of Princeton Server Group, Inc. (incorporated by reference to the May 12, 2007  Form 8-K/A, File No. 000-17170).

10.21	Line of Credit Note, dated December 21, 2007, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 21, 2007, File No. 000-17170).

10.22	Separation Agreement and Release by and between TelVue and Joseph M. Murphy, dated December 31, 2008 (incorporated by reference to the Form 8-K filed on January 6, 2009, File No. 000-17170).

10.23	Line of Credit Note, dated March 2, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on March 5, 2009, File No. 000-17170).

10.24	Fifth Amendment to Office Lease Agreement dated March 16, 2009 (incorporated by reference to the 2008 Form 10-K, File No. 000-17170).

10.25	Line of Credit Note, dated June 8, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on June 11, 2009, File No. 000-17170).

10.26	The TelVue Corporation 2009 Stock Option Plan, dated June 10, 2009 (incorporated by reference to the Form 8-K filed on August 7, 2009, File No. 000-17170).

11.	Statement re: Computation of Per Share Earnings (see TelVue’s June 30, 2009 Financial Statements included herein).

23.	Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the 2008 Form 10-K, File No. 000-17170).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELVUE CORPORATION

DATED: 08/14/09	By:	/s/ Jesse Lerman
Jesse Lerman
President and Chief Executive Officer

DATED: 08/14/09	By:	/s/ John Fell
John Fell
Treasurer-Controller

EXHIBIT INDEX

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.