Form 10-Q
period 2009-09-30
TELVUE CORP
filed 2009-11-16
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Number of shares of registrant's common stock outstanding as of October 30, 2009: 48,561,644 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2009 (unaudited)
         and as of December 31, 2008 .......................................   3

         Consolidated Statements of Operations for the three months ended
         September 30, 2009 (unaudited) and September 30, 2008 (unaudited) .   4

         Consolidated Statements of Operations for the nine months ended
         September 30, 2009 (unaudited) and September 30, 2008 (unaudited) .   5

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2009 (unaudited) and September 30, 2008 (unaudited) .   6

         Notes to Consolidated Financial Statements (unaudited) ............   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  27

         Item 4T. Controls and Procedures ..................................  27


PART II. OTHER INFORMATION

         Item 6.  Exhibits .................................................  28

SIGNATURES .................................................................  31

EXHIBIT INDEX ..............................................................  31

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        TELVUE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2009            2008
                                                   ------------    ------------
ASSETS                                              (Unaudited)          *

CURRENT ASSETS
  Cash and cash equivalents ....................   $    166,968    $    250,698
  Accounts receivable - trade, net of
   Allowances of $68,620 at September 30,
   2009 and $5,700 at December 31, 2008 ........        740,548         560,579
  Inventory ....................................        387,703         266,032
  Prepaid expenses .............................         45,294          54,636
                                                   ------------    ------------
     TOTAL CURRENT ASSETS ......................      1,340,513       1,131,945

PROPERTY AND EQUIPMENT .........................      7,343,802       7,235,689
  Less accumulated depreciation ................      6,360,793       6,051,809
                                                   ------------    ------------
                                                        983,009       1,183,880

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $1,575,882 at September 30, 2009 and
   $1,132,969 at December 31, 2008 .............      2,972,838       3,415,751

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER .......        397,260         397,260

OTHER ASSETS ...................................         10,430           8,800

                                                   ------------    ------------
                                                   $  5,704,050    $  6,137,636
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade .....................   $    374,130    $    315,236
  Accrued expenses .............................        334,240         444,659
  Deferred service revenue .....................        523,649         359,764
  Other liabilities ............................            485           1,784
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES .................      1,232,504       1,121,443

LINES OF CREDIT - MAJORITY STOCKHOLDER .........     17,000,000      15,950,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ............        541,000         541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ........      2,556,684       1,960,708

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 100,000,000
  shares authorized, 48,561,644 and 48,461,644
  shares issued and outstanding at September 30,
  2009 and December 31, 2008, respectively .....        485,616         484,617
  Additional paid-in capital ...................      4,879,853       4,877,353
  Accumulated deficit ..........................    (20,991,607)    (18,797,485)
                                                   ------------    ------------
                                                    (15,626,138)    (13,435,515)
                                                   ------------    ------------
                                                   $  5,704,050    $  6,137,636
                                                   ============    ============
* Derived from audited financial statements.

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------    ------------
REVENUES
  TPS services .................................   $    743,392    $    636,010
  ANI services .................................        288,952         313,389
                                                   ------------    ------------
                                                      1,032,344         949,399
COST OF REVENUES
  TPS services .................................        303,723         296,411
  ANI services .................................         69,953          74,248
                                                   ------------    ------------
TOTAL COST OF REVENUES .........................        373,676         370,659
                                                   ------------    ------------
GROSS MARGIN ...................................        658,668         578,740

OPERATING EXPENSES
  Selling and marketing ........................        256,270         346,940
  General and administrative ...................        511,159         690,393
  Depreciation and amortization ................        285,042         308,135
                                                   ------------    ------------
                                                      1,052,471       1,345,468
                                                   ------------    ------------
OPERATING LOSS .................................       (393,803)       (766,728)

OTHER INCOME (EXPENSE)
  Interest income ..............................              -            (232)
  Interest expense .............................       (206,946)       (249,408)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ...................       (206,946)       (249,640)
                                                   ------------    ------------
NET LOSS .......................................   $   (600,749)   $ (1,016,368)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $       (.01)   $       (.02)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC AND DILUTED ............................     48,561,644      48,461,644
                                                   ============    ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------    ------------
REVENUES
  TPS services .................................   $  2,156,544    $  1,591,485
  ANI services .................................        894,613         954,509
                                                   ------------    ------------
                                                      3,051,157       2,545,994
COST OF REVENUES
  TPS services .................................        998,991       1,024,742
  ANI services .................................        247,719         285,514
                                                   ------------    ------------
TOTAL COST OF REVENUES .........................      1,246,710       1,310,256
                                                   ------------    ------------
GROSS MARGIN ...................................      1,804,447       1,235,738

OPERATING EXPENSES
  Selling and marketing ........................        770,822       1,275,824
  General and administrative ...................      1,784,109       2,334,808
  Depreciation and amortization ................        847,666         911,025
                                                   ------------    ------------
                                                      3,402,597       4,521,657
                                                   ------------    ------------
OPERATING LOSS .................................     (1,598,150)     (3,285,919)

OTHER INCOME (EXPENSE)
  Interest income ..............................              4             135
  Interest expense .............................       (595,976)       (735,674)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ...................       (595,972)       (735,539)
                                                   ------------    ------------
NET LOSS .......................................   $ (2,194,122)   $ (4,021,458)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $       (.05)   $       (.08)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
  BASIC AND DILUTED ............................     48,521,351      48,444,231
                                                   ============    ============

   The accompanying unaudited notes are an integral part of these statements.

                        TELVUE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ......................................   $ (2,194,122)   $ (4,021,458)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization ...............        847,666         911,025
Changes in assets and liabilities:
   Accounts receivable - trade .................       (179,969)         64,850
   Inventory ...................................       (121,671)       (210,759)
   Prepaid expenses ............................          9,342          30,478
   Other Assets ................................         (1,630)              -
   Accounts payable - trade ....................         58,894        (440,736)
   Accrued expenses ............................       (111,719)         63,665
   Deferred service revenue ....................        163,885         102,746
   Accrued interest - majority stockholder .....        595,976         735,674
                                                   ------------    ------------
    NET CASH (USED IN) OPERATING ACTIVITIES ....       (933,348)     (2,764,515)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..........       (203,882)       (323,174)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from lines of credit - majority
   stockholder .................................      1,050,000       3,000,000
  Issuance of common stock .....................          3,500             999
                                                   ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..      1,053,500       3,000,999
                                                   ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ......        (83,730)        (86,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .        250,698         225,660
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......   $    166,968    $    138,970
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

                        TELVUE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management of TelVue Corporation ("TelVue" or the "Company"), the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.

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

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in TelVue's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

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

Recent Accounting Pronouncements
--------------------------------

In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles ("GAAP"). This new guidance created the FASB Accounting Standards Codification ("Codification"). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company's consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In May 2009, the FASB issued guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated all events or transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date it issued these financial statements. The adoption of this guidance did not have an impact on TelVue's financial position, results of operations or cash flows, other than the disclosures required by this guidance.

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

No income taxes or interest were paid during the nine months ended September 30, 2009 or 2008.

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the nine months ended September 30, 2009 and 2008, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

5. CORPORATE INCOME TAXES
   ----------------------

The Company uses the asset and liability method of accounting for income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

The provisions for income tax benefit from continuing operations for the three months ended September 30, 2009 and 2008 consisted of the following components:

                                               2009         2008
                                            ---------    ---------
             Current
              Federal ...................   $       -    $       -
              State .....................           -            -
                                            ---------    ---------
                                                    -            -
             Deferred
              Federal ...................     197,000      327,000
              State .....................      54,000       92,000
                                            ---------    ---------
                                              251,000      419,000
             Valuation allowance increase    (251,000)    (419,000)
                                            ---------    ---------
                                                    -            -
                                            ---------    ---------
             Total ......................   $       -    $       -
                                            =========    =========

TelVue recorded an increase in valuation allowance of $251,000 at September 30, 2009 which reduced its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carryforward. TelVue's federal net operating loss carryforward was approximately $13,000,000 on a tax-reporting basis as of September 30, 2009. The carryforward will begin to expire in 2010, if not utilized.

In June 2006, the FASB issued guidance establishing a single model to address accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This guidance also provides direction on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of this guidance on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

6. NOTES PAYABLE AND LINES OF CREDIT - MAJORITY STOCKHOLDER
   -------------------------------------------------------

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TelVue Virtual Television Network ("TVTN"). Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of September 30, 2009, accrued interest due on the 2005 Note was $862,250.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note with Mr. Lenfest, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of September 30, 2009, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the 2006 Note. As of September 30, 2009, accrued interest due on the 2006 Note was $1,561,569.

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

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As of September 30, 2009, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the 2007 Note. As of September 30, 2009, accrued interest due on the 2007 Note was $118,634.

Line of Credit (2009 Q1 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009 in the principal amount of $400,000 (the "2009 Q1 Note"). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note. As of September 30, 2009, TelVue had borrowed $400,000 under the 2009 Q1 Note, fully exhausting the 2009 Q1 Note. As of September 30, 2009, accrued interest due on the 2009 Q1 Note was $9,414.

Line of Credit (2009 Q2 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on June 8, 2009 in the principal amount of $500,000 (the "2009 Q2 Note"). The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note. As of September 30, 2009, TelVue had borrowed $500,000 under the 2009 Q2 Note, fully exhausting the 2009 Q2 Note. As of September 30, 2009, accrued interest due on the 2009 Q2 Note was $4,816.

Line of Credit (2009 Q3 Note) - Majority Stockholder
----------------------------------------------------

In order to meet operating needs, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on October 5, 2009 in the principal amount of $400,000 (the "2009 Q3 Note"). The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six years from the date of the first advance under the 2009 Q3 Note. TelVue began drawing on the 2009 Q3 Note on October 14, 2009.

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENTS
   --------------------------------

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

Summarized financial information by reporting segment as of and for each of the nine months ended September 30, 2009 and 2008, is as follows:

Nine months ended September 30, 2009       TPS            ANI          Total
------------------------------------   -----------    -----------   -----------
Revenues ...........................   $ 2,156,544    $   894,613   $ 3,051,157
Depreciation and amortization ......       715,945        131,721       847,666
Operating income/(loss) ............    (1,951,125)       352,975    (1,598,150)
Interest expense-net ...............       464,861        131,111       595,972
Net income/(loss) ..................    (2,415,986)       221,864    (2,194,122)
Capital expenditures ...............       203,882              -       203,882

Nine months ended September 30, 2008       TPS            ANI          Total
------------------------------------   -----------    -----------   -----------
Revenues ...........................   $ 1,591,485    $   954,509   $ 2,545,994
Depreciation and amortization ......       796,735        114,290       911,025
Operating income/(loss) ............    (3,662,612)       376,693    (3,285,919)
Interest expense-net ...............       615,580        120,094       735,674
Net income/(loss) ..................    (4,278,474)       257,016    (4,021,458)
Capital expenditures ...............       323,174              -       323,174

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in this Quarterly Report on Form 10-Q. These forward-looking statements may include declarations regarding the Company's belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company's business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission ("SEC").

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW OF COMPANY:

TelVue Corporation ("TelVue" or the "Company") is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations, digital signage providers, and cable and satellite television providers.

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

The TPS services include:

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

As a complement to the WEBUS(R) service, TelVue introduced VideoActives(TM) in the first quarter of 2009, which are real-time, data-driven, on-air graphics such as local weather, local traffic, headline news, financial market indices, sports, quotes of the day and trivia questions. VideoActives(TM) are designed to enhance the presentation of the channels with dynamic and local content driven automatically by live data feeds.

In the second quarter of 2009, TelVue introduced a new TelVue Princeton(TM) broadcast server model (B100-IP) with all digital outputs for professional Cable and Telephone Company ("TelCo") broadcast markets. The easy to operate TelVue Princeton(TM) B100-IP model is ideal for these broadcasters, as it allows for multiple unit deployments across their networks at an affordable price without the added costs of an encoder.

In the second quarter of 2009, TelVue relocated the WEBUS(R) information technology infrastructure from its Mt. Laurel, New Jersey office location to TelVue's National Data Center at its facility in Philadelphia, Pennsylvania. This facility provides significantly increased bandwidth to the Internet to accommodate WEBUS(R) service growth, improving the quality of service to end users. In addition, the facility provides a more robust operating environment with additional redundancies and security for increased service availability. The relocation of service eliminates Internet bandwidth usage related to the WEBUS(R) service at the Company's Mt. Laurel office, allowing increased bandwidth availability for normal office productivity. There were no additional Internet or space costs associated with the relocation because adequate space and bandwidth were already in place for TelVue's PEG.TV(TM) service infrastructure which has been run out of this facility.

In the second quarter of 2009, TelVue expanded its PEG.TV(TM) Internet live streaming and Video-on-Demand service to support additional popular media formats. Live streaming now supports the Flash(R) video format, and Video-on-Demand now supports the MPEG-4 Advanced Video Codec format. These enhancements increase PEG.TV(TM) compatibility with industry standard tools for creating web video and existing web video libraries that organizations may have already created. Live Flash(R) video support leverages the wide deployment base of the Flash(R) player, allowing most end users to avoid installing additional software plug-ins, whether on a Mac or PC, to view PEG.TV(TM) content.

To support ongoing corporate sales initiatives, TelVue has instituted several new marketing programs in the second and third quarters of 2009. Targeted email campaigns have been launched to a variety of relevant vertical market segments, including PEG Channels, K-20 media centers, TelCos, Pro Broadcast, Cable/Multiple System Operator ("MSO") and Houses of Worship. A higher frequency and regularity of press releases has stimulated additional customer, industry and investor awareness. New corporate and product marketing videos have been introduced on the TelVue website.

In the third quarter of 2009, TelVue released version 3.6 of its TelVue Princeton(TM) digital broadcast server software. The version 3.6 software contains significant improvements and several new integrated workflow features including Audio Level Normalization and MPEG File Repair. MPEG file repair and normalization tools can be costly if purchased separately. Integrating these tools natively adds even more value to the TelVue Princeton(TM) product line and further streamlines workflow.

Also, in the third quarter of 2009, TelVue launched a beta test of the Alliance for Community Media (ACM) compliant Shared Content Server (SCS) platform designed for PEG stations to easily share broadcast quality video programming with other stations using the Internet. In addition to supporting station-to-station sharing, the system also acts as a distribution network for content producers who want to effectively reach the thousands of PEG stations across the country.

TelVue's second and legacy business segment is the marketing and service company which sells automatic number identification ("ANI") telecommunications services to the cable and satellite television industry for the automated ordering of pay-per-view features and events (the "ANI service"). The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through the equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's home office in Mount Laurel, New Jersey. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Verizon. TelVue believes it receives a favorable trunk usage rate from Verizon. As noted below, TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand.

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

Stock-Based Compensation

TelVue accounts for stock-based compensation in accordance with the fair value recognition method. The Company uses a Black-Scholes option-pricing valuation model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of TelVue's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

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

In the second half of 2008, the Company reacted to market feedback and re-focused the business from the TelVue Virtual Television Network ("TVTN") sponsorship model to the Company's technology, products, and services strengths. TelVue was re-branded by merging the TVTN WEBUS(R) technology and PSG technology under one consistent brand, image, and sales model. TelVue now sells its products and services without sponsorship to empower hyperlocal channels to improve quality, streamline operations, and future-proof with modern technologies. Although the business model changes naturally impacted 2008 performance, the Company is optimistic that the refocusing back to its core strengths as a broadcast technology company has been successful. The marketplace has already reacted favorably, and coupled with the Company's new reseller strategy, TelVue has experienced returned growth in 2009. Additionally, with a restructuring in 2008 largely to eliminate positions that no longer were a fit with the Company's new focus, the Company has significantly improved its cost structure. TelVue's year-to-date 2009 results corroborate these positive changes and include a 20% overall increase in revenues, a 36% increase in TPS segment revenues, a 61% increase in new sales orders, and a 25% decrease in operational expenses, all compared to the same period 2008. These positive trends also significantly reduced the amount of funds the Company was required to draw from its lines of credit as noted in the statement of cash flows. Also in the second quarter of 2009, TelVue surpassed 500 local broadcast station TPS customers world-wide, with a majority in the United States.

In March 2009, TelVue conducted an additional reduction in workforce, involving the elimination of 5 full-time positions, with a combined salary of $359,000.

The following discussion deals with the decrease in operating losses for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, and the reasons for the decreases. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. TelVue also discusses the marketing of its TPS segment and the changes in TPS revenues and expenses.

                                         Three Months Ended
                                   ------------------------------
                                   September 30,    September 30,      $ Change        % Change
                                        2009             2008         Fav/(Unfav)     Fav/(Unfav)
                                   -------------    -------------    -------------    -----------
Revenues
   TPS services ................   $     743,392    $     636,010    $     107,382        16.9%
   ANI services ................         288,952          313,389          (24,437)       -7.8%

Cost of Revenues
   TPS services ................         303,723          296,411           (7,312)       -2.5%
   ANI services ................          69,953           74,248            4,295         5.8%

Operating Expenses
   Selling and marketing .......         256,270          346,940           90,670        26.1%
   General and administrative ..         511,159          690,393          179,234        26.0%
   Depreciation and amortization         285,042          308,135           23,093         7.5%
                                   -------------    -------------    -------------      -------

Operating Loss .................   $    (393,803)   $    (766,728)   $     372,925        48.6%

Other Income (Expense) .........   $    (206,946)   $    (249,640)   $      42,694        17.1%
                                   -------------    -------------    -------------      -------

Net Loss .......................   $    (600,749)   $  (1,016,368)   $     415,619        40.9%
                                   =============    =============    =============      =======
                                          Nine Months Ended
                                   ------------------------------
                                   September 30,    September 30,      $ Change        % Change
                                        2009             2008         Fav/(Unfav)     Fav/(Unfav)
                                   -------------    -------------    -------------    -----------
Revenues
   TPS services ................   $   2,156,544    $   1,591,485    $     565,059        35.5%
   ANI services ................         894,613          954,509          (59,896)       -6.3%

Cost of Revenues
   TPS services ................         998,991        1,024,742           25,751         2.5%
   ANI services ................         247,719          285,514           37,795        13.2%

Operating Expenses
   Selling and marketing .......         770,822        1,275,824          505,002        39.6%
   General and administrative ..       1,784,109        2,334,808          550,699        23.6%
   Depreciation and amortization         847,666          911,025           63,359         7.0%
                                   -------------    -------------    -------------      -------

Operating Loss .................   $  (1,598,150)   $  (3,285,919)   $   1,687,769        51.4%

Other Income (Expense) .........   $    (595,972)   $    (735,539)   $     139,567        19.0%
                                   -------------    -------------    -------------      -------

Net Loss .......................   $  (2,194,122)   $  (4,021,458)   $   1,827,336        45.4%
                                   =============    =============    =============      =======

The TPS segment had an operating loss of $526,384 and $1,951,125 for the three and nine months ended September 30, 2009, respectively, compared to operating losses of $923,331 and $3,662,616 for the three and nine months ended September 30, 2008 primarily due to 17% and 36% increases in TPS segment revenues for the three and nine month periods, respectively, in addition to savings related to the aforementioned reduction in workforce. The ANI segment had operating income of $132,581 and $352,975 for the three and nine months ended September 30, 2009, respectively, compared to $156,603 and $376,697 for the three and nine months ended September 30, 2008. The decreases in operating income for the ANI segment were primarily a result of a change in the allocation of expenses whereby a slightly higher percentage of expenses were allocated to the ANI segment than in 2008. Additionally, declines in revenue related to the continued loss of subscribers also offset some of the increases in operating income, offset by savings related to the reduction in workforce.

Revenues

TPS revenues increased $107,382 and $565,059 for the three and nine months ended September 30, 2009, compared to the same period of 2008. The majority of the revenue increases were attributed to an increase in TelVue Princeton(TM) Server Product Line sales, in addition to an increase in consulting revenue related to technical consulting services TelVue provides to specific customers. These increases were offset by declines in sponsorship revenue due to the previously mentioned change in direction of TelVue moving away from a sponsorship driven sales model.

TPS segment sales orders increased by 61% for the nine months ended September 30, 2009 compared to the same nine months in 2008. The increased sales orders included complete system sales to a number of larger cities as well as significant multi-server orders received in two new vertical markets, Cable Leased Access, and Professional Broadcasting. The Company's TelVue Princeton(TM) products provide MSOs that must run Leased Access channels, a way to unify equipment and reduce operation costs through centralization. TelVue's cost-effective TelVue Princeton(TM) B100 model is the heart of the Company's Edgecasting for Professional Broadcasters that allows content providers who traditionally broadcast to multiple head-ends over 24x7 satellite feeds to instead deliver content over the Internet to edge video servers. Edgecasting allows distribution cost savings and the ability to further localize content regionally, especially important for ad networks.

ANI service revenues decreased $24,437 and $59,896 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods of 2008. As expected, pay-per-view buy revenue decreased $1,375 and $13,711 for the three and nine months ended September 30, 2009, and pay-per-view plus revenue decreased $7,662 and $30,107 for the three and nine months ended September 30, 2009 when compared to the same periods of 2008. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2008 (as discussed below). These declines were offset by increases of $2,941 and $14,153 in program number revenue for the three and nine months ended September 30, 2009, when compared to the same periods in 2008. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

As of September 30, 2009, TelVue was serving approximately 3.8 million full-time cable subscribers compared to approximately 4.2 million full-time cable subscribers served as of September 30, 2008. Cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service, which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenues and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment increased $7,312 for the three months ended September 30, 2009, when compared to the same period of 2008, primarily as a result of the cost of sales related to consulting revenue, offset by savings in compensation related to the reductions in workforce. For the nine months ended September 30, 2009, cost of revenues for the TPS segment decreased $25,751, when compared to the same period of 2008, primarily due to savings in compensation related to the reductions in workforce, offset by an increase in the cost of sales related to the consulting revenue.

ANI cost of revenues decreased $4,295 and $37,795 for the three and nine months ended September 30, 2009, when compared to the same period of 2008. These decreases were primarily due to a decrease in expenses related to telephone trunk lines used for the ANI service.

Selling and Marketing Expenses

Selling expenses related to the TPS segment decreased $89,896 and $488,544 for the three and nine months ended September 30, 2009, when compared to the same period of 2008. These decreases were attributed to the previously discussed reduction in workforce, in addition to savings in consulting expenses related to the elimination of outside sales and marketing consultants.

Selling expenses related to the ANI service decreased $774 and $16,458 for the three and nine months ended September 30, 2009 when compared to the same period of 2008. These decreases were primarily the result of savings in compensation related to the reduction in workforce.

General and Administrative Expenses

TPS general and administrative expenses decreased $177,136 and $551,345 for the three and nine months ended September 30, 2009 when compared to the same period of 2008. These decreases were related to the reduction in workforce, combined with savings in outside consulting expenses and lower recruitment expense in 2009 compared to 2008. These savings were offset by higher bad debt expense related to an increase in the bad debt reserve discussed below.

ANI segment general and administrative expenses decreased $2,098 for the three months ended September 30, 2009, when compared to the same period of 2008, primarily due to savings related to the reduction in workforce. For the nine months ended September 30, 2009, ANI segment general and administrative expenses increased $646 when compared to the same period of 2008, primarily a result of the previously mentioned change in allocation percentages, where a higher percentage of expenses are being allocated to the ANI segment, in addition to an increase in bad debt expense related to an increase in the bad debt reserve as discussed below. These increases were offset by savings related to the reduction in workforce.

Depreciation and Amortization

TelVue purchased $33,407 and $203,882 of equipment during the three and nine months ended September 30, 2009 compared to $115,397 and $323,174 purchased during the three and nine months ended September 30, 2008. The majority of the equipment purchased during the three and nine months ended September 30, 2009 and 2008 was for software development and equipment related to the TPS segment. Depreciation and amortization expense decreased $23,093 and $63,359 for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008, as a result of fewer capital purchases, in addition to declining amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 27% of total operating expenses for the three months ended September 30, 2009 and 25% of total operating expenses for the nine months ended September 30, 2009.

Other Income/(Expense)

Interest expenses related to TelVue's Lines of Credit decreased $42,462 and $139,698 for the three and nine months ended September 30, 2009, when compared to the same period of 2008. This was the result of a favorable reduction in the prime lending rate. The prime rate was 3.25% for 2009, whereas it ranged from 5.00% to 7.25% during the first nine months of 2008. The interest expense is calculated at the prime lending rate plus one percent (1%).

Net Loss

TelVue had net losses of $600,749 and $2,194,122 for the three and nine months ended September 30, 2009, compared to net losses of $1,016,368 and $4,021,458 for the three and nine months ended September 30, 2008, primarily due to an increase in products and service revenues when compared to 2008, in addition to savings in compensation related to the previously mentioned reductions in workforce.

Income Taxes

At September 30, 2009 and 2008, TelVue recorded valuation allowance increases of $251,000 and $419,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carryforward. TelVue's federal net operating loss carryforward was approximately $13,000,000 on a tax-reporting basis as of September 30, 2009 (see
Note 5 of the accompanying financial statements).

Accounts Receivable

As of September 30, 2009, TelVue maintained a bad debt reserve in the amount of $68,620, compared to a reserve of $5,837 as of September 30, 2008. The reserve was calculated based on the estimate that 1.0% of outstanding receivables would not be collected, as well as the addition of two specific reserves as described below. First, one of TelVue's resellers went out of business and is currently in the process of liquidating its assets. While TelVue ultimately expects to be paid, a bad debt reserve of $53,704 was established, which is 100% of the outstanding balance due from the reseller. Second, one of the cable operators using TelVue's ANI service declared bankruptcy and is currently restructuring. Since a bankruptcy settlement valuation has not yet been finalized, TelVue conservatively reserved 100% of the outstanding balance due on invoices prior to the bankruptcy date, which amounts to $7,436.

TelVue's days for sales in average accounts receivable was 62 days at September 30, 2009, compared to 53 days at September 30, 2008. TelVue does not offer incentives or discounts to its customers, nor has it changed its credit terms with its customers for its ANI services. A 2% cash, 1% net 15 days discount is offered by TelVue for payments related to equipment purchases.

Cash Flows

TelVue had negative cash flow from operating activities of $933,348 for the nine months ended September 30, 2009, compared to negative cash flow from operating activities of $2,764,515 for the nine months ended September 30, 2008. The increase in cash flow compared to 2008 was primarily due to increases in TPS revenue and a decrease in operating expenses across both business segments (as described above).

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

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow TVTN. Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of September 30, 2009, accrued interest due on the 2005 Note was $862,250.

As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006
Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note. As of September 30, 2009, the Company had borrowed $10,000,000 under the 2006 Note, fully exhausting the 2006 Note. As of September 30, 2009, accrued interest due on the 2006 Note was $1,561,569.

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

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note. As of September 30, 2009, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the 2007 Note. As of September 30, 2009, accrued interest due on the 2007 Note was $118,634.

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000 (the "2009 Q1 Note"). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note. As of September 30, 2009, TelVue had borrowed $400,000 under the 2009 Q1 Note, fully exhausting the 2009 Q1 Note. As of September 30, 2009, accrued interest due on the 2009 Q1 Note was $9,414.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on June 8, 2009 in the principal amount of $500,000 (the "2009 Q2 Note"). The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note. As of September 30, 2009, TelVue had borrowed $500,000 under the 2009 Q2 Note, fully exhausting the 2009 Q2 Note. As of September 30, 2009, accrued interest due on the 2009 Q2 Note was $4,816.

In order to meet operating needs, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on October 5, 2009 in the principal amount of $400,000 (the "2009 Q3 Note"). The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2003 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q3 Note. TelVue began drawing on the 2009 Q3 Note on October 14, 2009.

TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. However, TelVue's TPS segment has demonstrated bigger growth potential and rate than decreases in its ANI segment. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. During the nine months ended September 30, 2009, TelVue had 363,000 full and part-time subscribers cancel service and no new subscribers were added to the ANI service. Cable operators have cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As of September 30, 2009, TelVue's cash and cash equivalents balance was $166,968, compared to a balance of $250,698 as of December 31, 2008. This decrease was the result of the use of cash versus funds drawn on lines of credit held by the Company with Mr. Lenfest. TelVue had a net accounts receivable balance of $740,548 as of September 30, 2009 compared to a balance of $560,579 as of December 31, 2008 due to an increase in sales volume. This additional accounts receivable, when collected, will also assist in the funding of TelVue's operations. As discussed above, the financing from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note and 2009 Q2 Note have been exhausted. As a result of this, TelVue secured the 2009 Q3 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note and 2009 Q2 Note have helped, and the 2009 Q3 Note will help, to fund the growth of TPS. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TPS. However, there can be no assurance that its marketing efforts will be successful.

The Company does expect to see some adverse effects on sales in 2009 due to the current economic conditions, primarily in the public, education and government markets. The Company does anticipate some of this being offset by federal stimulus dollars being allocated to these markets, although we believe purchasing from stimulus dollars may have a bigger impact in 2010 than 2009. Additionally, the Company feels that expansion into markets outside of these will broaden the Company's sources of revenue which will help to offset any revenue declines related to the economy.

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

4.1 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to TelVue's Registration Statement on Form S-8, dated September 23, 1999 (the "1999 Stock Option Plan"), File No. 000-17170).

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

10.20 Amendment of Form 8-K filed by TelVue Corporation on March 13, 2007 (the "Original 8-K") to include the information required by Item 9.01 of the Form 8-K in connection with TelVue's acquisition of Princeton Server Group, Inc. (incorporated by reference to the May 12, 2007 Form 8-K/A, File No. 000-17170).

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

10.27 Line of Credit Note, dated October 5, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on October 6, 2009, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2009 Financial Statements included herein).

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


                                   TELVUE CORPORATION


DATED: 11/16/09                    By:  /s/ Jesse Lerman
                                        ----------------
                                        Jesse Lerman
                                        President and Chief Executive Officer


DATED: 11/16/09                    By:  /s/ John Fell
                                        -------------
                                        John Fell
                                        Treasurer-Controller


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