Form 10-K
period 2009-12-31
TELVUE CORP
filed 2010-03-31
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [_]        Accelerated filer [_]
         Non-accelerated filer [_]          Smaller reporting company [X]
         (Do not check if a smaller
            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer as of June 30, 2009, based on a per share average bid and asked price of $.14 was $1,399,758.

Number of shares of registrant's common stock outstanding as of March 19, 2010:
48,561,644 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2009, are incorporated by reference into
Part III of this Form 10-K.

                                     PART I

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue Corporation ("TelVue" or the "Company") to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include declarations regarding TelVue's belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements which are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in TelVue's business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

         Readers are advised that TelVue undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. To the extent that the information presented in this Annual Report on Form 10-K for the year ended December 31, 2009 discusses financial projections, information or expectations about TelVue's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Although TelVue believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such information should not be regarded as a representation by TelVue or any other person that the Company's objectives and plans will be achieved.

ITEM 1.  BUSINESS

GENERAL

         TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations, cable, telephone company ("Telco") and satellite television providers, K-12 and higher education institutions and professional broadcasters. TelVue was incorporated in Delaware on November 26, 1986. Until December 30, 1988, TelVue was a wholly owned subsidiary of Science Dynamics Corporation ("Science"). On that date, TelVue's shares of common stock were distributed to Science's shareholders of record as of December 30, 1988, on the basis of three shares of TelVue's common stock for each share of Science's common stock then outstanding.

         TelVue operates two business segments. The first segment, TelVue Products and Services ("TPS"), includes equipment such as the TelVue Princeton(TM) broadcast and storage servers, and encoding and transcoding workstations ("TelVue Princeton(TM)") and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(TM) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue is currently marketing TelVue Princeton(TM), WEBUS(R), and PEG.TV(TM) to municipal governments, K-12 school districts, higher education institutions, cable and Telco Multi System Operators ("MSOs"), and other broadcasters as a means of lowering the cost, simplifying operations, and improving the quality of their local channels.

         TPS products include:

         TelVue Princeton(TM) Digital Broadcaster B100
         TelVue Princeton(TM) Digital Broadcaster B1000
         TelVue Princeton(TM) Digital Broadcaster B3000
         TelVue Princeton(TM) Digital Video Archive Server S3000F
         TelVue Princeton(TM) Encoding Workstation C500W
         TelVue Princeton(TM) Encoding and Transcoding Workstation T7400E

         The Company's TelVue Princeton(TM) Digital Broadcasters are all-in-one video servers, controlled from any connected web browser that uniquely combine multiple functions in a single platform. These functions include playback, recording, content management, scheduling, automation, on-air graphics and broadcast digital signage. TelVue Princeton(TM) servers are designed with features and functionality that allow customers to achieve the same results as studios with larger staffs and bigger budgets within minutes of unpacking the server. TelVue's web-based applications make it simple to upload video files and DVDs, manage content, schedule play-outs and automatically update the stations' website with a searchable program guide. TelVue Princeton(TM) platforms are scalable for small one-person stations, large broadcast facilities, as well as distributed broadcast networks. With its intuitive web-based interface, TelVue's customers can operate their TelVue Princeton(TM) server from anywhere at anytime. TelVue Princeton(TM) have been expanded to include all popular broadcast formats to meet the needs of local origination broadcasters across multiple market segments including PEG, K-12, higher education, cable and Telco, and professional broadcast television. TelVue also offers workflow products for video ingest, transcoding, and storage under the TelVue Princeton(TM) brand.

         TPS services include:

   WEBUS(R)          Automated broadcast digital signage display on TV Channel
   WEBUS Inside(TM)  WEBUS(R) integrated within TelVue Princeton(TM) Servers
   WEBLINX(TM)       Automated WEBUS(R) message display on websites
   VideoActives(TM)  Real time, dynamic video content for channels
   PEG.TV(TM)        Internet Streaming and Video-on-Demand Service
   WEB-EM(R)         Automated WEBUS(R) message display on cell phones and email

         WEBUS(R) is a web-based, multi-user digital signage system that enables multiple, authorized users such as township officials, school principals and civic leaders to update broadcast graphics and videos on their access channel and website from any Internet connected computer or mobile device. The WEBUS(R) service helps communities and television station operators better manage workflow by eliminating the routine tasks of video message creation, program scheduling and issuing urgent communications, such as emergency alerts or school closings. This enhancement to the workflow process allows station personnel to perform more creative and value added functions. Authorized users can schedule messages including real-time weather, traffic, and news "on the 5s", with the goal of making certain that a channels' and website's information is always fresh and current.

         WEBUS Inside(TM) is a version of the WEBUS(R) digital signage display application that runs natively on the Company's TelVue Princeton(TM) video server. This offers a significant cost savings as well as an opportunity to offer WEBUS(R) as a software-only upgrade to existing TelVue Princeton(TM) customers. It also provides a competitive advantage in the Company's ability to offer a combination broadcast video server and signage player in a single platform, including multiple channels on multi-channel servers.

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

         VideoActives(TM) are real-time, data-driven, on-air graphics such as local weather, local traffic, headline news, financial market indices, sports, quotes of the day and trivia questions. VideoActives(TM) are designed to enhance the presentation of a channel with dynamic and local content driven automatically by live data feeds. VideoActives(TM) integrate directly with the WEBUS(R) service.

         PEG.TV(TM) is an Internet based Video-on-Demand and Live Streaming Video service developed specifically for local communities and television stations. PEG.TV(TM) enables broadcasters to reach a whole new audience on the Internet and make their website a popular community destination. Unlike the many free video services on the Internet, PEG.TV(TM) gives customers complete control over how their content will look on the Internet through their own searchable, branded video player and helps drive traffic to the customer's website. PEG.TV(TM) also makes it easy to add chapter points and related links to video segments making it a valuable tool to municipalities that need to archive recorded town council and other meetings. PEG.TV(TM) allows TelVue to sell Internet Live Streaming and Video-on-Demand to its existing customer base as well as to customers of competing video server systems. PEG.TV(TM) also makes it easy for any organization to run a television channel on the Internet and present a library of videos. This expands TelVue's addressable market beyond those communities and organizations that have traditional broadcast channel capability. PEG.TV(TM) is designed to address the growing number of towns looking to archive and stream meetings on-line in a cost-effective manner. PEG.TV(TM) helps a station get their content on the Internet, and also allows them to cross promote their television channel and website. Hyperlocal channels and websites continue to offer strong revenue potentials for the organizations, and TelVue's technology can help realize this revenue potential.

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

         TelVue's second and legacy business segment is the marketing and service company which sells automatic number identification ("ANI") telecommunication services to the cable television industry. The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through the equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's National Data Center in Philadelphia, Pennsylvania. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Qwest. TelVue believes it receives a favorable trunk usage rate from Qwest. TelVue does expect continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand.

NEW PRODUCTS AND SERVICES

         TelVue continued to invest in research and development throughout 2009 and introduced a number of new products and feature enhancements.

         In the second quarter of 2009, TelVue introduced a new TelVue Princeton(TM) broadcast server model (B100-IP) with all digital outputs for professional cable and Telco broadcast markets. The easy to operate TelVue Princeton(TM) B100-IP model is ideal for these broadcasters, as it allows for multiple unit deployments across their networks at an affordable price without the added costs of an encoder.

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

         In the third quarter of 2009, TelVue released version 3.6 of its TelVue Princeton(TM) digital broadcast server software. The version 3.6 software contains significant improvements and several new integrated workflow features including Audio Level Normalization and MPEG File Repair. MPEG file repair and normalization tools can be costly if purchased separately. Integrating these tools natively adds even more value to TelVue Princeton(TM) and further streamlines workflow.

         Also, in the third quarter of 2009, TelVue launched a beta test of the Alliance for Community Media ("ACM") compliant Shared Content Server ("SCS") platform designed for PEG stations to easily share broadcast quality video programming with other stations using the Internet. In addition to supporting station-to-station sharing, the system also acts as a distribution network for content producers who want to effectively reach the thousands of PEG stations across the country.

         In the fourth quarter of 2009, TelVue enhanced its PEG.TV(TM) Internet streaming and video-on-demand service by adding a Banner Ad Management feature for announcements and sponsorship revenue generation. PEG.TV(TM) Banner Ad Management was designed to assist PEG.TV(TM) user organizations with the promotion of breaking community news, special events, local business sponsorships, public meetings and health or safety alerts. Additionally, website hyperlinks can be embedded in each banner ad to provide additional details about an organization's sponsor or event. PEG.TV(TM) Banner Ad Management can be used by organizations as an effective way to generate sponsorship revenue to offset costs.

         In the fourth quarter of 2009, TelVue introduced a new multi-channel high-definition TelVue Princeton(TM) broadcast server model (B3000-PRO) with up to four independent high-definition channels. The multi-channel high-definition broadcast server is geared towards high-end PEG and University channels, as well as professional broadcasters. The TelVue Princeton(TM) broadcast server family supports all major broadcast interfaces, making TelVue the only hyperlocal broadcast company to offer the full complement of broadcast interface options including analog, SDI/HD-SDI, DVB-ASI, and pure IP. The Company also added support to TelVue Princeton(TM) line for third party trafficking and middleware interfaces. These additions make the TelVue Princeton(TM) broadcast server interoperable with many primary professional broadcast, cable, Telco, and IPTV ecosystem components.

LICENSES AND PATENTS

         On July 8, 2003, TelVue filed for a patent for WEBUS(R). WEBUS(R) provides the operators of PEG channels, and other hyperlocal broadcasters such as schools, cable companies, and retirement communities, with the ability to generate a computerized TV signal on those channels. The WEBUS(R) signal is comprised of pictures, headlines, voice-over narration, full motion video clips and graphics. The pending patent includes the WEBUS(R) system. The WEBUS(R) system is a proprietary system that allows WEBUS(R) customers to independently post messages on their TV channel remotely and instantaneously. On July 27, 2005, TelVue filed for a second patent for WEBUS(R) which encompasses three additional claims. The claims consist of (i) WEBLINX(TM), a process that allows the WEBUS(R) content to appear on an affiliated website; (ii) a system for installation of a text-to-speech conversion that converts text screens to speech for use on the radio; and (iii) a mass emergency broadcast system which allows one WEBUS(R) user to broadcast an emergency message to one or more WEBUS(R) affiliates simultaneously. In 2009, TelVue chose to abandon the second WEBUS(R) patent application due to since discovered prior art.

         As a result of TelVue's acquisition of Princeton Server Group, Inc. ("PSG") in 2007, the Company acquired four pending patents filed prior to March 12, 2007 for various improvements related to digital video servers and a system for self-service digital media broadcast. Two of these pending patents have since been abandoned.

         TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001 related to this system.

         TelVue previously purchased Switched-access Audio Response Units ("SARUs") and one communication subsystem ("HP") from Atlas Telecom (formerly Syntellect). TelVue possesses a perpetual, no charge license for the pay-per-view application software residing on the SARUs it currently owns and for any future SARUs purchased. TelVue did not purchase any SARUs from Atlas Telecom during 2008 or 2009. There is no affiliation between TelVue and Atlas Telecom other than a customer and supplier relationship.

         TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software, which resides on two HPs that TelVue owns. TelVue purchased Link On equipment ("LINK ONs") from Telco Solutions, Inc. The LINK ONs are used to expand call capacity to accommodate new customers. The LINK ONs work in conjunction with the SARUs. TelVue purchased LINK ONs in place of SARUs because the LINK ONs are more cost effective. TelVue pays Telco Solutions, Inc. a monthly licensing fee for an exclusive license within the United States for the use of pay-per-view application software residing on the LINK ONs. TelVue did not purchase any LINK ONs during 2008 or 2009.

         TelVue also uses equipment purchased from Science. Science holds United States Patent No. 4,797,913 (issued January 10, 1989) encompassing ANI ordering equipment and services employing the use of Feature Group D services (the "Science Patent"). TelVue holds a perpetual, no charge and nonexclusive license to use the Science Patent.

SALES OF PRODUCTS AND SERVICES

         To expand its sales reach, TelVue complements its internal sales staff with a third-party reseller network. This method broadens TelVue's sales reach by employing both local and national resellers to create sales opportunities, supported by TelVue's internal sales staff, which increases sales while reducing and delaying some sales expenses until a sale is consummated. To date, 18 resellers have been contracted. To help expedite the impact of the Company's reseller relationships, TelVue launched a Partner Resource Center in March 2009 on the Company's website that includes training materials, videos, and sales tools to assist TelVue's resellers.

         Additionally, in November 2008, TelVue reached an agreement with a leading U.S. designer, manufacturer, and supplier of a comprehensive line of broadband systems equipment to co-develop digital video storage products to be sold under the partner's brand. This original equipment manufacturer ("OEM") sales strategy complements TelVue's reseller network and provides additional growth opportunities leveraging the Company's OEM partners' strong distribution channel and brand.

MARKETING OF PRODUCTS AND SERVICES

         TelVue markets its products and services to hyperlocal broadcasters using:
         o  direct mail;
         o  e-mail;
         o  Internet banner ads;
         o  Search Engine Optimization;
         o  the Company's website;
         o  online videos and webinars; and
         o  telemarketing.

         Additionally, TelVue attends key industry conferences where the Company demonstrates its products and services. TelVue's partner program includes co-op marketing opportunities with the Company's Resellers.

         Sales of TelVue's ANI service to date have been made to operating cable and satellite television companies with a broad geographical distribution. TelVue believes that relations with all of its customers are generally good. Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers TelVue serves is declining and it is unable to attract many new cable customers to its ANI service. As of December 31, 2009, there were no MSOs that individually comprised more than 10% of TelVue's revenues. Percentages of service revenue may vary as cable operators continue to consolidate their systems with other cable operators, as cable operators leave the ANI service and as the TPS segment grows.

COMPETITION

         TPS currently has competition from software and hardware suppliers to broadcasters including municipalities that operate PEG cable access channels. As broadcasters upgrade to all-digital equipment and workflows, many have a significant learning curve and face new integration challenges so they appreciate a company that can offer comprehensive solutions that integrate seamlessly. While there are other competitors in TelVue's core markets, few offer the comprehensive solution that the Company provides. Additionally, TelVue's IT and web-centric approach to broadcast automation and workflow and the simplicity of its applications make TelVue technology easy to adopt and highly accessible.

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

EMPLOYEES

         At December 31, 2009, TelVue had 24 full-time employees, compared to 26 full-time employees and one part-time employee as of December 31, 2008. In March 2009, TelVue restructured its organization, reducing its staff to 21 full-time employees, and reorganizing key departments. Paul Andrews was promoted from VP Business Development to SVP Sales and Marketing, and Dan Pisarski was promoted from Director Software Development to VP Engineering and Technical Support. The restructuring was intended to make operations more efficient and reduce cost in a manner that would not hurt top line growth. Additional personnel may be added as circumstances require.

BACKLOG

         TelVue service revenues are computed and assessed a fixed monthly support and initial installation fee. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue. Currently, TelVue is in the process of fulfilling TPS orders for ten customers valued at approximately $59,000. TelVue's ANI service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment.

RESEARCH AND DEVELOPMENT

         With the acquisition of PSG, TelVue gained a strong and highly technical research and development capability. Material research and development is performed to introduce features on its TelVue Princeton(TM) servers and its WEBUS(R) and PEG.TV(TM) services.

ITEM 1A. RISK FACTORS

         TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease was to expire on May 31, 2012. However, TelVue had the right to terminate the lease after the first year provided it gives written notice 120 days before the end of the first year of the lease term and pays a termination fee of $13,098. On January 29, 2010, TelVue exercised its right of early termination and paid the termination fee of $13,098. On March 1, 2010 TelVue executed a new 5 year lease to remain at this location. Additionally, on March 15, 2010, TelVue executed the First Amendment to this lease, which established the operating expense allocation. The space is used to house the equipment used to provide the ANI service and TelVue Product and Services, and provides office space for the executive, sales, secretarial and technical support personnel.

         TelVue also leased approximately 848 square feet of space in Princeton, New Jersey. This lease expired on June 30, 2008, and was extended on a month-to-month basis. This facility was used for lab space for continued TelVue Princeton(TM) research and development. This lease was terminated on August 31, 2009 and all of the equipment from that facility was relocated to the Mt. Laurel, New Jersey office space.

         Additionally, TelVue leases rack space and Internet bandwidth at a co-location facility at 401 N. Broad St., Philadelphia PA. TelVue hosts its PEG.TV(TM) Internet streaming and Video-on-Demand service at the co-location facility. Additionally, in 2009 the Company moved its WEBUS(R) and ANI infrastructure to the facility for further operational cost savings and increased service capacity and performance.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, TelVue may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm TelVue's business. TelVue is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on TelVue's business, financial condition or operating results.

ITEM 4.  (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         TelVue's common stock is eligible for quotation on the Over-the-Counter Market under the symbol TEVE. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

         QUARTER 2009                 HIGH                    LOW

           First                      $.15                   $.01

           Second                     $.20                   $.035

           Third                      $.22                   $.045

           Fourth                     $.175                  $.051

         QUARTER 2008

           First                      $.08                   $.04

           Second                     $.05                   $.025

           Third                      $.04                   $.011

           Fourth                     $.03                   $.013

         The above market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

         As of March 19, 2010, there were 263 holders of record of the common stock of TelVue.

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

         Shares of common stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. On August 21, 2006, the Board of Directors, with Mr. H.F. (Gerry) Lenfest, TelVue's majority stockholder, abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his preferred stock in August 2005. As of March 19, 2010, 41,130,019 shares of TelVue's common stock were entitled to 10 votes per share. The remaining 7,431,625 shares of common stock were entitled to one vote per share. Mr. Lenfest owns 38,016,586 shares of common stock, all of which are entitled to ten votes per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                          NUMBER OF                               NUMBER OF
                      SECURITIES TO BE                           SECURITIES
                         ISSUED UPON       WEIGHTED-AVERAGE       REMAINING
                         EXERCISE OF      EXERCISE PRICE OF      AVAILABLE FOR
                          OUTSTANDING        OUTSTANDING        FUTURE ISSUANCE
                      OPTIONS, WARRANTS    OPTIONS, WARRANTS     UNDER EQUITY
PLAN CATEGORY             AND RIGHTS          AND RIGHTS      COMPENSATION PLANS
-------------------   -----------------   ------------------  ------------------
Equity
compensation plans
approved by
security holders .....   4,495,000             $.066             3,695,000

Equity
compensation plans
not approved by
security holders .....         (a)               (a)                   (a)
                           100,000(b)           .033(b)            100,000(b)
                         ---------             -----             ---------
Total ................   4,595,000             $.066             3,795,000
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

(b) In 2008, TelVue issued 300,000 stock options to a certain consultant of TelVue. 200,000 of these stock options have been forfeited.

ITEM 6.  SELECTED FINANCIAL DATA

         TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of TelVue's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters.

OVERVIEW

         TelVue is a broadcast technology company that helps hyperlocal television channels to achieve professional results at affordable prices. TelVue currently serves over 550 TV broadcast outlets including Professional Broadcasters, cable, Telco, K-12, Higher Education, and PEG channels with modern, cost effective broadcast technology solutions. TelVue combines its proprietary digital media software and today's open technologies to simplify professional broadcast equipment and workflow. As a result, TelVue's customers benefit from improved programming and reduced costs and are better positioned to meet the new challenges of a rapidly changing industry including a stronger Internet presence.

         Despite a down economy and tighter budgets in many of its market segments, TelVue grew TPS revenue by 32.3% while decreasing operating expenses by 44.7% in 2009 compared to the prior year. Excluding the goodwill impairment charge that was recorded in 2008, operating expenses decreased by 27.5% in 2009 compared to the prior year. TelVue achieved these results through expansion into the cable and Telco markets that were not as heavily impacted by the economy, growing its reseller network that now includes a national reseller in each of the cable, Telco, and education markets, and introducing a number of new products and services. Additionally, as a value provider, TelVue's products and services remained attractive to its core municipal and PEG markets despite tighter budgets.

         TelVue now delivers local programming to over 15 Million homes nationwide, powers over 1,000 PEG television channels and provides Leased Access and Local Origination solutions to 7 of the top 10 MSOs and the nation's largest telephone company.

CASH FLOW

         With its streamlined organization and revenue growth, TelVue's operational cash flow requirements were significantly less. TelVue was required to draw $1,450,000 from its lines of credit in 2009 compared to $3,750,000 in 2008. This represented a 61% decrease. In the fourth quarter of 2009, TelVue received a $1,500,000 line of credit from its majority stockholder, Mr. Lenfest, to assist in continuing to grow the business. While Mr. Lenfest has demonstrated his support for TelVue's new management and technology focus, there is no guarantee that he will continue to provide funding in the future.

         TelVue had negative cash flow from operating activities of $1,364,253 and $3,229,653 for the years ended December 31, 2009 and 2008, respectively. The increase in cash flow in 2009 compared to 2008 was primarily due to increased TelVue Princeton(TM) sales in addition to reductions in operating expenses.

MARKETS

         TelVue has primarily focused its TPS marketing and sales efforts to date on municipalities operating community television stations and powers over 1,000 PEG channels. TelVue expects the PEG market to continue to be a growth area for the Company; however, TelVue sees additional growth opportunity for the Company by expanding its marketing and sales efforts into markets including cable, Telco, K-12, University, Professional Broadcast and more. TelVue's reseller sales strategy will help it expand in these vertical markets more quickly.

         In the first quarter of 2009, TelVue received multiple broadcast system orders from a major cable television company streamlining its cable Local Origination and Leased Access operations. TelVue continued its expansion in the cable and Telco markets through 2009, and it now provides Leased Access and Local Origination broadcast solutions to 7 out of 10 of the top MSOs and the largest telephone company in the United States.

INDUSTRY TRENDS

         A number of industry trends that TelVue believes play to its strengths include:

      o The continued transition from analog/tape-based video systems to digital and digital file-based systems.

      o Stations using first generation digital video systems are beginning to upgrade to second generation systems.

      o  The continued transition from standard definition to high-definition.

      o Increased competition between cable and Telco television providers and satellite broadcast providers is proving that hyper-local content can be an important differentiator. As such cable and Telco television providers will likely put more focus and be more supportive of PEG, Local Origination, and Leased Access channels.

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

         Conversely, industry trends that could present risks to TelVue's growth or create increased competition are:

      o FCC regulation of MSOs could change and negatively affect the number of PEG channels or how they are funded. Such changes could negatively affect TelVue's PEG market sales.

      o Internet video and social networking sites such as YouTube and Facebook that may offer customers a free alternative to PEG.TV(TM). However, TelVue believes content control and broadcast workflow for its core markets will still be strengths for TelVue.

      o As Internet video delivery continues to become more robust and competes with traditional broadcast television delivery, future services offered by major Internet video companies could present competitive solutions for local broadcasters.

CRITICAL ACCOUNTING POLICIES

         In presenting its financial statements in conformity with accounting principles generally accepted in the United States, TelVue is required to make certain estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions the Company is required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of TelVue's control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to TelVue's results of operations, financial position and liquidity. TelVue believes that the estimates and assumptions used when preparing its financial statements were the most appropriate at that time. Presented below are those accounting policies that TelVue believes require subjective and complex judgments that could potentially affect reported results.

Use of Estimates

         TelVue's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, TelVue evaluates estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. TelVue bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, TelVue believes that its estimates, including those for the above-described items, are reasonable.

         Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Goodwill and Other Intangibles

         Goodwill and other intangibles are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. As of December 31, 2008, based on concerns over TelVue's net loss and negative cash flow, uncertainty regarding future cash flows and uncertainty whether the current carrying value of the Goodwill related to the PSG acquisition will be recovered by future cash flows, the Company determined that the carrying value of this Goodwill was impaired, and a charge of $1,921,405 was recorded to write off this Goodwill. As a result, TelVue's net loss for 2008 was increased by this amount to $7,545,259. Had this subjective determination not been made, the Company would not have recorded this charge.

Revenue Recognition

         In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton(TM) upon shipment of the equipment to its customers. Revenues related to its WEBUS(R) and PEG.TV(TM) services are recognized on a monthly basis, being amortized over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades. The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. If the Company chose to recognize these revenues when payments were received under these agreements, then the Company would recognize more revenue in earlier periods and would not record any deferred revenues. TelVue believes that its practice allows the Company to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles. Revenue related to TelVue's ANI service is recognized in the month the service is provided.

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

         The above listing is not intended to be a comprehensive list of all TelVue's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See TelVue's audited financial statements and notes thereto included in this Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS

         Beginning in January 2008, TelVue began a weighted allocation of all compensation, general and administrative, interest and amortization expenses between its two segments, TPS and ANI. Previously, only a minimal amount of expenses were allocated between business segments.

         During 2008, TelVue conducted two separate reductions in workforce. Combined, they involved the elimination of 14 full-time positions and resulted in net expense savings of approximately $550,000 for the calendar year, which was recognized across all departments and business segments.

         Additionally, in March 2009, there was a reduction in workforce involving the elimination of five positions, resulting in an annualized savings on compensation expense of $360,000.

         The following discussion deals with the decrease in operating loss for the year ended December 31, 2009, compared to the year ended December 31, 2008, and the reasons for the decrease. TelVue also discusses the marketing of its TPS segment and the changes in TPS revenue and expenses. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the year ended December 31, 2009 to the year ended December 31, 2008. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box.

                                                        $ Change      % Change
                                                       -----------   -----------
                              2009           2008      Fav/(Unfav)   Fav/(Unfav)
                           -----------   -----------   -----------   -----------
Revenues
  TPS .................    $ 3,220,728   $ 2,434,129   $   786,599      32.3
  ANI Services ........      1,160,258     1,274,155      (113,897)     (8.9)

Cost of Revenues
  TPS .................      1,707,764     1,852,339       144,575       7.8
  ANI Services ........        207,107       376,126       169,019      44.9

Operating Expenses
  Selling and marketing      1,014,577     1,515,579       501,002      33.0
  General and
   administrative .....      2,305,037     3,405,042     1,100,005      32.3
  Depreciation and
   Amortization .......      1,130,259     1,214,860        84,601       6.9
  Goodwill Impairment .              -     1,921,405     1,921,405       N/A
                           -----------   -----------   -----------     ------

Operating Loss ........     (1,983,758)   (6,577,067)    4,593,309      69.8

Other Income (Expense)        (808,599)     (968,192)      159,593      16.5
                           -----------   -----------   -----------     ------

Net Loss ..............    $(2,792,357)  $(7,545,259)  $ 4,752,902      63.0
                           ===========   ===========   ===========     ======

         The TPS segment had an operating loss of $2,562,381 for the year ended December 31, 2009, compared to an operating loss of $7,199,004 for the year ended December 31, 2008. The ANI segment had operating income of $578,623 for the year ended December 31, 2009, compared to $621,937 for the year ended December 31, 2008.

Revenues

         TPS revenue increased $786,599 for the year ended December 31, 2009, compared to the year ended December 31, 2008. The majority of the revenue increases were attributed to increased focus on selling TelVue Princeton(TM), growth in the cable and Telco markets, and a 74% growth in reseller sales compared to 2008, in addition to the previously mentioned new products. There was also an increase in consulting revenue in 2009 when compared to 2008. These increases were offset by a continued decline in sponsorship revenues. As of December 31, 2009, TelVue was providing its WEBUS(R) service to 246 customers compared to 182 customers at December 31, 2008. TelVue is marketing its products and services nationally. TelVue has also sold equipment in 41 different states and the District of Columbia. The use of resellers is expected to significantly increase TelVue's national reach.

         ANI service revenue declined $113,897 for the year ended December 31, 2009, when compared to the same period of 2008. As expected, feature revenue decreased $45,466, pay-per-view plus revenue decreased $45,448, and pay-per-view buy revenue decreased $15,307, for the year ended December 31, 2009 when compared to the same periods of 2008. These decreases were mainly due to a continued reduction in the number of subscribers served during this period when compared to 2008 (as discussed below).

         As of December 31, 2009, TelVue ANI was serving approximately 3.8 million full-time cable subscribers compared to approximately 4.2 million full-time cable subscribers served as of December 31, 2008. During the year ended December 31, 2009, approximately 426,000 full-time and part-time cable subscribers cancelled the ANI service. During the same period, there were no new cable subscribers added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service which allows the cable operator to process ordering of pay-per-view movies and events directly from its customers without using TelVue's ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

         Cost of revenues for TPS decreased $144,575 for the year ended December 31, 2009, when compared to the year ended December 31, 2008, mainly as a result of an entry that was recorded in 2008 to expense the remaining net book value of equipment related to the WEBUS(R) service that had been maintained as a fixed asset by TelVue. There were also savings in compensation related to the previously mentioned reduction in workforce.

         ANI cost of revenues decreased for the year ended December 31, 2009 by $169,019 when compared to the year ended December 31, 2008. This decrease was primarily due to a favorable variance in compensation expense. This favorable variance was the result of savings related to the previously mentioned reduction in workforce that occurred during the year, in addition to the reversal of previously accrued royalties that were determined to be no longer payable.

Selling and Marketing Expenses

         Total selling expenses decreased by $501,002 for the year ended December 31, 2009 when compared to the year ended December 31, 2008. Selling expenses related to TPS decreased $483,642 for the year ended December 31, 2009, when compared to the year ended December 31, 2008. These decreases were primarily a result of decreased compensation related to the previously mentioned reductions in workforce. There were also savings in marketing expenses in 2009 when compared to 2008; for example, in 2008, the Company spent significant funds related to re-branding that it did not expend in 2009. Selling expenses related to the ANI service decreased by $17,360 for the year ended December 31, 2009, when compared to 2008. This decrease was also a result of a decrease in compensation related to the previously mentioned reductions in workforce, in addition to savings in commissions due to the Company's decision to no longer pay commissions on ANI sales activities.

General and Administrative Expenses

         General and administrative expenses decreased by $1,100,005 for the year ended December 31, 2009 when compared to the year ended December 31, 2008. TPS general and administrative expenses decreased $1,040,964 for the year December 31, 2009 when compared to the year ended December 31, 2008. A contributing factor to this decrease was a reduction in compensation expense, primarily due to an expense recorded in 2008 for separation pay to the former President and Chief Executive Officer. Other factors contributing to this decrease were lower legal and accounting fees compared to prior year, in addition to lower consulting and executive search fees paid than in 2008. The Company's rent expense also decreased as a result of vacating the office space it had occupied in Princeton as of August 31, 2009. ANI segment general and administrative expenses decreased $59,041 for the year ended December 31, 2009 when compared to the year ended December 31, 2008, once again related to the 2008 separation pay mentioned above.

Depreciation and Amortization Expense

         During the year ended December 31, 2009, TelVue purchased $227,732 of equipment compared to $496,309 purchased during the year ended December 31, 2008. The majority of the equipment purchased during the year ended December 31, 2009 and 2008 was for software development and equipment related to the TPS segment. Depreciation and amortization expense decreased $49,230 and $35,371 for the year ended December 31, 2009, as a result of the fewer capital purchases and older assets becoming fully depreciated, in addition to lower amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 25% and 20% of total operating expenses, excluding goodwill impairment, for the years ended December 31, 2009 and 2008, respectively. At December 31, 2008, management determined that the Goodwill acquired with the PSG acquisition was impaired and an impairment charge of $1,921,405 was recognized.

Goodwill Impairment/Net Loss

         TelVue had a net loss of $2,792,357 for the year ended December 31, 2009, compared to a net loss of $7,545,259 for the year ended December 31, 2008. A large portion of this decreased 2009 net loss was attributable to the Goodwill impairment write-down of $1,921,405 mentioned above. Additionally, the increase in 2009 TelVue Princeton(TM) sales and revenue as well as the previously mentioned decreases in operating expense were contributing factors to this decrease in net loss. At December 31, 2009 and 2008, TelVue recorded valuation allowance increases of $652,992 and $2,467,398, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $13,200,000 on a tax-reporting basis as of December 31, 2009 (see Note 11 of TelVue's accompanying financial statements).

Accounts Receivable and Allowance for Doubtful Accounts

         As of December 31, 2009, TelVue maintained a bad debt reserve in the amount of $19,080 as compared to $5,662 as of December 31, 2008. The reserve was calculated based on the estimate that 2% of outstanding receivables at December 31, 2009 and 1% of outstanding receivables at December 31, 2008 would not be collected.

         TelVue's days for sales in average accounts receivable was 63 days at December 31, 2009, compared to 60 days at December 31, 2008. TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton(TM) customers. The Company has not changed its credit terms with its customers for its WEBUS(R) or ANI services. A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton(TM) equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

         Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Preferred Stock (as defined below) to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest. From November 1989 to February 1996, TelVue borrowed an aggregate of $6,128,712 from Mr. Lenfest. These loans and accrued interest were repaid in their entirety during 2003. On March 5, 2001, TelVue borrowed $650,000 from Mr. Lenfest to fund a portion of the acquisition of Source Communications Group ("Source"), at an interest rate of prime plus one percent (1%) compounded and due on or before January 1, 2004. This loan was repaid in its entirety in 2001.

         In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased from Science, TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.

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

         On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005
Note) with Mr. Lenfest. The purpose of the 2005 Note was to provide funding to grow the WEBUS(R) service. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of

TelVue under the 2005 Note may be declared immediately due and payable. The 2005
Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. During the year ended December 31, 2007, TelVue borrowed $1,600,000 under the terms of the 2005 Note, bringing outstanding borrowings under the 2005 Note to $3,800,000 and accrued interest on the borrowings to $912,373 as of December 31, 2009, fully exhausting this note.

         As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of December 31, 2009, TelVue had borrowed $10,000,000 under the 2006 Note with accrued interest in the amount of $1,685,863, fully exhausting this note.

         As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007
Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of December 31, 2009, TelVue had borrowed $2,300,000 under the 2007 Note with accrued interest in the amount of $144,635, fully exhausting this note.

         As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q1 Note") with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate on the 2009 Q1 Note is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note, which was March 3, 2009. As of December 31, 2009, TelVue had borrowed $400,000 under the 2009 Q1 Note with accrued interest in the amount of $13,815, fully exhausting this note.

         As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q2 Note") with Mr. Lenfest on June 8, 2009, in the principal amount of $500,000. The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate on the 2009 Q2 Note is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note, which was June 9, 2009. As of December 31, 2009, TelVue had borrowed $500,000 under the 2009 Q2 Note with accrued interest in the amount of $10,244, fully exhausting this note.

         As a result of the anticipated exhaustion of the line of credit under the 2009 Q2 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q3 Note") with Mr. Lenfest on October 5, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate on the 2009 Q3 Note is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six years from the date of the first advance under the 2009 Q3 Note, which was October 14, 2009. As of December 31, 2009, TelVue had borrowed $400,000 under the 2009 Q3 Note with accrued interest in the amount of $2,381, fully exhausting this note.

         As a result of the anticipated exhaustion of the line of credit under the 2009 Q3 Note, TelVue entered into an additional Line of Credit Note (the "2010 Note") with Mr. Lenfest on December 8, 2009, in the principal amount of $1,500,000. The minimum advance under the 2010 Note is $100,000 and the interest rate on the 2010 Note is equal to the prime rate plus one percent (1%). The 2010 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2010 Note may be declared immediately due and payable. The 2010
Note is unsecured and will expire six years from the date of the first advance under the 2010 Note unless extended or renewed. Principal and interest on the 2010 Note are also due and payable six years from the date of the first advance under the 2010 Note. No amounts were outstanding on the 2010 Note as of December 31, 2009. The first advance was made on March 16, 2010.

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

         On March 12, 2007, PSG was acquired by TelVue for $6.1 million and the forgiveness of the PSG Note (described above). TelVue borrowed $6.1 million from Mr. Lenfest under the 2006 Note. PSG develops high performance digital video systems, appliances, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets their product to PEG TV and local origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to its WEBUS(R) service with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

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

         TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the year ended December 31, 2009, TelVue had 426,000 full and part-time subscribers cancel service and no new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

         TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financings from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have been exhausted. As a result of this, TelVue secured the 2010 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have helped, and the 2010 Note will help, to fund the growth of TelVue Product and Services. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TelVue Product and Services. However, there can be no assurance that its marketing efforts will be successful.

         TelVue expects to see some continued adverse effects on sales in 2010 due to the current economic conditions, primarily in the PEG markets. The Company anticipates some of this being offset by federal stimulus dollars being allocated to these markets. Additionally, TelVue feels that its expansion into markets outside of these will broaden its sources of revenue which will help to offset any revenue declines related to the economy.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements at December 31, 2009 that had or are reasonably likely to have, a current or future effect on TelVue's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to TelVue's interests.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements of any nature at any time with TelVue's auditors with regard to any aspect of TelVue's financial statements, its financial disclosures or its accounting practices.

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

         (c) Management's Report on Internal Control Over Financial Reporting.

         TelVue's management is responsible for the preparation and integrity of the Financial Statements appearing in TelVue's annual report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on the Company's best judgments and estimates. Financial information in this annual report on Form 10-K is consistent with that in the financial statements.

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

         In order to ensure TelVue's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained effective internal control over financial reporting as of December 31, 2009.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2010 Annual Meeting of Stockholders that will be filed not later than April 30, 2010.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2010 Annual Meeting of Stockholders that will be filed not later than April 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2010 Annual Meeting of Stockholders that will be filed not later than April 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         At December 31, 2009, TelVue was indebted to Mr. Lenfest in the principal amount of $17,400,000 and accrued interest of $2,769,311.

         Other related transactions are described in Notes 5, 6, 8 and 12 of the 2009 Financial Statements of TelVue.

         Certain other information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2010 Annual Meeting of Stockholders that will be filed not later than April 30, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2010 Annual Meeting of Stockholders that will be filed not later than April 30, 2010.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm dated March 30, 2010.

   Balance Sheets as of December 31, 2009 and 2008.

   Statements of Operations for the years ended December 31, 2009 and 2008.

   Statements of Stockholders' Deficit for the years ended December 31, 2009 and 2008.

   Statements of Cash Flows for the years ended December 31, 2009 and 2008.

   Notes to Financial Statements.

                               TelVue Corporation
                              Financial Statements
                     Years Ended December 31, 2009 and 2008

Table of Contents                                                       Page No.

Report of Independent Registered Public Accounting Firm ................   F - 2

Financial Statements

   Balance Sheets ......................................................   F - 3

   Statements of Operations ............................................   F - 5

   Statements of Stockholders' Deficit .................................   F - 6

   Statements of Cash Flows ............................................   F - 7

   Notes to Financial Statements .......................................   F - 8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
TelVue Corporation

We have audited the accompanying balance sheets of TelVue Corporation (a Delaware corporation) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 30, 2010

TelVue Corporation
Balance Sheets
December 31, 2009 and 2008

ASSETS                                                2009             2008
                                                  ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents ..................    $    112,213     $    250,698
    Accounts receivable - trade, net of
    allowance for doubtful accounts of
    $19,080 in 2009 and $5,662 in 2008 .......         934,933          560,579
    Inventory ................................         258,952          266,032
    Prepaid expenses .........................          18,206           54,636
                                                  ------------     ------------
TOTAL CURRENT ASSETS .........................       1,324,304        1,131,945

PROPERTY AND EQUIPMENT .......................       7,367,653        7,235,689
  Less accumulated depreciation ..............       6,495,749        6,051,809
                                                  ------------     ------------
                                                       871,904        1,183,880

DEFINITE-LIVED INTANGIBLE ASSETS .............       2,825,200        3,415,751

INDEFINITE-LIVED INTANGIBLE ASSETS - OTHER ...         397,260          397,260

OTHER ASSETS .................................          19,665            8,800
                                                  ------------     ------------
                                                  $  5,438,333     $  6,137,636
                                                  ============     ============

See accompanying notes

TelVue Corporation
Balance Sheets (continued)
December 31, 2009 and 2008

LIABILITIES AND STOCKHOLDERS' DEFICIT                 2009             2008
                                                  ------------     ------------
CURRENT LIABILITIES
  Accounts payable ...........................    $    331,993     $    315,236
  Accrued expenses ...........................          81,225          444,659
  Deferred service revenue ...................         538,472          359,764
  Other liabilities ..........................             704            1,784
                                                  ------------     ------------
TOTAL CURRENT LIABILITIES ....................         952,394        1,121,443

LINES OF CREDIT - MAJORITY STOCKHOLDER .......      17,400,000       15,950,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ..........         541,000          541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ......       2,769,311        1,960,708

REDEEMABLE CONVERTIBLE PREFERRED STOCK
  $1 par value, 6,900,000 shares
   authorized, no shares outstanding .........               -                -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    48,561,644 and 48,461,644 shares
    issued and outstanding at December
    31, 2009 and 2008, respectively ..........         485,617          484,617
   Additional paid-in capital ................       4,879,853        4,877,353
   Accumulated deficit .......................     (21,589,842)     (18,797,485)
                                                  ------------     ------------
                                                   (16,224,372)     (13,435,515)
                                                  ------------     ------------
                                                  $  5,438,333     $  6,137,636
                                                  ============     ============

See accompanying notes

TelVue Corporation
Statements of Operations
Years Ended December 31, 2009 and 2008

                                                     2009              2008
                                                 ------------      ------------
REVENUES
  TelVue products and services .............     $  3,220,728      $  2,434,129
  ANI ......................................        1,160,258         1,274,155
                                                 ------------      ------------
                                                    4,380,986         3,708,284
COST OF REVENUES
  TelVue products and services .............        1,707,764         1,852,339
  ANI ......................................          207,107           376,126
                                                 ------------      ------------
                                                    1,914,871         2,228,465
                                                 ------------      ------------
GROSS PROFIT ...............................        2,466,115         1,479,819
OPERATING EXPENSES
  Selling and marketing ....................        1,014,577         1,515,579
  General and administrative ...............        2,305,037         3,405,042
  Depreciation and amortization ............        1,130,259         1,214,860
  Goodwill impairment ......................                -         1,921,405
                                                 ------------      ------------
                                                    4,449,873         8,056,886
                                                 ------------      ------------
OPERATING LOSS .............................       (1,983,758)       (6,577,067)

OTHER INCOME (EXPENSE)
  Interest expense - related party .........         (808,603)         (968,429)
  Interest income ..........................                4               237
                                                 ------------      ------------
                                                     (808,599)         (968,192)
                                                 ------------      ------------
LOSS BEFORE INCOME TAXES ...................       (2,792,357)       (7,545,259)

  INCOME TAX EXPENSE .......................                -                 -
                                                 ------------      ------------
NET LOSS ...................................     $ (2,792,357)     $ (7,545,259)
                                                 ============      ============

 BASIC NET LOSS PER COMMON SHARE ...........     $      (0.06)     $      (0.16)
                                                 ============      ============
 DILUTED NET LOSS PER COMMON SHARE .........     $      (0.06)     $      (0.16)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING ......................       48,531,507        48,448,920
                                                 ============      ============

See accompanying notes

TelVue Corporation
Statements of Stockholders' Deficit
Years Ended December 31, 2009 and 2008

                                                 Additional                        Total
                                    Common         Paid-In      Accumulated    Stockholders'
                                    Stock          Capital        Deficit         Deficit
                                 ------------   ------------   ------------    ------------
BALANCE, JANUARY 1, 2008 .....   $    484,331   $  4,876,639   $(11,252,226)   $ (5,891,256)

Issuance of 28,570 shares
  of common stock ............            286            714              -           1,000
Net loss .....................              -              -     (7,545,259)     (7,545,259)
                                 ------------   ------------   ------------    ------------
    BALANCE, DECEMBER 31, 2008        484,617      4,877,353    (18,797,485)    (13,435,515)

Issuance of 100,000 shares of
  common stock ...............          1,000          2,500              -           3,500
Net loss .....................              -              -     (2,792,357)     (2,792,357)
                                 ------------   ------------   ------------    ------------
    BALANCE, DECEMBER 31, 2009   $    485,617   $  4,879,853   $(21,589,842)   $(16,224,372)
                                 ============   ============   ============    ============

See accompanying notes

TelVue Corporation
Statements of Cash Flows
Years Ended December 31, 2009 and 2008

                                                         2009           2008
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .......................................   $(2,792,357)   $(7,545,259)
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
    Depreciation and amortization ................     1,130,259      1,214,860
    Loss on disposal of equipment included in
    Cost of sales ................................             -        324,724
    Goodwill impairment ..........................             -      1,921,405
  Changes in operating assets and liabilities:
    Accounts receivable - trade ..................      (374,354)        81,104
    Inventory ....................................         7,080        (21,038)
    Prepaid expenses .............................        36,430         66,010
    Other assets .................................       (10,865)             -
    Accounts payable .............................        16,757       (389,946)
    Accrued expenses .............................      (363,434)       208,121
    Deferred service revenue .....................       178,708        (56,670)
    Other liabilities ............................        (1,080)        (1,394)
    Accrued interest - majority stockholder ......       808,603        968,430
                                                     -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES ..........    (1,364,253)    (3,229,653)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ............      (227,732)      (496,309)
                                                     -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES ..........      (227,732)      (496,309)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from lines of credit-majority
   stockholder ...................................     1,450,000      3,750,000
  Issuance of common stock .......................         3,500          1,000
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........     1,453,500      3,751,000
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .....................................      (138,485)        25,038

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...       250,698        225,660
                                                     -----------    -----------

CASH AND EQUIVALENTS AT END OF YEAR ..............   $   112,213    $   250,698
                                                     ===========    ===========

See accompanying notes

TelVue Corporation
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of TelVue Corporation ("TelVue" or "the Company") is presented to assist in understanding its financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements include the accounts of TelVue Corporation and Princeton Server Group, Inc. ("PSG"), which was acquired on March 12, 2007 and was maintained as a wholly-owned subsidiary until February 28, 2008, on which date PSG was merged into TelVue Corporation.

Business Activity and Concentration of Credit Risk

TelVue operates two business segments. The first segment, TelVue Products and Services ("TPS"), includes equipment such as the TelVue Princeton(TM) broadcast and storage servers, and encoding and transcoding workstations ("TelVue Princeton(TM)") and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(TM) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue's second and legacy business segment is the marketing and service company which sells automatic number identification ("ANI") telecommunication services to the cable television industry. The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. The Company grants credit to cable television operators throughout the nation. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry.

The Company maintains cash balances at a financial institution located in the Philadelphia area. Accounts at this institution are insured by the FDIC up to $250,000. At times the Company maintains cash balances in excess of the insured amount.

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

Business Combination

Under the provisions of generally accepted accounting principles ("GAAP"), the Company accounts for all business combinations by the acquisition method. The total cost of acquisitions is allocated to the underlying assets, based on fair market values as determined by an independent appraiser. The Company recognizes intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

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

Customer installation costs incurred to provide the TPS service were capitalized and depreciated over the term of the contract, which is typically three (3) or five (5) years. In 2009, the Company expensed these costs as incurred.

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

At December 31, 2008, management determined that the goodwill acquired with the 2007 PSG acquisition was impaired, and recognized an impairment charge of $1,921,405.

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

Valuation of Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2009, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

Revenue Recognition

TelVue recognizes revenues related to TelVue Princeton(TM) upon shipment of the equipment to its customers. Revenues related to its WEBUS(R) and PEG.TV(TM) services are recognized on a monthly basis, being amortized over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades. The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. Revenue related to TelVue's ANI service is recognized in the month the service is provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2006 and state income tax examinations before 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service ("IRS") tax examination. The Company is not currently under examination by any state jurisdictions.

The Company has no unrecognized tax benefits arising from uncertain tax positions at December 31, 2009 and 2008. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Share-Based Compensation

The Company calculates share-based compensation using the modified prospective method, which requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expense in the accompanying statements of operations.

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board ("FASB") issued new guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance which delayed the effective date of the new guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years beginning after November 15, 2008. Nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted the guidance for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption for financial assets and liabilities did not have an impact on the financial position, results of operations or cash flows of the Company. The adoption of the provisions for nonfinancial assets and liabilities, in the first quarter of 2009, did not have an impact on the financial position, results of operations or cash flows of the Company upon adoption.

Note 2 - Supplemental Disclosures of Cash Flow Information

During 2009 and 2008, there was no cash paid for interest or income taxes.

Note 3 - Property and Equipment

A schedule of property and equipment at December 31, 2009 and 2008, is as follows:
                                                                     Estimated
                                                                    Useful Lives
                                        2009            2008          in Years
                                    -----------     -----------     ------------

Operating equipment .............   $ 6,559,915     $ 6,465,755         3-5
Office furniture and equipment ..       468,011         468,011         3-5
Leasehold improvements ..........             -          46,089          5
Software ........................       339,727         255,834          3
                                    -----------     -----------

                                    $ 7,367,653     $ 7,235,689
                                    ===========     ===========

For the years ended December 31, 2009 and 2008, depreciation expense was $539,708 and $588,941, respectively.

Note 4 - Intangible Assets

A schedule of definite-lived intangible assets and accumulated amortization as of December 31, 2009 and 2008 is as follows:

                                                                      Weighted
                                                                       Average
                                       Accumulated                  Amortization
December 31, 2009           Amount     Amortization        Net         Period
------------------------------------   ------------   -----------   ------------

Software ..............  $ 3,600,000   $  1,435,714   $ 2,164,286     7 years
Patents ...............      788,220        146,697       641,523    15 years
Customer list .........       74,900         74,900             -    18 months
Customer contract .....       57,800         40,340        17,460     4 years
Maintenance contracts .       27,800         25,869         1,931     3 years
                         -----------   ------------   -----------

                         $ 4,548,720   $  1,723,520   $ 2,825,200
                         ===========   ============   ===========

December 31, 2008
-------------------------
Software ..............  $ 3,600,000   $    921,428   $ 2,678,572     7 years
Patents ...............      788,220         94,148       694,072     15 years
Customer list .........       74,900         74,900             -    18 months
Customer contract .....       57,800         25,890        31,910     4 years
Maintenance contracts .       27,800         16,603        11,197     3 years
                         -----------   ------------   -----------

                         $ 4,548,720   $  1,132,969   $ 3,415,751
                         ===========   ============   ===========

Amortization expense from definite-lived assets for the years ended December 31, 2009 and 2008 was $590,551 and $625,919, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding years for definite-lived intangible assets:

            Year Ending December 31,
                      2010 .............    $   583,214
                      2011 .............        569,844
                      2012 .............        566,834
                      2013 .............        566,834
                      2014 .............        159,691
                   Thereafter ..........        378,783
                                            -----------

                                            $ 2,825,200
                                            ===========

A schedule of indefinite-lived intangible assets as of December 31, 2009 and 2008 is as follows:

                                       2009        2008
                                    ---------   ---------
            Trademarks .........    $ 397,260   $ 397,260
                                    =========   =========

Management determined that indefinite-lived intangible assets were not impaired as of December 31, 2009 and 2008.

Note 5 - Lines of Credit - Majority Stockholder

In April 2005, the Company entered into a line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $3.8 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2009 and 2008 was 4.25% for each year. Accrued interest is due at maturity. The line is unsecured and will mature in November 2011. As of December 31, 2009 and 2008, the amounts outstanding under this line of credit were $3,800,000 each year.

In November 2006, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $10 million, the maximum principal amount of the line. The Company may borrow up to $5 million for general working capital and may borrow up to $5 million for purposes other than general working capital. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2009 and 2008 was 4.25% for each year. Accrued interest is due at maturity. The line is unsecured and will mature in November 2012. At December 31, 2009 and 2008, the amounts outstanding under this line of credit were $10,000,000 each year.

In December 2007, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $2.3 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2009 and 2008 was 4.25%. Accrued interest is due at maturity. The line is unsecured and will mature in May 2014. At December 31, 2009 and 2008, the amounts outstanding under this line of credit were $2,300,000 and $2,150,000, respectively.

In March 2009, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $400,000, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2009 was 4.25%. Accrued interest is due at maturity. The line is unsecured and will mature in March 2015. At December 31, 2009, the amount outstanding under this line of credit was $400,000.

In June 2009, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $500,000, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2009 was 4.25%. Accrued interest is due at maturity. The line is unsecured and will mature in June 2015. At December 31, 2009, the amount outstanding under this line of credit was $500,000.

In October 2009, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $400,000, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2009 was 4.25%. Accrued interest is due at maturity. The line is unsecured and will mature in October 2015. At December 31, 2009, the amount outstanding under this line of credit was $400,000.

In December 2009, the Company entered into an additional line of credit agreement with the majority stockholder. Under the terms of the agreement, the Company may borrow up to $1.5 million, the maximum principal amount of the line. Amounts outstanding accrue interest at prime plus one percent (1%). The effective interest rate at December 31, 2009 was 4.25%. Accrued interest is due at maturity. The line is unsecured and will mature six years after the initial advance. There was no balance outstanding at December 31, 2009.

Scheduled maturities of the various lines of credit - majority stockholder, are as follows:

            Year Ending December 31,
                      2010 .............      $          -
                      2011 .............         3,800,000
                      2012 .............        10,000,000
                      2013 .............                 -
                      2014 .............         2,300,000
                   Thereafter ..........         1,300,000
                                              ------------

                                              $ 17,400,000
                                              ============

Interest expense for the years ended December 31, 2009 and 2008 were $808,603 and $968,429, respectively.

Note 6 - Note Payable - Majority Stockholder

In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("SDC") an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The maturity date of the note is January 1, 2011.

Note 7 - Lease Commitments

The Company leases approximately 8,700 square feet of office space in the Horizon Way Corporate Center in Mount Laurel, New Jersey. The fifth amendment to the lease dated March 16, 2009, extended the lease term three (3) years commencing June 1, 2009 and terminating May 31, 2012. Monthly payments total $12,182 with a rental rate of $9,460 per month and operating expenses of $2,722 per month. Pursuant to the provisions of the lease, the Company informed the lessor of its intent to terminate the lease in January 2010. Negotiations of revised terms commenced and a new agreement was signed in March 2010 (see Note
16).

The Company also leased approximately 850 square feet of lab space in Princeton, New Jersey. The lease expired on June 30, 2008, and was extended on a month-to-month basis at a rate of $643 per month. The lease was terminated on August 31, 2009 and all the equipment from that facility was relocated to the Mount Laurel, New Jersey office space.

Rental expense under the operating leases for office facilities amounted to $164,313 and $190,021 for the years ended December 31, 2009 and 2008, respectively.

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

Note 9 - Stock Compensation Plans

The Company calculates share-based compensation using the modified prospective method. Under the "modified prospective" method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted to the effective date.

The Company is using the straight-line method to recognize share-based compensation expense. The amount of share-based compensation recognized during a period is based on the value of the awards that vest in that period. For the years ended December 31, 2009 and 2008, stock-based compensation cost was $16,445 and $49,028, respectively, and had no effect on basic and diluted loss per share.

Director Compensation Plan

In December 1997, the Company adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $.05 per share. No shares were awarded in 2009 at the request of the directors.

Stock Option Plan

In May 1999, the Company established the TelVue Corporation 1999 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant options to acquire up to 10 million shares of common stock. Options granted under the Plan are intended to be incentive stock options ("ISO"). The exercise price of each ISO will not be less than the market price of the Company's stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company's stock on the date of the grant. The options expire ten years after the date of the grant or at the expiration of the plan, which is June 28, 2009. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. In addition, the Company has granted stock options to non-employees. Upon expiration of the 1999 Stock Option Plan, the Company established the 2009 Stock Option Plan (the "2009 Plan"). The 2009 Plan expires May 3, 2019 and has terms consistent with the previous plan.

The following table summarizes activity for all stock options for the years ended December 31, 2009 and 2008:

                                                        2009       2008
                                                       ------     ------
   Weighted-average fair value of options granted ..   $    -     $0.009

At December 31, 2009, the value of the unvested portion of all outstanding stock options was $20,620 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately
2.0 years.

No stock options were granted in 2009. The fair value of the options granted during the year ended December 31, 2008 was determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of return of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company's common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin no. 107, Share-Based Payment. The expected dividend yield is zero because the Company currently does not pay or expect to pay dividends to stockholders. The following are the weighted average assumptions used during the year ended December 31, 2008:

                                   2008
                                   -----
Expected life in years ........    10.00
Risk-free interest rate .......    2.57%
Volatility ....................    3.69%
Expected dividend yield .......      -

A summary of all option activity follows:

                                              Options Outstanding
                                        -------------------------------
                                                       Weighted Average
                                          Options       Exercise Price
                                        ----------     ----------------

Balance, December 31, 2007 ........      4,326,667         $ .089
Granted and assumed ...............      3,330,000           .035
Forfeited .........................     (1,161,667)          .081
                                        ----------

Balance, December 31, 2008 ........      6,495,000         $ .062
Exercised .........................       (100,000)          .035
Forfeited .........................     (1,800,000)          .054
                                        ----------

Balance, December 31, 2009 ........      4,595,000         $ .066
                                        ==========

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2009:

                                                      Weighted
                                                      Average
                                                     Remaining
                       Exercise       Options       Contractual        Options
                        Price       Outstanding     Life (Years)     Exercisable
                       --------     -----------     ------------     -----------
                       $ .025           350,000         0.5              350,000
                       $ .030           110,000         0.5              110,000
                       $ .035         2,000,000         0.5            2,000,000
                       $ .040           120,000         0.5              120,000
                       $ .050           200,000         0.5               75,000
                       $ .070           465,000         0.5              465,000
                       $ .090            50,000         0.5               25,000
                       $ .130         1,300,000         0.5              650,000
                                    -----------                      -----------
Total ..............                  4,595,000                        3,795,000
                                    ===========                      ===========

Weighted Average
Exercise Price .....                      $.066                            $.055
                                    ===========                      ===========

Note 10 - Retirement Plan

The Company has a 401(k) plan available to all employees who have completed 90 days of service and are at least 21 years old. Employees may contribute to the plan, subject to IRS limitations. The Company matches fifty percent (50%) of contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2009 and 2008 amounted to $33,694 and $49,080, respectively.

Note 11 - Corporate Income Taxes

The provisions for income tax expense (benefit) consist of the following components:

Current                                 2009            2008
                                    ------------    ------------
  Federal .......................   $          -    $          -
  State .........................              -               -
                                    ------------    ------------
                                               -               -
Deferred
  Federal .......................       (664,059)     (1,944,359)
  State .........................         11,067        (523,039)
                                    ------------    ------------
                                        (652,992)     (2,467,398)
  Valuation allowance increase ..        652,992       2,467,398
                                    ------------    ------------
                                               -               -
                                    ------------    ------------

                                    $          -    $          -
                                    ============    ============

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                             Federal                        State
                                    --------------------------    --------------------------
                                        2009           2008           2009           2008
                                    -----------    -----------    -----------    -----------
Deferred Tax Assets:
  Net operating loss carryforward   $ 4,482,679    $ 4,157,818    $   934,533    $ 1,044,267
  Accrued interest - stockholder        856,825        606,643        249,238        176,464
  Deferred revenue ..............       166,603        111,311         48,462         32,379
  Allowance for bad debts .......         5,903          1,752          1,717            510
                                    -----------    -----------    -----------    -----------

      Gross Deferred Tax Asset ..     5,512,010      4,877,524      1,233,950      1,253,620

Deferred Tax Liabilities:
  Property and equipment,
   Principally due to differences
   in depreciation ..............       (30,250)       (59,823)        (8,799)       (17,402)
                                    -----------    -----------    -----------    -----------

Net Deferred Tax Asset Before
  Valuation Allowance ...........     5,481,760      4,817,701      1,225,151      1,236,218
  Valuation allowance ...........    (5,481,760)    (4,817,701)    (1,225,151)    (1,236,218)
                                    -----------    -----------    -----------    -----------

      Net Deferred Tax Asset ....   $         -    $         -    $         -    $         -
                                    ===========    ===========    ===========    ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2009 and 2008. Inherent uncertainty regarding the development of a market for the Company's products and services has prevented the Company from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2009 and 2008.

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $13,200,000 on a tax-reporting basis. The carryforward, if not utilized, will begin to expire as follows:

            Year Ending December 31,
                      2010 ...................    $   600,000
                      2024 ...................      1,000,000
                      2025 ...................      1,100,000
                      2026 ...................      2,600,000
                      2027 ...................      2,700,000
                      2028 ...................      4,100,000
                      2029 ...................      1,100,000
                                                  -----------
                                                  $13,200,000
                                                  ===========

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                  2009     2008
                                                  -----    -----
   Federal income tax at statutory rates .....    (34)%    (34)%
   State income tax, net of federal benefit ..     (2)      (3)
   Valuation allowance .......................     28       23
   Other .....................................      8       14
                                                  -----    -----
                                                    - %      - %
                                                  =====    =====

Note 12 - Related Party Transactions

The Company has seven unsecured lines of credit and a note payable to the majority stockholder. (See Notes 5 and 6).

Note 13 - Segment Information

The Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(TM) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(TM) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue's second business segment is the marketing and service company which sells ANI telecommunication services to the cable television industry. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2009 and 2008, is as follows:

Year Ended December 31, 2009              TPS        ANI Services      Total
-----------------------------------   -----------    ------------   -----------
Revenues ..........................   $ 3,220,728    $ 1,160,258    $ 4,380,896
Depreciation and amortization .....       955,418        174,841      1,130,259
Operating income (loss) ...........    (2,562,381)       578,623     (1,983,758)
Assets ............................     5,188,056        250,277      5,438,333
Capital expenditures ..............       227,732              -        227,732


Year Ended December 31, 2008              TPS        ANI Services      Total
-----------------------------------   -----------    ------------   -----------
Revenues ..........................   $ 2,434,129    $ 1,274,155    $ 3,708,284
Depreciation and amortization .....     1,206,497          8,363      1,214,860
Operating income (loss) ...........    (7,199,004)       621,937     (6,577,067)
Assets ............................     5,858,324        279,312      6,137,636
Capital expenditures ..............       496,309              -        496,309

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

Note 15 - Liquidity Matters

The accompanying financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of December 31, 2009, the Company had an accumulated deficit of $21,589,842 and also had negative cash flows from operations for the years ended December 31, 2009 and 2008 of approximately $1,364,000 and $3,230,000, respectively. These conditions raised concerns about the Company's ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following action. In December 2009, as discussed in Note 5, the Company entered into an additional line of credit agreement with its majority stockholder, under which the Company may borrow up to $1.5 million. As with all lines of credit with the majority stockholder, interest is accrued and is due at maturity, which is six years after the initial advance. As a result of (i) the new line of credit agreement, (ii) the accrual of interest on all lines of credit until the respective maturity dates, (iii) no repayment obligations of any lines of credit until 2011, and (iv) continued positive TPS growth trends, the Company believes it will have sufficient funds to operate for the foreseeable future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and classification of liabilities that may result from the outcome of this uncertainty.

Note 16 - Subsequent Events

In preparing these financial statements, management has evaluated events and transactions for potential recognition and disclosure through March 30, 2010, the date the financial statements were available to be issued.

On March 15, 2010, the Company entered into a five (5) year lease agreement for approximately 8,700 square feet of space in the Horizon Way Corporate Center in Mount Laurel, New Jersey. The lease commences June 1, 2010 and terminates May 31, 2015. Monthly rental payments escalate annually throughout the term and are $7,277 per month in Year 1. The Company must also pay an operating expense allocation monthly, determined based on actual 2009 expenses incurred.

On March 16, 2010 the Company borrowed $300,000 on the line of credit with the majority stockholder dated December 2009.

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

10.12 Summary of Executive Compensation (incorporated by reference to the 2008 Form 10-K, File No. 000-17170). (CP)

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

10.17 Convertible Note for $400,000, dated December 26, 2006, issued to TelVue by the Princeton Server Group, Inc. (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000- 17170).

10.18 Separation Agreement by and between TelVue and Stanley Greene, dated December 29, 2006 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170). (CP)

10.19 Separation Agreement by and between TelVue and Irene DeZwaan, dated February 8, 2007 (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000-17170). (CP)

10.20 Amendment of Form 8-K filed by TelVue on March 13, 2007 (the "Original 8-K") to include the information required by Item 9.01 of the Form 8-K in connection with TelVue's acquisition of PSG incorporated by reference to the May 12, 2007 Form 8-K/A, File No. 000-17170).

10.21 Line of Credit Note, dated December 21, 2007, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 21, 2007, File No. 000-17170).

10.22 Separation Agreement by and between TelVue and Joseph Murphy, dated December 31, 2008 (incorporated by reference to the Form 8-K filed on January 6, 2009, File No. 000-17170). (CP)

10.23 Line of Credit Note, dated March 2, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on March 5, 2009, File No. 000-17170).

10.24 Fifth Amendment to Office Lease Agreement dated March 16, 2009, between TelVue and The Bloom Organization of South Jersey, LLC (incorporated by reference to the 2008 Form 10-K, File No. 000-17170).

10.25 Line of Credit Note, dated June 8, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on June 11, 2009, File No. 000-17170).

10.26 The TelVue Corporation 2009 Stock Option Plan, dated June 10, 2009, (incorporated by reference to the Form 8-K filed on August 7, 2009, File No. 000-17170). (CP)

10.27 Line of Credit Note, dated October 5, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on October 6, 2009, File No. 000-17170).

10.28 Line of Credit Note, dated December 8, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 9, 2009, File No. 000-17170).

10.29 Lease Agreement dated March 1, 2010 for office space and the First Amendment to Lease dated March 15, 2010 ("Office Lease Agreement"), between TelVue and The Bloom Organization of South Jersey, LLC (incorporated by reference to the Form 8-K filed on March 19, 2010, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see Note 8 to TelVue's December 31, 2009 Financial Statements included herein).

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

                                    TELVUE CORPORATION

DATED:  03/31/10                    By: /s/Jesse Lerman
                                    -------------------------------------
                                    Jesse Lerman
                                    President and Chief Executive Officer


DATED:  03/31/10                    By: /s/John Fell
                                    --------------------
                                    John Fell
                                    Treasurer-Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                        TITLE                       DATE


/s/H.F. Lenfest               Chairman of the               03/31/10
------------------            Board and Director
H.F. Lenfest


/s/Joy Tartar                 Director                      03/31/10
------------------
Joy Tartar


/s/Robert Lawrence            Director                      03/31/10
------------------
Robert Lawrence


/s/Jesse Lerman               Director                      03/31/10
------------------
Jesse Lerman

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