Form 10-Q
period 2010-03-31
TELVUE CORP
filed 2010-05-17
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2010

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

Number  of  shares  of registrant's common stock outstanding as of May 11, 2010:
48,561,644 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of March 31, 2010 (unaudited) and
         December 31, 2009 .................................................   3

         Statements of Operations for the three months ended
         March 31, 2010 (unaudited) and March 31, 2009 (unaudited) .........   4

         Statements of Cash Flows for the three months ended
         March 31, 2010 (unaudited) and March 31, 2009 (unaudited) .........   5

         Notes to Financial Statements (unaudited) .........................   6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  24

         Item 4T. Controls and Procedures ..................................  24


PART II. OTHER INFORMATION

         Item 6.  Exhibits .................................................  24

SIGNATURES .................................................................  28

EXHIBIT INDEX ..............................................................  28

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               TELVUE CORPORATION
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2010             2009
                                                  ------------     ------------

ASSETS                                             (Unaudited)      (Audited)

CURRENT ASSETS
  Cash and cash equivalents ..................    $    249,997     $    112,213
  Accounts receivable - trade, net of
   Allowances of $13,240 at March 31,
   2010 and $19,080 at December 31, 2009 .....         648,742          934,933
  Inventory ..................................         347,091          258,952
  Prepaid expenses ...........................          63,814           18,206
                                                  ------------     ------------
     TOTAL CURRENT ASSETS ....................       1,309,644        1,324,304

PROPERTY AND EQUIPMENT .......................       7,378,127        7,367,653
  Less accumulated depreciation ..............       6,624,927        6,495,749
                                                  ------------     ------------
                                                       753,200          871,904

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $1,871,157 at March 31, 2010 and
   $1,723,520 at December 31, 2009 ...........       2,677,563        2,825,200

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER .....         397,260          397,260

OTHER ASSETS .................................          19,665           19,665

                                                  ------------     ------------
                                                  $  5,157,332     $  5,438,333
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade ...................    $    226,642     $    331,993
  Accrued expenses ...........................         242,212           81,225
  Deferred service revenue ...................         563,244          538,472
  Other liabilities ..........................             997              704
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ...............       1,033,095          952,394

LINES OF CREDIT - MAJORITY STOCKHOLDER .......      17,700,000       17,400,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ..........         541,000          541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ......       2,981,937        2,769,311

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 100,000,000
  shares authorized, 48,561,644 and 48,561,644
  shares issued and outstanding at March 31,
  2010 and December 31, 2009, respectively ...         485,617          485,617
 Additional paid-in capital ..................       4,879,853        4,879,853
 Accumulated deficit .........................     (22,464,170)     (21,589,842)
                                                  ------------     ------------
                                                   (17,098,700)     (16,224,372)
                                                  ------------     ------------
                                                  $  5,157,332     $  5,438,333
                                                  ============     ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2010              2009
                                                 ------------      ------------
REVENUES
  TPS services .............................     $    633,451      $    626,315
  ANI services .............................          254,121           297,430
                                                 ------------      ------------
                                                      887,572           923,745
COST OF REVENUES
  TPS services .............................          283,317           335,828
  ANI services .............................           40,786            95,342
                                                 ------------      ------------
TOTAL COST OF REVENUES .....................          324,103           431,170
                                                 ------------      ------------
GROSS MARGIN ...............................          563,469           492,575

OPERATING EXPENSES
  Selling and marketing ....................          323,451           233,602
  General and administrative ...............          624,905           672,752
  Depreciation and amortization ............          276,815           284,951
                                                 ------------      ------------
                                                    1,225,171         1,191,305
                                                 ------------      ------------
OPERATING LOSS .............................         (661,702)         (698,730)

OTHER INCOME (EXPENSE)
  Interest income ..........................                -                 2
  Interest expense .........................         (212,626)         (190,214)
                                                 ------------      ------------
TOTAL OTHER INCOME (EXPENSE) ...............         (212,626)         (190,212)
                                                 ------------      ------------
NET LOSS ...................................     $   (874,328)     $   (888,942)
                                                 ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (.02)     $       (.02)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED .......................       48,561,644        48,461,644
                                                 ============      ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2010             2009
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ...................................      $  (874,328)     $  (888,942)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Depreciation and amortization ............          276,815          284,951
Changes in assets and liabilities:
   Accounts receivable - trade ..............          286,191         (184,281)
   Inventory ................................          (88,139)         (11,945)
   Prepaid expenses .........................          (45,608)         (47,314)
   Other Assets .............................                -           (1,630)
   Accounts payable - trade .................         (105,351)            (691)
   Accrued expenses .........................          161,280           54,102
   Deferred service revenue .................           24,772          100,896
   Accrued interest - majority stockholder             212,626          190,214
                                                   -----------      -----------
    NET CASH (USED IN) OPERATING ACTIVITIES .         (151,742)        (504,640)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment .......          (10,474)         (87,321)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
    stockholder .............................          300,000          400,000
                                                   -----------      -----------
NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS ...............................          137,784         (191,961)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .......................          112,213          250,698
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....      $   249,997      $    58,737
                                                   ===========      ===========

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management of TelVue Corporation ("TelVue" or the "Company"), the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of March 31, 2010 and December 31, 2009 and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009.

Interim Financial Information
-----------------------------

While management believes that the disclosures presented are adequate to prevent misleading information, these unaudited financial statements must be read in conjunction with the audited financial statements and notes included in TelVue's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Prior period financial statements have been reclassified to conform with current quarter presentation.

Business Combination
--------------------

Under the provisions of generally accepted accounting principles, the Company accounts for all business combinations by the acquisition method. Furthermore, the Company recognizes intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

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

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

2. ACQUISITION
   -----------

On March 12, 2007, the Company acquired all of the issued and outstanding shares of capital stock of Princeton Server Group, Inc. ("PSG") for a purchase price of $6,100,000 in cash plus the forgiveness of a $400,000 loan owed by PSG, in addition to the cancellation of a warrant that was issued in conjunction with the loan. The acquisition was funded with funds drawn under a $10,000,000 line of credit held by the Company with its majority stockholder, Mr. Lenfest. The Company accounts for this acquisition as a business combination under the acquisition method of accounting. The results of PSG are included in the Company's TelVue Products and Services ("TPS") operating segment.

Upon closing of the acquisition, the Company made preliminary estimates of the fair values of the assets and liabilities for consolidation. The Company has since obtained a third-party valuation for many of the assets and liabilities acquired. There were no material differences between the preliminary estimates and the final valuations. The amount of purchase price allocated to software is $3,600,000, patent applications is $788,000, other finite-lived intangible assets is $160,000, trademarks is $397,000 and goodwill is $1,921,405. At December 31, 2008, management determined that the goodwill acquired with the acquisition of PSG in 2007 was impaired and an impairment charge of $1,921,405 was recognized, eliminating the goodwill balance. The trademarks have been assigned an indefinite life.

3. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

No income taxes or interest were paid during the three months ended March 31, 2010 or 2009.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2010 and 2009, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit from continuing operations for the three months ended March 31, 2010 and

2009 consisted of the following components:

                                                 2010                 2009
                                             -----------           ----------
Current
 Federal ..........................          $         -           $        -
 State ............................                    -                    -
                                             -----------           ----------
                                                       -                    -
Deferred
 Federal ..........................              246,000              730,000
 State ............................               67,000              228,000
                                             -----------           ----------
                                                 313,000              958,000
Valuation allowance increase ......             (313,000)            (958,000)
                                             -----------           ----------
                                                       -                    -
                                             -----------           ----------
Total .............................          $         -           $        -
                                             ===========           ==========

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

TelVue recorded an increase in valuation allowance of $313,000 at March 31, 2010 which reduced its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $14,000,000 on a tax-reporting basis as of March 31, 2010. The carry forward will begin to expire on December 31, 2010, if not utilized.

In June 2006, the Financial Accounting Standards Board issued guidance establishing a single model to address accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This guidance also provides direction on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of this guidance on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

6. NOTES PAYABLE AND LINES OF CREDIT - MAJORITY STOCKHOLDER
   --------------------------------------------------------

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

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the TelVue Virtual Television Network ("TVTN"). Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of March 31, 2010, accrued interest due on the 2005 Note was $961,929.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note with Mr. Lenfest, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of March 31, 2010, TelVue had borrowed $10,000,000 under the 2006 Note, fully exhausting the 2006 Note. As of March 31, 2010, accrued interest due on the 2006 Note was $1,685,863.

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

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of March 31, 2010, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the 2007 Note. As of March 31, 2010, accrued interest due on the 2007 Note was $170,343.

Line of Credit (2009 Q1 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009 in the principal amount of $400,000 (the "2009 Q1 Note"). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note, which was March 3, 2009. As of March 31, 2010, TelVue had borrowed $400,000 under the 2009 Q1 Note, fully exhausting the 2009 Q1 Note. As of March 31, 2010, accrued interest due on the 2009 Q1 Note was $18,167.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Line of Credit (2009 Q2 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on June 8, 2009 in the principal amount of $500,000 (the "2009 Q2 Note"). The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note, which was June 9, 2009. As of March 31, 2010, TelVue had borrowed $500,000 under the 2009 Q2 Note, fully exhausting the 2009 Q2 Note. As of March 31, 2010, accrued interest due on the 2009 Q2 Note was $15,610.

Line of Credit (2009 Q3 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q2 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on October 5, 2009 in the principal amount of $400,000 (the "2009 Q3 Note"). The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six years from the date of the first advance under the 2009 Q3 Note, which was October 14, 2009. As of March 31, 2010, TelVue had borrowed $400,000 under the 2009 Q3 Note, fully exhausting the 2009 Q3 Note. As of March 31, 2010, accrued interest due on the 2009 Q3 Note was $6,612.

Line of Credit (2010 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q3 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 8, 2009 in the principal amount of $1,500,000 (the "2010 Note"). The minimum advance under the 2010 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2010 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2010 Note may be declared immediately due and payable. The 2010 Note is unsecured and will expire six years from the date of the first advance under the 2010 Note unless extended or renewed. Principal and interest on the 2010 Note are also due and payable six years from the date of the first advance under the 2010 Note, which was March 16, 2010. As of March 31, 2010, TelVue had borrowed $300,000 under the 2010 Note, with accrued interest in the amount of $524.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENTS
   --------------------------------

The Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(TM) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(TM) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue's second business segment is the marketing and service division which sells automatic number identification ("ANI") telecommunication services to the cable television industry.

Summarized financial information by reporting segment as of and for each of the three months ended March 31,

2010 and 2009, is as follows:

Three months ended March 31, 2010          TPS            ANI         Total
---------------------------------       ---------      --------     ---------
Revenues .........................      $ 633,451      $254,121     $ 887,572
Depreciation and amortization ....        241,797        35,018       276,815
Operating income/(loss) ..........       (791,430)      129,728      (661,702)
Interest expense .................        177,181        35,445       212,626
Net income/(loss) ................       (968,611)       94,283      (874,328)
Capital expenditures .............         10,474             -        10,474


Three months ended March 31, 2009          TPS            ANI         Total
---------------------------------       ---------      --------     ---------
Revenues .........................      $ 626,315      $297,430     $ 923,745
Depreciation and amortization ....        240,857        44,094       284,951
Operating income/(loss) ..........       (798,715)       99,985      (698,730)
Interest expense .................        148,366        41,846       190,212
Net income/(loss) ................       (947,081)       58,139      (888,942)
Capital expenditures .............         87,321             -        87,321

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in this Quarterly Report on Form 10-Q. These forward-looking statements may include declarations regarding the Company's belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company's business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW OF COMPANY:

TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations, cable, telephone company ("Telco") and satellite television providers, K-12 and higher education institutions and professional broadcasters. TelVue now delivers local programming to over 15 million homes nationwide, powers over 1,000 PEG television channels and provides Leased Access and Local Origination solutions to 7 of the top 10 Multi System Operators ("MSOs") and the nation's largest telephone company.

TelVue operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(TM) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(TM) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue is currently marketing TelVue Princeton(TM), WEBUS(R), and PEG.TV(TM) to municipal governments, K-12 school districts, higher education institutions, cable and Telco MSOs, and other broadcasters as a means of lowering the cost, simplifying operations, and improving the quality of their local channels.

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

TelVue's second and legacy business segment is the marketing and service company which sells ANI telecommunication services to the cable television industry. The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through the equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's National Data Center in Philadelphia, Pennsylvania. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Qwest. TelVue believes it receives a favorable trunk usage rate from Qwest. TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand.

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

The above listing is not intended to be a comprehensive list of all of TelVue's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See TelVue's audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2009, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS:

The following discussion deals with the increase in operating income for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, and the reasons for the increase. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. TelVue also discusses the changes in TPS revenue and expenses.

                               March 31,   March 31,    $ Change     % Change
                                  2010       2009      Fav/(Unfav)  Fav/(Unfav)
                               ---------   ---------   -----------  -----------
Revenues
   TPS ......................  $ 633,451   $ 626,315   $    7,136          1.1
   ANI Services .............    254,121     297,430      (43,309)       (14.6)

Cost of Revenues
   TPS ......................    283,317     335,828       52,511         15.6
   ANI Services .............     40,786      95,342       54,556         57.2

Operating Expenses
   Selling and marketing ....    323,451     233,602      (89,849)       (38.5)
   General and administrative    624,905     672,752       47,847          7.1
   Depreciation and
    amortization ............    276,815     284,951        8,136          2.9
                               ---------   ---------   ----------   ----------

Operating Loss ..............   (661,702)   (698,730)      37,028          5.3

Other Income (Expense) ......   (212,626)   (190,212)     (22,414)       (11.8)
                               ---------   ---------   ----------   ----------

Net Loss ....................  $(874,328)  $(888,942)  $   14,614          1.6
                               =========   =========   ==========   ==========

The TPS segment had an operating loss of $791,430 for the three months ended March 31, 2010, compared to an operating loss of $798,715 for the three months ended March 31, 2009 primarily due to an increase in TPS segment revenue, in addition to overall expense savings. The ANI segment had operating income of $129,728 for the three months ended March 31, 2010, compared to $99,985 for the three months ended March 31, 2009. The increase in operating income for the ANI segment was mainly a result of a change in the allocation of expenses whereby a lower percentage of expenses were allocated to the ANI segment, in addition to savings in telecommunications expenses related to the ANI service.

Revenues

TPS revenues increased $7,136 for the three months ended March 31, 2010, compared to the same period of 2009. The majority of the revenue increases were attributed to an increase in PEG.TV(TM) revenue, in addition to an increase in TelVue Princeton(TM) support revenue. These increases were offset by declines in sponsorship revenue related to the WEBUS(R) service, in addition to lower TelVue Princeton(TM) equipment sales and lower consulting revenue when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. TelVue Princeton(TM) sales growth was slowed largely due to reduced municipal budgets impacting PEG and K-12 educational market sales. TelVue believes that government and K-12 educational markets have seen a delayed reaction to the economic downturn that began in 2008 due to the nature of their budget approval cycles. Additionally, growth in reseller and Original Equipment Manufacturer sales to these markets was similarly impacted. The Company expects to see a modest increase in government and K-12 educational sales as new budgets are approved for fiscal year 2010-2011. TelVue also expects to offset slower growth in PEG and K-12 educational sales through increased sales to cable, Telco and professional broadcasters as the Company has seen an increased interest in new Internet Protocol ("IP") broadcast server products such as the TelVue Princeton(TM) B100 and B3000 IP models. IP-based broadcast servers eliminate the cost of encoders, improve quality and allow for higher density solutions for hyperlocal channel origination.

ANI services revenue decreased $43,309 for the three month period ended March 31, 2010, when compared to the same period of 2009. As expected, pay-per-view buy revenue decreased $1,738 for the three months ended March 31, 2010, and pay-per-view plus revenue decreased $5,813 for the three months ended March 31, 2010 when compared to the same periods of 2009. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2009 (as discussed below). Additionally, there were decreases in feature revenue and data link revenue of $26,769 and 10,117, respectively, when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. These declines were offset by an increase of $1,723 in program number revenue. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

As of March 31, 2010, the TelVue ANI service was serving approximately 3.7 million full-time cable subscribers compared to approximately 4.1 million full-time cable subscribers served as of March 31, 2009. The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator's customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment decreased $52,511 for the three months ended March 31, 2010, when compared to the same period of 2009, primarily as a result of savings in compensation, lower cost of sales related to consulting revenue and lower product cost of sales, offset by an increase in product discounts.

ANI cost of revenues decreased $54,556 for the three months ended March 31, 2010, when compared to the same period of 2009. This decrease was primarily due to savings in compensation expense, in addition to savings in telecommunication expenses related to ANI services.

Selling and Marketing Expenses

Selling expenses related to the TPS segment increased $90,409 for the three months ended March 31, 2010, when compared to the same period of 2009. This increase was attributed to higher consulting expenses related to the use of outside sales representatives and an outside marketing consultant, in addition to higher compensation expense due to being fully staffed for the three months ended March 31, 2010, while having positions open for portions of the three months ended March 31, 2009.

Selling expenses related to the ANI segment decreased $560 for the three months ended March 31, 2010 when compared to the same period of 2009. This decrease was the result of the Company's decision to no longer pay employees commissions on ANI transactions.

General and Administrative Expenses

TPS general and administrative expenses decreased $38,987 for the three months ended March 31, 2010 when compared to the same period of 2009. This decrease was related to savings in compensation due to reduced staffing, in addition to lower expenses related to computer supply purchases when comparing the three months ended March 31, 2010 to the same period of 2009.

ANI general and administrative expenses decreased $8,860 for the three months ended March 31, 2010, when compared to the same period of 2009, primarily a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Net Loss

TelVue had a net loss of $874,328 for the three months ended March 31, 2010, compared to a net loss of $888,942 for the three months ended March 31, 2009, primarily due to expense savings for the three month period exceeding lower ANI revenues for the three months ended March 31, 2010 when compared to the three months ended March 21, 2009.

Income Taxes

At March 31, 2010 and 2009, TelVue recorded valuation allowance increases of $313,000 and $958,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $14,000,000 on a tax-reporting basis as of March 31, 2010 (see
Note 5 of TelVue's accompanying financial statements).

Depreciation and Amortization

TelVue purchased $10,474 of equipment during the three months ended March 31, 2010 compared to $87,321 purchased during the three months ended March 31, 2009. The majority of the equipment purchased during the three months ended March 31, 2010 and 2009 was for software development and equipment related to the TPS segment. Depreciation and amortization expense decreased $8,136 for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009, as a result of fewer capital purchases, in addition to declining amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 23% of total operating expenses for the three months ended March 31, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

As of March 31, 2010, TelVue had a net accounts receivable balance of $648,742, compared to $934,933 as of December 31, 2009. This decrease was primarily due to cash collections exceeding new invoicing for the three months ended March 31, 2010.

As of March 31, 2010, TelVue maintained a bad debt reserve in the amount of $13,240, compared to a reserve of $19,080 as of December 31, 2009. The reserve was calculated based on the estimate that 2.0% of outstanding receivables would not be collected.

TelVue's days for sales in average accounts receivable was 54 days at March 31, 2010, compared to 64 days at March 31, 2009. TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton(TM) customers. The Company has not changed its credit terms with its customers for its WEBUS(R) or ANI services. A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton(TM) equipment purchases.

Prepaid Expenses

As of March 31, 2010, TelVue had a prepaid expense balance of $63,814, compared to a balance of $18,206 as of December 31, 2009. This increase was primarily the result of paying in-full for the Company's business insurance policies during the three months ended March 31, 2010. The expense related to these policies is spread out evenly over the policy period.

Accrued Expenses

As of March 31, 2010, TelVue had an accrued expense balance of $242,212, compared to a balance of $81,225 as of December 31, 2009. This increase was primarily due to accruals recorded for legal and accounting expenses related to TelVue's 2009 year-end audit and related financial reporting, in addition to an accrual recorded for seven days of payroll expense as of March 31, 2010, compared to four days as of December 31, 2009.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $151,742 for the three months ended March 31, 2010, compared to $504,640 for the three months ended March 31, 2009. The increase in cash flow compared to 2009 was primarily due to expense savings exceeding the decreases in ANI revenue, in addition to cash collections for the three months ended March 31, 2010, greatly exceeding cash collections for the three months ended March 31, 2009.

TelVue had a cash balance of $249,997 as of March 31, 2010, compared to a balance of $58,737 as of March 31, 2009, primarily due to the factors listed above.

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

On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005 Note") with Mr. Lenfest. The purpose of the 2005 Note was to provide funding to grow the WEBUS(R) service. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005
Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of March 31, 2010, accrued interest due on the 2005 Note was $961,929.

As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of March 31, 2010, TelVue had borrowed $10,000,000 under the 2006 Note with accrued interest in the amount of $1,808,752, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of March 31, 2010, TelVue had borrowed $2,300,000 under the 2007 Note with accrued interest in the amount of $170,343, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q1 Note") with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate on the 2009 Q1 Note is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note, which was March 3, 2009. As of March 31, 2010, TelVue had borrowed $400,000 under the 2009 Q1 Note with accrued interest in the amount of $18,167, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q2 Note") with Mr. Lenfest on June 8, 2009, in the principal amount of $500,000. The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate on the 2009 Q2 Note is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note, which was June 9, 2009. As of March 31, 2010, TelVue had borrowed $500,000 under the 2009 Q2 Note with accrued interest in the amount of $15,610, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q2 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q3 Note") with Mr. Lenfest on October 5, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate on the 2009 Q3 Note is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six years from the date of the first advance under the 2009 Q3 Note, which was October 14, 2009. As of March 31, 2010, TelVue had borrowed $400,000 under the 2009 Q3 Note with accrued interest in the amount of $6,612, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q3 Note, TelVue entered into an additional Line of Credit Note (the "2010 Note") with Mr. Lenfest on December 8, 2009, in the principal amount of $1,500,000. The minimum advance under the 2010 Note is $100,000 and the interest rate on the 2010 Note is equal to the prime rate plus one percent (1%). The 2010 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2010 Note may be declared immediately due and payable. The 2010 Note is unsecured and will expire six years from the date of the first advance under the 2010 Note unless extended or renewed. Principal and interest on the 2010 Note are also due and payable six years from the date of the first advance under the 2010 Note, which was March 16, 2010. As of March 31, 2010, TelVue had borrowed $300,000 under the 2010 Note, with accrued interest in the amount of $524.

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

TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the three months ended March 31, 2010, TelVue had 36,000 full and part-time subscribers cancel service and no new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financings from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have been exhausted. As a result of this, TelVue secured the 2010 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have helped, and the 2010 Note will help, to fund the growth of the TPS segment. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TPS. However, there can be no assurance that its marketing efforts will be successful.

TelVue expects to see some continued adverse effects on sales during 2010 due to the current economic conditions, primarily in the PEG markets. The Company anticipates some of this being offset by federal stimulus dollars being allocated to these markets. Additionally, TelVue feels that its expansion into markets outside of the PEG markets will broaden its sources of revenue which will help to offset any revenue declines related to the economy.

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

10.29 Lease Agreement dated March 1, 2010 for office space ("2010 Office Lease Agreement") and the First Amendment to the 2010 Office Lease Agreement dated March 15, 2010 between TelVue and The Bloom Organization of South Jersey, LLC (incorporated by reference to the Form 8-K filed on March 19, 2010, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see TelVue's March 31, 2010 Financial Statements included herein).

23. Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm (incorporated by reference to the December 31, 2009 Form 10-K, File No. 000-17170).

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)(included herein).

31.2 Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a)(included herein).

32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1 Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TELVUE CORPORATION

DATED: 05/17/10                    By:  /s/ Jesse Lerman
                                        ----------------
                                        Jesse Lerman
                                        President and Chief Executive Officer


DATED: 05/17/10                    By:  /s/ John Fell
                                        -------------
                                        John Fell
                                        Treasurer-Controller



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