Form 10-Q
period 2010-06-30
TELVUE CORP
filed 2010-08-16
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

Number of shares of registrant's common stock outstanding as of August 10, 2010:
48,574,144 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of June 30, 2010 (unaudited)
         and December 31, 2009 .............................................   3

         Statements of Operations for the three months ended
         June 30, 2010 (unaudited) and June 30, 2009 (unaudited) ...........   4

         Statements of Operations for the six months ended
         June 30, 2010 (unaudited) and June 30, 2009 (unaudited) ...........   5

         Statements of Cash Flows for the six months ended
         June 30, 2010 (unaudited) and June 30, 2009 (unaudited) ...........   6

         Notes to Financial Statements (unaudited) .........................   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  27

         Item 4.  Controls and Procedures ..................................  27


PART II. OTHER INFORMATION

         Item 6.  Exhibits .................................................  27

SIGNATURES .................................................................  31

EXHIBIT INDEX ..............................................................  31

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               TELVUE CORPORATION
                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2010             2009
                                                  ------------     ------------
ASSETS                                             (Unaudited)      (Audited)

CURRENT ASSETS
  Cash and cash equivalents ...................   $    156,669     $    112,213
  Accounts receivable - trade, net of
   Allowances of $13,012 at June 30,
   2010 and $19,080 at December 31, 2009 ......        637,886          934,933
  Inventory ...................................        362,228          258,952
  Prepaid expenses ............................         43,309           18,206
                                                  ------------     ------------
     TOTAL CURRENT ASSETS .....................      1,200,092        1,324,304

PROPERTY AND EQUIPMENT ........................      7,399,461        7,367,653
  Less accumulated depreciation ...............      6,743,848        6,495,749
                                                  ------------     ------------
                                                       655,613          871,904

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $2,016,093 at June 30, 2010 and
   $1,723,520 at December 31, 2009 ............      2,532,627        2,825,200

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER ......        397,260          397,260

OTHER ASSETS ..................................         19,665           19,665

                                                  ------------     ------------
                                                  $  4,805,257     $  5,438,333
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade ....................   $    268,690     $    331,993
  Accrued expenses ............................        124,107           81,225
  Deferred service revenue ....................        541,923          538,472
  Other liabilities ...........................            128              704
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ................        934,848          952,394

LINES OF CREDIT - MAJORITY STOCKHOLDER ........     18,000,000       17,400,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ...........        541,000          541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER .......      3,202,590        2,769,311

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 100,000,000
   shares authorized, 48,561,644 and 48,561,644
   shares issued and outstanding at June 30,
   2010 and December 31, 2009, respectively ...        485,617          485,617
  Additional paid-in capital ..................      4,879,853        4,879,853
  Accumulated deficit .........................    (23,238,651)     (21,589,842)
                                                  ------------     ------------
                                                   (17,873,181)     (16,224,372)
                                                  ------------     ------------
                                                  $  4,805,257     $  5,438,333
                                                  ============     ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     2010              2009
                                                 ------------      ------------
REVENUES
  TPS services .............................     $    731,143      $    786,837
  ANI services .............................          240,546           308,231
                                                 ------------      ------------
                                                      971,689         1,095,068
COST OF REVENUES
  TPS services .............................          339,384           359,440
  ANI services .............................           27,848            82,424
                                                 ------------      ------------
TOTAL COST OF REVENUES .....................          367,232           441,864
                                                 ------------      ------------
GROSS MARGIN ...............................          604,457           653,204

OPERATING EXPENSES
  Selling and marketing ....................          332,195           280,950
  General and administrative ...............          562,233           600,198
  Depreciation and amortization ............          263,857           277,673
                                                 ------------      ------------
                                                    1,158,285         1,158,821
                                                 ------------      ------------
OPERATING LOSS .............................         (553,828)         (505,617)

OTHER INCOME (EXPENSE)
  Interest income ..........................                -                 2
  Interest expense .........................         (220,653)         (198,816)
                                                 ------------      ------------
TOTAL OTHER INCOME (EXPENSE) ...............         (220,653)         (198,814)
                                                 ------------      ------------
NET LOSS ...................................     $   (774,481)     $   (704,431)
                                                 ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (.02)     $       (.01)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED .......................       48,561,644        48,539,666
                                                 ============      ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Six Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     2010              2009
                                                 ------------      ------------
REVENUES
  TPS services .............................     $  1,364,594      $  1,413,152
  ANI services .............................          494,667           605,661
                                                 ------------      ------------
                                                    1,859,261         2,018,813
COST OF REVENUES
  TPS services .............................          622,701           695,268
  ANI services .............................           68,634           177,766
                                                 ------------      ------------
TOTAL COST OF REVENUES .....................          691,335           873,034
                                                 ------------      ------------
GROSS MARGIN ...............................        1,167,926         1,145,779

OPERATING EXPENSES
  Selling and marketing ....................          655,646           514,552
  General and administrative ...............        1,187,138         1,272,950
  Depreciation and amortization ............          540,672           562,624
                                                 ------------      ------------
                                                    2,383,456         2,350,126
                                                 ------------      ------------
OPERATING LOSS .............................       (1,215,530)       (1,204,347)

OTHER INCOME (EXPENSE)
  Interest income ..........................                -                 4
  Interest expense .........................         (433,279)         (389,030)
                                                 ------------      ------------
TOTAL OTHER INCOME (EXPENSE) ...............         (433,279)         (389,026)
                                                 ------------      ------------
NET LOSS ...................................     $ (1,648,809)     $ (1,593,373)
                                                 ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (.03)     $       (.03)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED .......................       48,561,644        48,500,871
                                                 ============      ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                       2010            2009
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...................................    $ (1,648,809)    $ (1,593,373)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Depreciation and amortization ............         540,672          562,624
  Changes in assets and liabilities:
    Accounts receivable - trade ..............         297,047         (183,405)
    Inventory ................................        (103,276)         (65,587)
    Prepaid expenses .........................         (25,103)         (24,227)
    Other Assets .............................               -           (1,630)
    Accounts payable - trade .................         (63,303)         150,545
    Accrued expenses .........................          42,306         (117,447)
    Deferred service revenue .................           3,451          109,551
    Accrued interest - majority stockholder ..         433,279          389,030
                                                  ------------     ------------
    NET CASH (USED IN) OPERATING ACTIVITIES ..        (523,736)        (773,919)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ........         (31,808)        (170,475)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
   stockholder ...............................         600,000          750,000
  Issuance of common stock ...................               -            3,500
                                                  ------------     ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          600,000          753,500
                                                  ------------     ------------

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS ..................................          44,456         (190,894)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         112,213          250,698
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....    $    156,669     $     59,804
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

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management of TelVue Corporation ("TelVue" or the "Company"), the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of June 30, 2010 and December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.

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

No income taxes or interest were paid during the six months ended June 30, 2010 or 2009.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the six months ended June 30, 2010 and 2009, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

The provisions for income tax benefit from continuing operations for the three months ended June 30, 2010 and 2009 consisted of the following components:

                                            2010            2009
                                        -----------     -----------
Current
 Federal ..........................     $         -     $         -
 State ............................               -               -
                                        -----------     -----------
                                                  -               -
Deferred
 Federal ..........................         200,000         222,000
 State ............................          55,000          60,000
                                        -----------     -----------
                                            255,000         282,000
Valuation allowance increase ......        (255,000)       (282,000)
                                        -----------     -----------
                                                  -               -
                                        -----------     -----------
Total .............................     $         -     $         -
                                        ===========     ===========

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

TelVue recorded an increase in valuation allowance of $255,000 at June 30, 2010 which reduced its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $14,000,000 on a tax-reporting basis as of June 30, 2010. The carry forward will begin to expire on December 31, 2010, if not utilized.

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the WEBUS(R) service. Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of June 30, 2010, accrued interest due on the 2005 Note was $1,012,564.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note with Mr. Lenfest, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six years from the date of the first advance under the 2006 Note. As of June 30, 2010, TelVue had borrowed $10,000,000 under the 2006 Note, fully exhausting the 2006 Note. As of June 30, 2010, accrued interest due on the 2006 Note was $1,934,319.

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

On March 12, 2007, PSG was acquired by TelVue for $6,100,000, the forgiveness of the PSG Note and cancellation of the warrant (described above). TelVue borrowed the $6,100,000 from Mr. Lenfest under the 2006 Note to fund the acquisition. PSG develops high performance digital video systems, appliances and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. PSG markets its product to local Cable TV Public, Education and Government Local Access Channels ("PEG Channels") and Local Origination broadcast stations, professional broadcast stations and schools and universities. TelVue acquired PSG as a complement to WEBUS(R) with the objective being to offer towns, municipalities and schools a packaged turnkey product of hardware and software.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of June 30, 2010, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the 2007 Note. As of June 30, 2010, accrued interest due on the 2007 Note was $196,611.

Line of Credit (2009 Q1 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009 in the principal amount of $400,000 (the "2009 Q1 Note"). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note, which was March 3, 2009. As of June 30, 2010, TelVue had borrowed $400,000 under the 2009 Q1 Note, fully exhausting the 2009 Q1 Note. As of June 30, 2010, accrued interest due on the 2009 Q1 Note was $22,614.

Line of Credit (2009 Q2 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on June 8, 2009 in the principal amount of $500,000 (the "2009 Q2 Note"). The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note, which was June 9, 2009. As of June 30, 2010, TelVue had borrowed $500,000 under the 2009 Q2 Note, fully exhausting the 2009 Q2 Note. As of June 30, 2010, accrued interest due on the 2009 Q2 Note was $21,093.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Line of Credit (2009 Q3 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q2 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on October 5, 2009 in the principal amount of $400,000 (the "2009 Q3 Note"). The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six years from the date of the first advance under the 2009 Q3 Note, which was October 14, 2009. As of June 30, 2010, TelVue had borrowed $400,000 under the 2009 Q3 Note, fully exhausting the 2009 Q3 Note. As of June 30, 2010, accrued interest due on the 2009 Q3 Note was $10,935.

Line of Credit (2010 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q3 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 8, 2009 in the principal amount of $1,500,000 (the "2010 Note"). The minimum advance under the 2010 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2010 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2010 Note may be declared immediately due and payable. The 2010 Note is unsecured and will expire six years from the date of the first advance under the 2010 Note unless extended or renewed. Principal and interest on the 2010 Note are also due and payable six years from the date of the first advance under the 2010 Note, which was March 16, 2010. As of June 30, 2010, TelVue had borrowed $600,000 under the 2010 Note, with accrued interest in the amount of $4,454.

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENTS
   --------------------------------

The Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue's second business segment is the marketing and service division which sells automatic number identification ("ANI") telecommunication services to the cable television industry.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Summarized financial information by reporting segment as of and for each of the six months ended June 30, 2010 and 2009, is as follows:

Six months ended June 30, 2010         TPS             ANI            Total
------------------------------     -----------     -----------     -----------
Revenues                           $ 1,364,594     $   494,667     $ 1,859,261
Depreciation and amortization          471,192          69,480         540,672
Operating income/(loss)             (1,485,919)        270,389      (1,215,530)
Interest expense                       361,051          72,228         433,279
Net income/(loss)                   (1,846,970)        198,161      (1,648,809)
Capital expenditures                    31,808               -          31,808

Six months ended June 30, 2009         TPS             ANI            Total
------------------------------     -----------     -----------     -----------
Revenues                           $ 1,413,152     $   605,661     $ 2,018,813
Depreciation and amortization          474,536          88,088         562,624
Operating income/(loss)             (1,424,735)        220,388      (1,204,347)
Interest expense                       303,443          85,583         389,026
Net income/(loss)                   (1,728,178)        134,805      (1,593,373)
Capital expenditures                   170,475               -         170,475

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

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW OF COMPANY:

TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations, cable, telephone company ("Telco") and satellite television providers, K-12 and higher education institutions and professional broadcasters. TelVue now delivers local programming to over 15 million homes nationwide, powers over 1,000 PEG television channels, provides Leased Access and Local Origination solutions to 7 of the top 10 Multi System Operators ("MSOs") and the nation's largest telephone company, and delivers on-campus local channels to over 850,000 students on college campuses nationally.

TelVue operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue is currently marketing TelVue Princeton(R), WEBUS(R), and PEG.TV(TM) to municipal governments, K-12 school districts, higher education institutions, cable and Telco MSOs, and other broadcasters as a means of lowering the cost, simplifying operations, and improving the quality of their local channels.

TPS products include:

TelVue Princeton(R) Digital Broadcaster B100
TelVue Princeton(R) Digital Broadcaster B1000
TelVue Princeton(R) Digital Broadcaster B3000
TelVue Princeton(R) Digital Video Archive Server S3000F
TelVue Princeton(R) Encoding Workstation C500W
TelVue Princeton(R) Encoding and Transcoding Workstation T7400E

TPS services include:

WEBUS(R)             Automated broadcast digital signage display on TV Channel
WEBUS Inside(TM)     WEBUS(R) integrated within TelVue Princeton(R) Servers
WEBLINX(TM)          Automated WEBUS(R) message display on websites
VideoActives(TM)     Real time, dynamic video content for channels
PEG.TV(TM)           Internet Streaming and Video-on-Demand Service

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

NEW PRODUCTS AND SERVICES

TelVue continued to invest in research and development throughout the second quarter of 2010 and introduced a number of new products and feature enhancements.

In the second quarter of 2010, at the National Association of Broadcasters show, TelVue introduced a new all-digital TelVue Princeton(R) broadcast server model, the HyperCaster. The TelVue Princeton(R) HyperCaster builds on previous TelVue IPTV server models for cable, Telco, and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. Additionally, the HyperCaster supports integration with a widely deployed traffic and campaign management system. The traffic system integration allows the HyperCaster to be easily deployed for new, revenue generating local origination applications such as targeted longform advertisements and infomercials. The HyperCaster delivers up to 20 all-digital channels in one box, eliminating the cost of encoders, improving quality, and allowing for higher density solutions for hyperlocal channel origination. The HyperCaster can be centrally managed, making it easier for operators to maintain regulatory compliance for Leased Access and PEG channels, and launch new local channels as consumer demand rises for hyperlocal content such as sports and news.

In the second quarter of 2010, TelVue also introduced CampusOneTV, the first affordable, high-definition campus television broadcast platform for the education market. CampusOneTV provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand. In addition, TelVue introduced a new digital media archive and retrieval product compatible with the Public Broadcasting Metadata standard, PBCore, used by a growing number of Public Broadcasting Service ("PBS") stations. TelVue deployed its PBCore digital media archive solution at a leading PBS affiliate. TelVue's PBCore storage and archiving solution makes content more accessible for reuse, collaboration, Internet distribution, or as niche content for specific community, service, and institutional needs.

TRADEMARKS

On June 15, 2010, TelVue was awarded the trademark for the "TelVue Princeton" name.

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

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton(R) upon shipment of the equipment to its customers. Revenues related to its WEBUS(R) and PEG.TV(TM) services are recognized on a monthly basis, being amortized over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades. The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. If the Company chose to recognize these revenues when payments were received under these agreements, then the Company would recognize more revenue in earlier periods and would not record any deferred revenues. TelVue believes that its practice allows the Company to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles. Revenue related to TelVue's ANI service is recognized in the month the service is provided.

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

RESULTS OF OPERATIONS:

The following discussion deals with the decrease in operating income for the three months and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009. TelVue also discusses the changes in TPS revenue and expenses.

                                    Three Months Ended
                                  June 30,      June 30,      $ Change      % Change
                                   2010           2009       Fav/(Unfav)   Fav/(Unfav)
                               ------------   ------------   -----------   -----------
Revenues
   TPS ......................  $    731,143   $    786,837   $   (55,694)         (7.1)
   ANI Services .............       240,546        308,231       (67,685)        (22.0)

Cost of Revenues
   TPS ......................       339,384        359,440        20,056           5.6
   ANI Services .............        27,848         82,424        54,576          66.2

Operating Expenses
   Selling and marketing ....       332,195        280,950       (51,245)        (18.2)
   General and administrative       562,233        600,198        37,965           6.3
   Depreciation and
    amortization ............       263,857        277,673        13,816           5.0
                               ------------   ------------   -----------   -----------

Operating Loss ..............      (553,828)      (505,617)      (48,211)         (9.5)

Other Income (Expense) ......      (220,653)      (198,814)      (21,839)        (11.0)
                               ------------   ------------   -----------   -----------

Net Loss ....................  $   (774,481)  $   (704,431)  $   (70,050)         (9.9)
                               ============   ============   ===========   ===========

                                     Six Months Ended
                                  June 30,      June 30,      $ Change      % Change
                                   2010           2009       Fav/(Unfav)   Fav/(Unfav)
                               ------------   ------------   -----------   -----------
Revenues
   TPS ......................  $  1,364,594   $  1,413,152   $   (48,558)         (3.4)
   ANI Services .............       494,667        605,661      (110,994)        (18.3)

Cost of Revenues
   TPS ......................       622,701        695,268        72,567          10.4
   ANI Services .............        68,634        177,766       109,132          61.4

Operating Expenses
   Selling and marketing ....       655,646        514,552      (141,094)        (27.4)
   General and administrative     1,187,138      1,272,950        85,812           6.7
   Depreciation and
    amortization ............       540,672        562,624        21,952           3.9
                               ------------   ------------   -----------   -----------

Operating Loss ..............    (1,215,530)    (1,204,347)      (11,183)         (0.9)

Other Income (Expense) ......      (433,279)      (389,026)      (44,253)        (11.4)
                               ------------   ------------   -----------   -----------

Net Loss ....................  $ (1,648,809)  $ (1,593,373)  $   (55,436)         (3.5)
                               ============   ============   ===========   ===========

The TPS segment had operating losses of $694,489 and $1,485,919 for the three and six months ended June 30, 2010, respectively, compared to operating losses of $626,020 and $1,424,735 for the three and six months ended June 30, 2009 primarily due to higher sales and marketing expenses for the Company's growth in the cable, Telco and professional broadcast markets and decreased ANI revenues, offset by savings in direct and general and administrative expenses. The ANI segment had operating income of $140,661 and $270,389 for the three and six months ended June 30, 2010, respectively, compared to $120,403 and $220,388 for the three and six months ended June 30, 2009. The increase in operating income for the ANI segment was mainly a result of a change in the allocation of expenses whereby a lower percentage of expenses were allocated to the ANI segment, in addition to savings in telecommunications expenses related to the ANI service, which offset the anticipated decrease in ANI revenues.

Revenues

TPS revenues decreased $55,694 and $48,558 for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009. The majority of the revenue decreases were attributed to anticipated declines in sponsorship revenue related to the WEBUS(R) service, in addition to lower consulting revenue when comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009. These decreases were offset by an increase in PEG.TV(TM) revenue, in addition to an increase in TelVue Princeton(R) support revenue.

TelVue Princeton(R) sales growth was slowed largely due to reduced municipal budgets impacting PEG and K-12 educational market new systems sales. TelVue believes that government and K-12 educational markets have seen a delayed reaction to the economic downturn that began in 2008 due to the nature of their budget approval cycles. Additionally, growth in reseller and Original Equipment Manufacturer sales to these markets was similarly impacted. The Company expects to see a modest increase in government and K-12 educational sales as new budgets are approved for fiscal year 2010-2011. TelVue has been able to partially offset the decline in new system sales in the PEG and education markets by focusing sales resources on add-on sales to existing customers including its TelVue Care maintenance and support service. Sales of TelVue Care service increased 21% in the second quarter of 2010 compared to the same period of 2009.

Slower PEG and K-12 educational new system sales were offset by increased sales to cable, Telco and professional broadcasters. The Company has been shifting product, sales, and marketing resources to the cable, Telco, and professional broadcast markets that have not been as adversely affected by the economy. This strategy has been effective in counter-balancing the slow-down in the PEG and education markets and has created new opportunities for TelVue. To support the initial success of this shift in sales resources, whereas the PEG/education vs. cable/Telco/pro sales mix was 70% PEG/education vs. 30% cable/Telco/pro in the second quarter of 2009, the mix in the second quarter of 2010 was 75% cable/Telco/pro and 25% PEG/education. In the first and second quarters of 2010, TelVue sold multiple TelVue Princeton(R) servers to a number of top 10 MSOs. In the second quarter of 2010, TelVue closed on a blanket $250,000 purchase order for 100 servers with a content provider that delivers specialized broadcast channels to patients in hospitals. Revenue has not yet been recognized for this blanket order, as servers will be delivered over an 18 month period. The 100 unit blanket order and the top 10 MSO cable system sales demonstrate that TelVue's growth in professional markets is leading to larger, multi-unit and repeat orders. TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy recovers into 2011.

ANI services revenue decreased $67,685 and $110,994 for the three and six months ended June 30, 2010, when compared to the same periods of 2009. As expected, pay-per-view buy revenue decreased $5,714 and $7,452 for the three and six months ended June 30, 2010, and pay-per-view plus revenue decreased $11,974 and $17,787 for the three and six months ended June 30, 2010 when compared to the same periods of 2009. These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2009 (as discussed below). Additionally, there were decreases in feature revenue of $35,426 and $62,195 for the three and six months ended June 30, 2010, respectively, and decreases in data link revenue of $13,519 and $23,636, respectively, when comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

As of June 30, 2010, the TelVue ANI service was serving approximately 1.7 million full-time cable subscribers compared to approximately 4.0 million full-time cable subscribers served as of June 30, 2009. During the second quarter of 2010, Cablevision cancelled its ANI service, accounting for the loss of approximately 2.0 million subscribers. The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator's customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment decreased $20,056 and $72,567 for the three and six months ended June 30, 2010, respectively, when compared to the same periods of 2009, primarily as a result of lower cost of sales related to consulting revenue and lower product cost of sales, offset by an increase in product discounts and higher compensation expense.

ANI cost of revenues decreased $54,576 and $109,132 for the three and six months ended June 30, 2010, respectively, when compared to the same periods of 2009. This decrease was primarily due to savings in compensation expense, in addition to savings in telecommunication expenses related to ANI services.

Selling and Marketing Expenses

Selling expenses related to the TPS segment increased $51,246 and $141,655 for the three and six months ended June 30, 2010, respectively, when compared to the same periods of 2009. This increase was attributed to higher consulting expenses related to the use of outside sales representatives and an outside marketing consultant focusing on cable and Telco marketing, in addition to higher compensation expense due to being fully staffed for the six months ended June 30, 2010, while having positions open for portions of the six months ended June 30, 2009.

Selling expenses related to the ANI segment decreased by $1 and $561 for the three and six months ended June 30, 2010, respectively, when compared to the same periods of 2009. This decrease was the result of the Company's decision to no longer pay employees commissions on ANI transactions.

General and Administrative Expenses

TPS general and administrative expenses decreased $14,131 and $53,118 for the three and six months ended June 30, 2010 when compared to the same periods of 2009. This decrease was related to savings in legal fees and bad debt expenses, in addition to lower expenses related to computer supply purchases, offset by higher accounting and outside consulting fees, when comparing the three and six months ended June 30, 2010 to the same periods of 2009.

ANI general and administrative expenses decreased $23,834 and $32,694 for the three and six months ended June 30, 2010, respectively, when compared to the same periods of 2009, primarily a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Net Loss

TelVue had net losses of $774,481 and $1,648,809 for the three and six months ended June 30, 2010, respectively, compared to net losses of $704,431 and $1,593,373 for the three and six months ended June 30, 2009, primarily due to lower revenues, higher sales and marketing expenses, and higher interest expense for the three and six months ended June 30, 2010 when compared to the three and six months ended June 30, 2009. These decreases were offset by expense savings realized when comparing the three and six months ended June 30, 2010 to the same periods of 2009.

Income Taxes

At June 30, 2010 and 2009, TelVue recorded valuation allowance increases of $255,000 and $282,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $14,000,000 on a tax-reporting basis as of June 30, 2010 (see Note 5 of TelVue's accompanying financial statements).

Depreciation and Amortization

TelVue purchased $31,808 of equipment during the six months ended June 30, 2010 compared to $170,475 purchased during the six months ended June 30, 2009. The majority of the equipment purchased during the six months ended June 30, 2010 and 2009 was for software development and equipment related to the TPS segment. Depreciation and amortization expense decreased $13,816 and $20,952 for the three and six months ended June 30, 2010, respectively, when compared to the three and six months ended June 30, 2009, as a result of fewer capital purchases, in addition to declining amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 23% of total operating expenses for both the three and six months ended June 30, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

As of June 30, 2010, TelVue had a net accounts receivable balance of $637,886, compared to $934,933 as of December 31, 2009. This decrease was primarily due to cash collections exceeding new invoicing for the six months ended June 30, 2010.

As of June 30, 2010, TelVue maintained a bad debt reserve in the amount of $13,012, compared to a reserve of $19,080 as of December 31, 2009. The reserve was calculated based on the estimate that 2.0% of outstanding receivables would not be collected.

TelVue's days for sales in average accounts receivable was 77 days at June 30, 2010, compared to 62 days at June 30, 2009. TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton(R) customers. The Company has not changed its credit terms with its customers for its WEBUS(R) or ANI services. A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton(R) equipment purchases.

Prepaid Expenses

As of June 30, 2010, TelVue had a prepaid expense balance of $43,309, compared to a balance of $18,206 as of December 31, 2009. This increase was primarily the result of paying in-full for the Company's business insurance policies during the six months ended June 30, 2010. The expense related to these policies is spread out evenly over the policy period.

Accrued Expenses

As of June 30, 2010, TelVue had an accrued expense balance of $124,107, compared to a balance of $81,225 as of December 31, 2009. This increase was primarily due to a higher general expenses accrual than at December 31, 2009, in addition to a high accrual for employee PTO (paid time off), as it is accrued each pay period and most employee vacations are taken in the second six months of the year.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $523,736 for the six months ended June 30, 2010, compared to $773,919 for the six months ended June 30, 2009. The increase in cash flow compared to 2009 was primarily due to expense savings exceeding the decreases in revenue, in addition to cash collections for the six months ended June 30, 2010, greatly exceeding cash collections for the six months ended June 30, 2009. Additionally, there was an increase in accrued expenses, offset by more cash expended for accounts payable which contributed to the increase in cash flow when comparing the six months ended June 30, 2010 to the same period of 2009.

TelVue had a cash balance of $156,669 as of June 30, 2010, compared to a balance of $59,804 as of June 30, 2009, primarily due to the factors listed above.

LIQUIDITY AND CAPITAL RESOURCES:

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Preferred Stock (as defined below) to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

During January 1995, Mr. Lenfest purchased from Science, TelVue's non-interest bearing note in the amount of $541,000. The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.

On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005 Note") with Mr. Lenfest. The purpose of the 2005 Note was to provide funding to grow the WEBUS(R) service. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005
Note is unsecured and will expire six years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of June 30, 2010, accrued interest due on the 2005 Note was $1,012,564.

As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of June 30, 2010, TelVue had borrowed $10,000,000 under the 2006 Note with accrued interest in the amount of $1,934,319, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of June 30, 2010, TelVue had borrowed $2,300,000 under the 2007 Note with accrued interest in the amount of $196,611, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q1 Note") with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate on the 2009 Q1 Note is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six years from the date of the first advance under the 2009 Q1 Note, which was March 3, 2009. As of June 30, 2010, TelVue had borrowed $400,000 under the 2009 Q1 Note with accrued interest in the amount of $22,614, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q2 Note") with Mr. Lenfest on June 8, 2009, in the principal amount of $500,000. The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate on the 2009 Q2 Note is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six years from the date of the first advance under the 2009 Q2 Note, which was June 9, 2009. As of June 30, 2010, TelVue had borrowed $500,000 under the 2009 Q2 Note with accrued interest in the amount of $21,093, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q2 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q3 Note") with Mr. Lenfest on October 5, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate on the 2009 Q3 Note is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six years from the date of the first advance under the 2009 Q3 Note, which was October 14, 2009. As of June 30, 2010, TelVue had borrowed $400,000 under the 2009 Q3 Note with accrued interest in the amount of $10,935, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q3 Note, TelVue entered into an additional Line of Credit Note (the "2010 Note") with Mr. Lenfest on December 8, 2009, in the principal amount of $1,500,000. The minimum advance under the 2010 Note is $100,000 and the interest rate on the 2010 Note is equal to the prime rate plus one percent (1%). The 2010 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2010 Note may be declared immediately due and payable. The 2010 Note is unsecured and will expire six years from the date of the first advance under the 2010 Note unless extended or renewed. Principal and interest on the 2010 Note are also due and payable six years from the date of the first advance under the 2010 Note, which was March 16, 2010. As of June 30, 2010, TelVue had borrowed $600,000 under the 2010 Note, with accrued interest in the amount of $4,454.

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

On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest agreed to terminate a Warrant Agreement between Mr. Lenfest and TelVue. Pursuant to the Warrant Agreement, Mr. Lenfest had the right to purchase up to 29,915,160 shares of TelVue's common stock for $.01 per share, the fair market value of the common stock on the grant date. The Warrant Agreement was entered into on March 15, 1991, in connection with a prior line of credit to TelVue provided by Mr. Lenfest. TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the six months ended June 30, 2010, TelVue had 2.0 million full and part-time subscribers cancel service and no new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

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

TelVue expects to see some continued adverse effects on new TPS system sales during 2010 due to the current economic conditions, primarily in the PEG and educational markets. The Company anticipates some of this being offset by add-on sales to existing customers as well as its continued expansion into the cable, Telco, and professional broadcast markets.

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

11. Statement re: Computation of Per Share Earnings (see TelVue's June 30, 2010 Financial Statements included herein).

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

                               TELVUE CORPORATION

DATED: 08/16/10                    By:  /s/ Jesse Lerman
                                        ----------------
                                        Jesse Lerman
                                        President and Chief Executive Officer


DATED: 08/16/10                    By:  /s/ John Fell
                                        -------------
                                        John Fell
                                        Treasurer-Controller



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