Form 10-Q
period 2010-09-30
TELVUE CORP
filed 2010-11-15
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

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

Number of shares of registrant's common stock outstanding as of November 10, 2010: 48,574,144 shares.

                               TELVUE CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of September 30, 2010 (unaudited)
         and December 31, 2009 .............................................   3

         Statements of Operations for the three months ended
         September 30, 2010 (unaudited) and September 30, 2009 (unaudited) .   4

         Statements of Operations for the nine months ended
         September 30, 2010 (unaudited) and September 30, 2009 (unaudited) .   5

         Statements of Cash Flows for the nine months ended
         September 30, 2010 (unaudited) and September 30, 2009 (unaudited) .   6

         Notes to Financial Statements (unaudited) .........................   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  27

         Item 4.  Controls and Procedures ..................................  27


PART II. OTHER INFORMATION

         Item 6.  Exhibits .................................................  28

SIGNATURES .................................................................  32

EXHIBIT INDEX ..............................................................  32

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               TELVUE CORPORATION
                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        2010           2009
                                                    -------------  -------------
                                                     (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................   $    164,197   $    112,213
  Accounts receivable - trade, net of
   Allowances of $10,384 at September 30,
   2010 and $19,080 at December 31, 2009 ........        508,927        934,933
  Inventory .....................................        395,164        258,952
  Prepaid expenses ..............................         32,772         18,206
                                                    ------------   ------------
     TOTAL CURRENT ASSETS .......................      1,101,060      1,324,304

PROPERTY AND EQUIPMENT ..........................      7,416,756      7,367,653
  Less accumulated depreciation .................      6,849,579      6,495,749
                                                    ------------   ------------
                                                         567,177        871,904

DEFINITE-LIVED INTANGIBLE ASSETS,
  Net of accumulated amortization of
   $2,161,414 at September 30, 2010 and
   $1,723,520 at December 31, 2009 ..............      2,387,306      2,825,200

INDEFINITE-LIVED INTANGIBLE ASSETS-OTHER ........        397,260        397,260

OTHER ASSETS ....................................         19,665         19,665

                                                    ------------   ------------
TOTAL ASSETS ....................................   $  4,472,468   $  5,438,333
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade ......................   $    124,593   $    331,993
  Accrued expenses ..............................        103,857         81,225
  Deferred service revenue ......................        531,771        538,472
  Other liabilities .............................            310            704
                                                    ------------   ------------
     TOTAL CURRENT LIABILITIES ..................        760,531        952,394

LINES OF CREDIT - MAJORITY STOCKHOLDER ..........     18,500,000     17,400,000

NOTE PAYABLE - MAJORITY STOCKHOLDER .............        541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER .........      3,432,010      2,769,311

                                                    ------------   ------------
TOTAL LIABILITIES ...............................     23,233,541     21,662,705

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 100,000,000
   shares authorized, 48,574,144 and 48,561,644
   shares issued and outstanding at September 30,
   2010 and December 31, 2009, respectively .....        485,741        485,617
  Additional paid-in capital ....................      4,880,728      4,879,853
  Accumulated deficit ...........................    (24,127,542)   (21,589,842)
                                                    ------------   ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ............    (18,761,073)   (16,224,372)
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT) ...............................   $  4,472,468   $  5,438,333
                                                    ============   ============

See the accompanying unaudited notes, which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2010           2009
                                                    ------------   ------------
REVENUES
  TPS services ..................................   $    648,387   $    743,392
  ANI services ..................................        201,371        288,952
                                                    ------------   ------------
                                                         849,758      1,032,344
COST OF REVENUES
  TPS services ..................................        408,133        303,723
  ANI services ..................................         28,273         69,953
                                                    ------------   ------------
TOTAL COST OF REVENUES ..........................        436,406        373,676
                                                    ------------   ------------
GROSS MARGIN ....................................        413,352        658,668

OPERATING EXPENSES
  Selling and marketing .........................        293,221        256,270
  General and administrative ....................        528,556        511,159
  Depreciation and amortization .................        251,050        285,042
                                                    ------------   ------------
                                                       1,072,827      1,052,471
                                                    ------------   ------------
OPERATING LOSS ..................................       (659,475)      (393,803)

OTHER INCOME (EXPENSE)
  Interest expense ..............................       (229,420)      (206,946)
                                                    ------------   ------------
NET LOSS ........................................   $   (888,895)  $   (600,749)
                                                    ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE .....   $       (.02)  $       (.01)
                                                    ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
  BASIC AND DILUTED .............................     48,571,155     48,561,644
                                                    ============   ============

See the accompanying unaudited notes, which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2010           2009
                                                    ------------   ------------
REVENUES
  TPS services ..................................   $  2,012,981   $  2,156,544
  ANI services ..................................        696,038        894,613
                                                    ------------   ------------
                                                       2,709,019      3,051,157
COST OF REVENUES
  TPS services ..................................      1,030,832        998,991
  ANI services ..................................         96,904        247,719
                                                    ------------   ------------
TOTAL COST OF REVENUES ..........................      1,127,736      1,246,710
                                                    ------------   ------------
GROSS MARGIN ....................................      1,581,283      1,804,447

OPERATING EXPENSES
  Selling and marketing .........................        948,870        770,822
  General and administrative ....................      1,715,690      1,784,109
  Depreciation and amortization .................        791,724        847,666
                                                    ------------   ------------
                                                       3,456,284      3,402,597
                                                    ------------   ------------
OPERATING LOSS ..................................     (1,875,001)    (1,598,150)

OTHER INCOME (EXPENSE)
  Interest expense ..............................       (662,699)      (595,972)
                                                    ------------   ------------
NET LOSS ........................................   $ (2,537,700)  $ (2,194,122)
                                                    ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE .....   $       (.05)  $       (.05)
                                                    ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
  BASIC AND DILUTED .............................     48,564,849     48,521,351
                                                    ============   ============

See the accompanying unaudited notes, which are an integral part of these statements.

                               TELVUE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2010           2009
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ......................................   $ (2,537,700)  $ (2,194,122)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Depreciation and amortization ...............        791,724        847,666
  Changes in assets and liabilities:
    Accounts receivable - trade .................        426,006       (179,969)
    Inventory ...................................       (136,212)      (121,671)
    Prepaid expenses ............................        (14,566)         9,342
    Other Assets ................................             --         (1,630)
    Accounts payable - trade ....................       (207,400)        58,894
    Accrued expenses ............................         22,238       (111,719)
    Deferred service revenue ....................         (6,701)       163,885
    Accrued interest - majority stockholder .....        662,699        595,976
                                                    ------------   ------------
      NET CASH (USED IN) OPERATING ACTIVITIES ...       (999,912)      (933,348)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ...........        (49,103)      (203,882)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit - majority
   stockholder ..................................      1,100,000      1,050,000
  Issuance of common stock ......................            999          3,500
                                                    ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .      1,100,999      1,053,500
                                                    ------------   ------------

NET INCREASE/(DECREASE) IN CASH AND CASH
 EQUIVALENTS ....................................         51,984        (83,730)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ...........................        112,213        250,698
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $    164,197   $    166,968
                                                    ============   ============

See the accompanying unaudited notes, which are an integral part of these statements.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

In the opinion of management of TelVue Corporation ("TelVue" or the "Company"), the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial condition as of September 30, 2010 and December 31, 2009 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.

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

Conditions exist, however, that cast doubt about the Company's ability to continue as a "going concern." In order to fund operations, the Company relies on funds drawn on lines of credit held by the Company with its majority stockholder who is also a director, H.F. (Gerry) Lenfest. Based on the Company's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain the Company's operations for the next twelve (12) month period. Funding the Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other alternatives. While management is working towards mitigating the adverse conditions and events, which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that management will be successful.

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

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

No income taxes or interest were paid during the nine months ended September 30, 2010 or 2009.

4. EARNINGS PER COMMON SHARE
   -------------------------

Basic earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted earnings per common share is computed by dividing net income, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the nine months ended September 30, 2010 and 2009, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

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

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

The provisions for income tax benefit from continuing operations for the three months ended September 30, 2010 and 2009 consisted of the following components:

                                         2010            2009
                                      ----------      ----------
Current
 Federal ........................     $       --      $       --
 State ..........................             --              --
                                      ----------      ----------
                                              --              --
Deferred
 Federal ........................        242,000         197,000
 State ..........................         66,000          54,000
                                      ----------      ----------
                                         308,000         251,000
Valuation allowance increase ....       (308,000)       (251,000)
                                      ----------      ----------
                                              --              --
                                      ----------      ----------
Total ...........................     $       --      $       --
                                      ==========      ==========

TelVue recorded an increase in valuation allowance of $308,000 at September 30, 2010, which reduced its deferred tax asset to zero. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $15,000,000 on a tax-reporting basis as of September 30, 2010. The carry forward will begin to expire on December 31, 2010, if not utilized.

In June 2006, the Financial Accounting Standards Board issued guidance establishing a single model to address accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This guidance also provides direction on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of this guidance on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2003 and state income tax examinations for years before 2002. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under Internal Revenue Service tax examination. The Company is not currently under examination by any state jurisdictions.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Line of Credit (2005 Note) - Majority Stockholder
-------------------------------------------------

On April 27, 2005, TelVue entered into a Line of Credit Note with Mr. Lenfest (the "2005 Note"). The 2005 Note was secured to provide funding to grow the WEBUS(R) service. Under the terms of the 2005 Note, the Company may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2005 Note may be declared immediately due and payable. The 2005 Note is unsecured and will expire six (6) years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of September 30, 2010, accrued interest due on the 2005 Note was $1,064,302.

Line of Credit (2006 Note) - Majority Stockholder
-------------------------------------------------

On November 3, 2006, the Company entered into an additional Line of Credit Note with Mr. Lenfest, in the principal amount of $10,000,000 (the "2006 Note"). Under the 2006 Note, the Company could request up to $5,000,000 for general working capital and an additional $5,000,000 for purposes other than general working capital upon mutual agreement by the Company and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest are also due and payable six (6) years from the date of the first advance under the 2006 Note. As of September 30, 2010, TelVue had borrowed $10,000,000 under the 2006 Note, fully exhausting the 2006 Note. As of September 30, 2010, accrued interest due on the 2006 Note was $2,062,620.

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

On December 26, 2006, TelVue borrowed $400,000 from Mr. Lenfest under the 2006 Note to loan to PSG to fund their operating expenses (the "PSG Note"). The PSG Note was a convertible note that bore interest at a rate of six percent (6%) per annum. No payments of principal or interest were due until July 1, 2007. Under the PSG Note, interest accrued through July 1, 2007 was to be added to the principal. Interest was payable monthly from July 1, 2007 through January 1, 2008. The remaining balance was payable in forty-eight (48) monthly installments of principal and interest commencing February 1, 2008. The PSG Note was scheduled to mature in January 2012. The Company had the option to convert the unpaid principal balance of the PSG Note and all accrued interest into common stock of PSG. In connection with the PSG Note, TelVue received a warrant, which entitled TelVue to purchase 129,629 shares of common stock of PSG for $1.08 per share. The warrant was to commence on July 1, 2007 and expire on December 31, 2016. The PSG Note was forgiven and the warrant was canceled on March 12, 2007, in connection with TelVue's acquisition of all of the outstanding stock of PSG.

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

Line of Credit (2007 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 21, 2007 in the principal amount of $2,300,000 (the "2007 Note"). The minimum advance under the 2007 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six (6) years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six (6) years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of September 30, 2010, TelVue had borrowed $2,300,000 under the 2007 Note, fully exhausting the 2007 Note. As of September 30, 2010, accrued interest due on the 2007 Note was $223,451.

Line of Credit (2009 Q1 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on March 2, 2009 in the principal amount of $400,000 (the "2009 Q1 Note"). The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six (6) years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six (6) years from the date of the first advance under the 2009 Q1 Note, which was March 3, 2009. As of September 30, 2010, TelVue had borrowed $400,000 under the 2009 Q1 Note, fully exhausting the 2009 Q1 Note. As of September 30, 2010, accrued interest due on the 2009 Q1 Note was $27,157.

Line of Credit (2009 Q2 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on June 8, 2009 in the principal amount of $500,000 (the "2009 Q2 Note"). The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six (6) years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six (6) years from the date of the first advance under the 2009 Q2 Note, which was June 9, 2009. As of September 30, 2010, TelVue had borrowed $500,000 under the 2009 Q2 Note, fully exhausting the 2009 Q2 Note. As of September 30, 2010, accrued interest due on the 2009 Q2 Note was $26,695.

Line of Credit (2009 Q3 Note) - Majority Stockholder
----------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q2 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on October 5, 2009 in the principal amount of $400,000 (the "2009 Q3 Note"). The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six (6) years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six (6) years from the date of the first advance under the 2009 Q3 Note, which was October 14, 2009. As of September 30, 2010, TelVue had borrowed $400,000 under the 2009 Q3 Note, fully exhausting the 2009 Q3 Note. As of September 30, 2010, accrued interest due on the 2009 Q3 Note was $15,353.

Line of Credit (2010 Note) - Majority Stockholder
-------------------------------------------------

As a result of the anticipated exhaustion of the line of credit under the 2009 Q3 Note, TelVue entered into an additional Line of Credit Note with Mr. Lenfest on December 8, 2009 in the principal amount of $1,500,000 (the "2010 Note"). The

                               TELVUE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

minimum advance under the 2010 Note is $100,000 and the interest rate is equal to the prime rate plus one percent (1%). The 2010 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2010 Note may be declared immediately due and payable. The 2010 Note is unsecured and will expire six (6) years from the date of the first advance under the 2010 Note unless extended or renewed. Principal and interest on the 2010 Note are also due and payable six (6) years from the date of the first advance under the 2010 Note, which was March 16, 2010. As of September 30, 2010, TelVue had borrowed $1,100,000 under the 2010 Note, with accrued interest in the amount of $12,432.

7. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 6, included herein, for information of related party transactions between TelVue and its majority stockholder.

8. FINANCIAL DATA BUSINESS SEGMENTS
   --------------------------------

The Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue's second business segment is the marketing and service division, which sells automatic number identification ("ANI") telecommunication services to the cable television industry.

Summarized financial information by reporting segment as of and for each of the nine months ended September 30, 2010 and 2009, is as follows:

Nine months ended September 30, 2010        TPS            ANI         Total
------------------------------------    -----------     --------    -----------
Revenues ...........................    $ 2,012,981     $696,038    $ 2,709,019
Depreciation and amortization ......        692,964       98,760        791,724
Operating income/(loss) ............     (2,255,679)     380,678     (1,875,001)
Interest expense ...................        552,227      110,472        662,699
Net income/(loss) ..................     (2,807,906)     270,206     (2,537,700)
Capital expenditures ...............         49,103           --         49,103

Nine months ended September 30, 2009        TPS            ANI         Total
------------------------------------    -----------     --------    -----------
Revenues ...........................    $ 2,156,544     $894,613    $ 3,051,157
Depreciation and amortization ......        715,945      131,721        847,666
Operating income/(loss) ............     (1,951,125)     352,975     (1,598,150)
Interest expense ...................        464,861      131,111        595,972
Net income/(loss) ..................     (2,415,986)     221,864     (2,194,122)
Capital expenditures ...............        203,882           --        203,882

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

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW OF COMPANY:

TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations, cable, telephone company ("Telco") and satellite television providers, K-12 and higher education institutions and professional broadcasters. TelVue now delivers local programming to over thirty (30) million homes nationwide, powers over 1,000 PEG television channels, provides Leased Access and Local Origination solutions to seven (7) of the top ten (10) Multi System Operators ("MSOs") and the nation's largest telephone company, and delivers on-campus local channels to over 850,000 students on college campuses nationally.

TelVue operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton(R) HyperCaster(TM) builds on previous TelVue IPTV server models for cable, Telco, and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. Additionally, the HyperCaster(TM) supports integration with a widely deployed traffic and campaign management system. The traffic system integration allows the HyperCaster(TM) to be easily deployed for new, revenue generating local origination applications such as targeted long-form advertisements and infomercials. The HyperCaster(TM) delivers up to twenty (20) all-digital channels in one (1) box, eliminating the cost of encoders, improving quality, and allowing for higher density solutions for hyperlocal channel origination. The HyperCaster(TM) can be centrally managed, making it easier for operators to maintain regulatory compliance for Leased Access and PEG channels and launch new local channels as consumer demand rises for hyperlocal content such as sports and news. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. CampusOneTV provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand. In addition, TelVue introduced a new digital media archive and retrieval product compatible with the Public Broadcasting Metadata standard, PBCore, used by a growing number of Public Broadcasting Service ("PBS") stations. TelVue is currently marketing its products and services to municipal governments, K-12 school districts, higher education institutions, cable and Telco MSOs, and other broadcasters as a means of lowering the cost, simplifying operations, and improving the quality of their local channels.

TPS products include:

TelVue Princeton(R) Digital Broadcaster B100
TelVue Princeton(R) Digital Broadcaster B1000
TelVue Princeton(R) Digital Broadcaster B3000
TelVue Princeton(R) Digital Video Archive Server S3000F
TelVue Princeton(R) Encoding Workstation C500W
TelVue Princeton(R) Encoding and Transcoding Workstation T7400E
TelVue Princeton(R) HyperCaster(TM)

TPS services include:

WEBUS(R)          Automated broadcast digital signage display on TV Channel
WEBUS Inside(TM)  WEBUS(R) integrated within TelVue Princeton(R) Servers
WEBLINX(TM)       Automated WEBUS(R) message display on websites
VideoActives(TM)  Real time, dynamic video content for channels
PEG.TV(TM)        Internet Streaming and Video-on-Demand Service
CampusOneTV       High-Definition Broadcast platform for the educational market

TelVue's second and legacy business segment is the marketing and service company, which sells ANI telecommunication services to the cable television industry. The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through the equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's National Data Center in Philadelphia, Pennsylvania. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Qwest. TelVue believes it receives a favorable trunk usage rate from Qwest. TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand.

NEW PRODUCTS AND SERVICES

During the third quarter of 2010, TelVue added the ability for its TelVue Princeton(R) HyperCaster(TM) line to integrate with modern interactive television (iTV) applications and infrastructures being deployed at cable, Telco, and professional broadcast networks. These iTV applications have been shown to help increase advertising revenue and direct response, as well as improve viewer experience.

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

Goodwill and Other Intangibles

Goodwill and other intangibles are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.

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

Stock-Based Compensation

TelVue accounts for stock-based compensation in accordance with the fair value recognition method. The Company uses a Black-Scholes option-pricing valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of TelVue's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The above listing is not intended to be a comprehensive list of all of TelVue's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. See TelVue's audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2009, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS:

The following discussion deals with the decrease in operating income for the three months and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, and the reasons for the decrease. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009. TelVue also discusses the changes in TPS revenue and expenses.

                                     Three Months Ended
                               September 30,   September 30,    $ Change     % Change
                                    2010            2009       Fav/(Unfav)   Fav/(Unfav)
                               -------------   -------------   -----------   -----------
Revenues
   TPS ......................  $     648,387   $     743,392   $   (95,005)        (12.8)
   ANI Services .............        201,371         288,952       (87,581)        (30.3)

Cost of Revenues
   TPS ......................        408,131         303,723      (104,408)        (34.4)
   ANI Services .............         28,270          69,953        41,683          60.0

Operating Expenses
   Selling and marketing ....        293,224         256,270       (36,954)        (14.4)
   General and administrative        528,552         511,159       (17,393)         (3.4)
   Depreciation and
    amortization ............        251,052         285,042        33,990          11.9
                               -------------   -------------   -----------   -----------

Operating Loss ..............       (659,471)       (393,803)     (265,668)        (67.0)

Other Income (Expense) ......       (229,420)       (206,946)      (22,474)        (10.9)
                               -------------   -------------   -----------   -----------

Net Loss ....................  $    (888,891)  $    (600,749)  $  (288,142)        (48.0)
                               =============   =============   ===========   ===========

                                     Nine Months Ended
                               September 30,   September 30,    $ Change     % Change
                                    2010            2009       Fav/(Unfav)   Fav/(Unfav)
                               -------------   -------------   -----------   -----------
Revenues
   TPS ......................  $   2,012,981   $   2,156,544   $  (143,563)         (6.7)
   ANI Services .............        696,038         894,613      (198,575)        (22.2)

Cost of Revenues
   TPS ......................      1,030,832         998,991       (31,841)         (3.2)
   ANI Services .............         96,904         247,719       150,815          60.9

Operating Expenses
   Selling and marketing ....        948,870         770,822      (178,048)        (23.1)
   General and administrative      1,715,690       1,784,109        68,419           3.8
   Depreciation and
    amortization ............        791,724         847,666        55,942           6.6
                               -------------   -------------   -----------   -----------

Operating Loss ..............     (1,875,001)     (1,598,150)     (276,851)        (17.3)

Other Income (Expense) ......       (662,699)       (595,972)      (66,727)        (11.2)
                               -------------   -------------   -----------   -----------

Net Loss ....................  $  (2,537,700)  $  (2,194,122)  $  (343,578)        (15.7)
                               =============   =============   ===========   ===========

The TPS segment had operating losses of $769,760 and $2,255,679 for the three and nine months ended September 30, 2010, respectively, compared to operating losses of $526,384 and $1,951,125 for the three and nine months ended September 30, 2009 primarily due to higher sales and marketing expenses attributed to the Company's growth in the cable, Telco and professional broadcast markets and decreased sponsorship and consulting revenues, offset by higher PEG.TV(TM) revenue and lower depreciation expense. The ANI segment had operating income of $110,289 and $380,678 for the three and nine months ended September 30, 2010, respectively, compared to $132,581 and $352,975 for the three and nine months ended September 30, 2009. The decrease in operating income for the ANI segment during the three month period was mainly a result of the anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby 17% of certain expenses were allocated to the ANI segment in 2010 compared to an allocation percentage of 22% in 2009, in addition to savings in telecommunications expenses related to the ANI service.

Revenues

TPS revenues decreased $95,005 and $143,563 for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. The majority of the revenue decreases were attributed to anticipated declines in sponsorship revenue related to the WEBUS(R) service, in addition to lower consulting revenue when comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009. These decreases were offset by an increase in PEG.TV(TM) revenue, in addition to an increase in TelVue Princeton(R) support revenue.

TelVue Princeton(R) sales growth was slowed largely due to reduced municipal budgets impacting PEG and K-12 educational market new systems sales. TelVue believes that government and K-12 educational markets have seen a delayed reaction to the economic downturn that began in 2008 due to the nature of their budget approval cycles. Additionally, growth in reseller and Original Equipment Manufacturer sales to these markets was similarly impacted. The Company expects to see a modest increase in government and K-12 educational sales as new budgets are approved for fiscal year 2010-2011. TelVue has been able to partially offset the decline in new system sales in the PEG and education markets by focusing sales resources on add-on sales to existing customers including its TelVue Care maintenance and support service. Sales of TelVue Care service increased 28% for the nine months ended September 30, 2010 when compared to the same period of 2009.

Slower PEG and K-12 educational new system sales were offset by increased sales to cable, Telco and professional broadcasters. The Company has been shifting product, sales, and marketing resources to the cable, Telco, and professional broadcast markets that have not been as adversely affected by the economy. This strategy has been effective in counter-balancing the slow-down in the PEG and education markets and has created new opportunities for TelVue. This shift in resources is supported by a shift in the sales mix across markets. For the nine months ended September 30, 2009, PEG/education accounted for 71% of TelVue Princeton(R) sales and cable/Telco/pro accounted for 29% of TelVue Princeton(R) sales. For the nine months ended September 30, 2010, cable/Telco/pro accounted for 57% of TelVue Princeton(R) sales and PEG/education accounted for 43% of TelVue Princeton(R) sales. In the first three quarters of 2010, TelVue sold multiple TelVue Princeton(R) servers to a number of top ten (10) MSOs. TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy recovers into 2011.

ANI services revenue decreased $87,581 and $198,575 for the three and nine months ended September 30, 2010, when compared to the same periods of 2009. As expected, pay-per-view buy revenue decreased $7,918 and $15,370 for the three and nine months ended September 30, 2010, and pay-per-view plus revenue decreased $3,582 and $21,369 for the three and nine months ended September 30, 2010 when compared to the same periods of 2009. These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2009 (as discussed below). Additionally, there were decreases in feature revenue of $59,631 and $121,826 for the three and nine months ended September 30, 2010, respectively, and decreases in data link revenue of $14,433 and $38,069, respectively, when comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009. TelVue believes there is a loss of focus by cable operators on the pay-per-view product line, primarily because of the amount of time cable operators are spending on promoting new product lines such as digital service and high-speed Internet access.

As of September 30, 2010, the TelVue ANI service was serving approximately 1.1 million full-time cable subscribers compared to approximately 3.8 million full-time cable subscribers served as of September 30, 2009. During the nine months ended September 30, 2010, there were ANI customer cancellations accounting for the loss of approximately 2.7 million subscribers. The largest of these cancellations was Cablevision, which accounted for approximately two (2) million ANI subscribers. The subscriber decline is the result of cable operators moving to two-way digital services, which limit the number of analog pay-per-view channels available for content and allow the cable operator's customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment increased $104,408 and $31,841 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods of 2009, primarily as a result of higher compensation expense and higher product cost of sales, offset by lower cost of sales related to consulting revenue.

ANI cost of revenues decreased $41,683 and $150,815 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods of 2009. This decrease was primarily due to savings in compensation expense, in addition to savings in telecommunication expenses related to ANI services.

Selling and Marketing Expenses

Selling expenses related to the TPS segment increased $36,954 and $178,609 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods of 2009. This increase was attributed to higher consulting expenses related to the use of outside sales representatives and an outside marketing consultant focusing on cable and Telco marketing, in addition to higher marketing expenses related to promoting the TelVue Princeton(R) product line and higher compensation expense due to being fully staffed for the nine months ended September 30, 2010, while having positions open for portions of the nine months ended September 30, 2009.

Selling expenses related to the ANI segment decreased by $561 for the nine months ended September 30, 2010, respectively, when compared to the same period of 2009. This decrease was the result of the Company's decision to no longer pay employees commissions on ANI transactions.

General and Administrative Expenses

TPS general and administrative expenses increased $26,643 for the three months ended September 30, 2010 when compared to the same period of 2009. This increase was primarily related to higher consulting fees and rent expense, offset by savings in legal fees. TPS general and administrative expenses decreased $26,475 for the nine months ended September 30, 2010 when compared to the same period of 2009 as a result of savings in supply purchases, insurance and bad debt expense, offset by higher rent and consulting fees.

ANI general and administrative expenses decreased $9,250 and $41,944 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods of 2009, primarily as a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Net Loss

TelVue had net losses of $888,891 and $2,537,700 for the three and nine months ended September 30, 2010, respectively, compared to net losses of $600,749 and $2,194,122 for the three and nine months ended September 30, 2009, primarily due to lower revenues, higher sales and marketing expenses, and higher interest expense for the three and nine months ended September 30, 2010 when compared to the three and nine months ended September 30, 2009. These decreases were offset by expense savings realized when comparing the three and nine months ended September 30, 2010 to the same periods of 2009.

Income Taxes

At September 30, 2010 and 2009, TelVue recorded valuation allowance increases of $308,000 and $251,000, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry forward was approximately $15,000,000 on a tax-reporting basis as of September 30, 2010 (see
Note 5 of TelVue's accompanying financial statements).

Depreciation and Amortization

TelVue purchased $49,103 of equipment during the nine months ended September 30, 2010 compared to $203,882 purchased during the nine months ended September 30, 2009. This decrease was primarily the result of a significant reduction in the usage of outside consultants whose services were capitalized as software development. The majority of the equipment purchased during the nine months ended September 30, 2010 and 2009 was for software development and equipment related to the TPS segment. Depreciation and amortization expense decreased $33,990 and $55,942 for the three and nine months ended September 30, 2010, respectively, when compared to the three and nine months ended September 30, 2009, as a result of fewer capital purchases, in addition to declining amortization expense related to the PSG intangible assets. Depreciation and amortization accounted for 23% of total operating expenses for both the three and nine months ended September 30, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

As of September 30, 2010, TelVue had a net accounts receivable balance of $508,927, compared to $934,933 as of December 31, 2009. This decrease was primarily due to cash collections exceeding new invoicing for the nine months ended September 30, 2010.

As of September 30, 2010, TelVue maintained a bad debt reserve in the amount of $10,384, compared to a reserve of $19,080 as of December 31, 2009. The reserve was calculated based on the estimate that 2.0% of outstanding receivables would not be collected.

TelVue's days for sales in average accounts receivable was 73 days at September 30, 2010, compared to 62 days at September 30, 2009. TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton(R) customers. The Company has not changed its credit terms with its customers for its WEBUS(R) or ANI services. A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton(R) equipment purchases.

Prepaid Expenses

As of September 30, 2010, TelVue had a prepaid expense balance of $32,772, compared to a balance of $18,206 as of December 31, 2009. This increase was primarily the result of paying in-full for the Company's business insurance policies during the nine months ended September 30, 2010. The expense related to these policies is spread out evenly over the policy period.

Accrued Expenses

As of September 30, 2010, TelVue had an accrued expense balance of $103,857, compared to a balance of $81,225 as of December 31, 2009. This increase was primarily due to a higher general expenses accrual than at December 31, 2009, in addition to a high accrual for employee PTO (paid time off), as it is accrued each pay period and most employee vacations are taken in the second six (6) months of the year.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $999,912 for the nine months ended September 30, 2010, compared to $933,348 for the nine months ended September 30, 2009. The decrease in cash flow compared to 2009 was primarily due to the decreases in revenue exceeding expense savings, in addition to more cash expended for accounts payable, offset by cash collections for the nine months ended September 30, 2010, greatly exceeding cash collections for same period in 2009.

TelVue had a cash balance of $164,197 as of September 30, 2010, compared to a balance of $166,968 as of September 30, 2009.

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

Conditions exist, however, that cast doubt about TelVue's ability to continue as a "going concern." In order to fund operations, TelVue relies on funds drawn on lines of credit provided by its majority stockholder and director of the Company, H.F. (Gerry) Lenfest. Based on TelVue's current draw-down rate, the funds remaining in the current lines of credit are not sufficient to sustain TelVue's operations for the next twelve (12) month period. Funding TelVue's future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events, which raise doubt about the validity of the "going concern" assumption used in preparing the accompanying financial statements, there can be no assurances that management will be successful.

The accompanying financial statements do not reflect adjustments that would be necessary if TelVue was unable to continue as a "going concern." If TelVue was unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

On April 27, 2005, TelVue entered into a Line of Credit Note (the "2005 Note") with Mr. Lenfest. The purpose of the 2005 Note was to provide funding to grow the WEBUS(R) service. Under the terms of the 2005 Note, TelVue may borrow, from time to time, up to the maximum principal amount of the 2005 Note, which is $3,800,000. The minimum advance under the 2005 Note is $100,000 and the interest rate of the 2005 Note is equal to the prime rate plus one percent (1%). The 2005 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2005 Note may be declared immediately due and payable. The 2005
Note is unsecured and will expire six (6) years from the date of the first advance, which is November 23, 2011, unless extended or renewed. Principal and interest on the 2005 Note are also due and payable on November 23, 2011. The 2005 Note was exhausted by the end of 2007. As of September 30, 2010, accrued interest due on the 2005 Note was $1,064,302.

As a result of the anticipated exhaustion of the credit under the 2005 Note, TelVue entered into an additional Line of Credit Note (the "2006 Note") with Mr. Lenfest on November 3, 2006, in the principal amount of $10,000,000. Under the 2006 Note, TelVue may request up to $5,000,000 for general working capital. TelVue may request up to an additional $5,000,000 available under the 2006 Note for purposes other than general working capital upon mutual agreement by TelVue and Mr. Lenfest. The minimum advance under the 2006 Note is $100,000 and the interest rate on the 2006 Note is equal to the prime rate plus one percent (1%). The 2006 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2006 Note may be declared immediately due and payable. The 2006 Note is unsecured and will expire six (6) years from the date of the first advance under the 2006 Note unless extended or renewed. Principal and interest on the 2006 Note are also due and payable six (6) years from the date of the first advance under the 2006 Note, which was December 26, 2006. As of September 30, 2010, TelVue had borrowed $10,000,000 under the 2006 Note with accrued interest in the amount of $2,062,620, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2006 Note, TelVue entered into an additional Line of Credit Note (the "2007 Note") with Mr. Lenfest on December 21, 2007, in the principal amount of $2,300,000. The minimum advance under the 2007 Note is $100,000 and the interest rate on the 2007 Note is equal to the prime rate plus one percent (1%). The 2007 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2007 Note may be declared immediately due and payable. The 2007 Note is unsecured and will expire six (6) years from the date of the first advance under the 2007 Note unless extended or renewed. Principal and interest on the 2007 Note are also due and payable six (6) years from the date of the first advance under the 2007 Note, which was May 5, 2008. As of September 30, 2010, TelVue had borrowed $2,300,000 under the 2007 Note with accrued interest in the amount of $223,451, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2007 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q1 Note") with Mr. Lenfest on March 2, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q1 Note is $100,000 and the interest rate on the 2009 Q1 Note is equal to the prime rate plus one percent (1%). The 2009 Q1 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q1 Note may be declared immediately due and payable. The 2009 Q1 Note is unsecured and will expire six (6) years from the date of the first advance under the 2009 Q1 Note unless extended or renewed. Principal and interest on the 2009 Q1 Note are also due and payable six (6) years from the date of the first advance under the 2009 Q1 Note, which was March 3, 2009. As of September 30, 2010, TelVue had borrowed $400,000 under the 2009 Q1 Note with accrued interest in the amount of $27,157, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q1 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q2 Note") with Mr. Lenfest on June 8, 2009, in the principal amount of $500,000. The minimum advance under the 2009 Q2 Note is $100,000 and the interest rate on the 2009 Q2 Note is equal to the prime rate plus one percent (1%). The 2009 Q2 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q2 Note may be declared immediately due and payable. The 2009 Q2 Note is unsecured and will expire six (6) years from the date of the first advance under the 2009 Q2 Note unless extended or renewed. Principal and interest on the 2009 Q2 Note are also due and payable six (6) years from the date of the first advance under the 2009 Q2 Note, which was June 9, 2009. As of September 30, 2010, TelVue had borrowed $500,000 under the 2009 Q2 Note with accrued interest in the amount of $26,695, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q2 Note, TelVue entered into an additional Line of Credit Note (the "2009 Q3 Note") with Mr. Lenfest on October 5, 2009, in the principal amount of $400,000. The minimum advance under the 2009 Q3 Note is $100,000 and the interest rate on the 2009 Q3 Note is equal to the prime rate plus one percent (1%). The 2009 Q3 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2009 Q3 Note may be declared immediately due and payable. The 2009 Q3 Note is unsecured and will expire six (6) years from the date of the first advance under the 2009 Q3 Note unless extended or renewed. Principal and interest on the 2009 Q3 Note are also due and payable six (6) years from the date of the first advance under the 2009 Q3 Note, which was October 14, 2009. As of September 30, 2010, TelVue had borrowed $400,000 under the 2009 Q3 Note with accrued interest in the amount of $15,353, fully exhausting this note.

As a result of the anticipated exhaustion of the line of credit under the 2009 Q3 Note, TelVue entered into an additional Line of Credit Note (the "2010 Note") with Mr. Lenfest on December 8, 2009, in the principal amount of $1,500,000. The minimum advance under the 2010 Note is $100,000 and the interest rate on the 2010 Note is equal to the prime rate plus one percent (1%). The 2010 Note contains customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the 2010 Note may be declared immediately due and payable. The 2010 Note is unsecured and will expire six (6)years from the date of the first advance under the 2010 Note unless extended or renewed. Principal and interest on the 2010 Note are also due and payable six (6) years from the date of the first advance under the 2010 Note, which was March 16, 2010. As of September 30, 2010, TelVue had borrowed $1,100,000 under the 2010 Note, with accrued interest in the amount of $12,432.

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

On June 16, 2005, Mr. Lenfest, the holder of all of TelVue's outstanding Class A Redeemable Convertible Preferred Stock (the "Preferred Stock"), informed TelVue of his intent to convert all of his 3,518,694 shares of Preferred Stock into TelVue's common stock. Each share of Preferred Stock was convertible into 6.667 shares of common stock. The conversion of the Preferred Stock to common stock occurred on August 2, 2005, upon Mr. Lenfest's delivery of the Preferred Stock in the form of a lost certificate affidavit. As a result of the conversion, TelVue issued 23,459,133 shares of common stock to Mr. Lenfest. Mr. Lenfest's beneficial ownership interest in the common stock of TelVue, after the cancellation of the warrants to purchase common stock described below, was approximately 78.3 percent as of December 31, 2006. The Preferred Stock was eliminated and is included as 23,459,133 shares of common stock in the stockholders' equity section of the balance sheet. On August 21, 2006, the Board of Directors, with Mr. Lenfest abstaining from the action, waived the two (2) year holding period required to receive the full voting power of ten (10) votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his Preferred Stock.

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

TelVue's ability to fully fund its operating expenses has suffered by the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the nine months ended September 30, 2010, TelVue had 2.7 million full and part-time subscribers cancel service and no new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financings from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have been exhausted. As a result, TelVue secured the 2010 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have helped, and the 2010 Note will help, to fund the growth of the TPS segment. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TPS. However, there can be no assurance that its marketing efforts will be successful.

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

11. Statement re: Computation of Per Share Earnings (see TelVue's September 30, 2010 Financial Statements included herein).

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

                               TELVUE CORPORATION

DATED: November 15, 2010           By:  /s/ Jesse Lerman
                                        ----------------
                                        Jesse Lerman
                                        President and Chief Executive Officer


DATED: November 15, 2010           By:  /s/ John Fell
                                        -------------
                                        John Fell
                                        Treasurer-Controller



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