Form 10-K
period 2010-12-31
TELVUE CORP
filed 2011-04-15
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, based on a per share average bid and asked price of $.12 was $1,218,993.

Number of shares of registrant's common stock outstanding as of March 19, 2011:
48,674,144 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's year end at December 31, 2010, are incorporated by reference into
Part III of this Form 10-K.

                                     PART I

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue Corporation ("TelVue" or the "Company") to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include declarations regarding TelVue's belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements which are intended to be among the statements that are forward-looking statements. As such statements reflect the reality of risk and uncertainty that is inherent in TelVue's business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

         Readers are advised that TelVue undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. To the extent that the information presented in this Annual Report on Form 10-K for the year ended December 31, 2010 discusses financial projections, information or expectations about TelVue's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1. BUSINESS

GENERAL

         TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations; cable, telephone company ("Telco") and satellite television providers; K-12 and higher education institutions; and professional broadcasters. TelVue delivers local programming to over 30 million homes nationwide; powers over 1,000 PEG television channels; provides leased access and local origination solutions to seven of the top ten Multi System Operators ("MSOs") and the nation's largest telephone company; and delivers on-campus local channels to over one million students on college campuses nationwide.

         TelVue was incorporated as a Delaware corporation on November 26, 1986. Until December 30, 1988, TelVue was a wholly owned subsidiary of Science Dynamics Corporation ("Science"). On that date, TelVue's shares of common stock were distributed to Science's shareholders of record as of December 30, 1988, on the basis of three shares of TelVue's common stock for each share of Science's common stock then outstanding.

         TelVue operates two business segments. The first segment, TelVue Products and Services ("TPS"), includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton(R) HyperCaster(TM) builds on previous TelVue Internet Protocol television ("IPTV") server models for cable, Telco and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV.

         WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue Turbo(TM) Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV(TM) from any TelVue Princeton(R) server. CampusOneHD(TM) provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand. In addition, in the second quarter of 2010, TelVue introduced a new digital media archive and retrieval product compatible with the Public Broadcasting Metadata standard, PBCore, used by a growing number of Public Broadcasting Service ("PBS") stations. TelVue is currently marketing its products and services to municipal governments, K-12 school districts, higher education institutions, cable and Telco MSOs, and other broadcasters as a means of lowering cost, simplifying operations, and improving the quality of their local channels.

         TPS products include:

         TelVue Princeton(R) Digital Broadcaster B100
         TelVue Princeton(R) Digital Broadcaster B1000
         TelVue Princeton(R) Digital Broadcaster B3000
         TelVue Princeton(R) Digital Video Archive Server S3000F
         TelVue Princeton(R) Encoding Workstation C500W
         TelVue Princeton(R) Encoding and Transcoding Workstation T7400E TelVue Princeton(R) HyperCaster(TM)
         TelVue Turbo(TM) Workflow Accelerator

         TPS services include:

         WEBUS(R) Automated broadcast digital signage display on TV Channel WEBUS Inside(TM) WEBUS(R) integrated within TelVue Princeton(R) Servers WEBLINX(TM) Automated WEBUS(R) message display on websites VideoActives(TM) Real time, dynamic video content for channels PEG.TV(TM) Internet Streaming and Video-on-Demand Service CampusOneHD(TM) High-Definition Broadcast platform for the educational market

         TelVue's second and legacy business segment is the marketing and service company, which sells automatic number identification ("ANI") telecommunication services to the cable television industry. The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. TelVue provides the ANI service through the equipment it purchases. TelVue's equipment for providing the ANI service nationwide is located at TelVue's National Data Center in Philadelphia, Pennsylvania. TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Qwest. TelVue believes it receives a favorable trunk usage rate from Qwest. TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand and as other video streaming options become more prevalent in the industry.

NEW PRODUCTS AND SERVICES

         TelVue continued to invest in research and development throughout 2010 and introduced a number of new products and feature enhancements.

         In the second quarter of 2010, at the National Association of Broadcasters show, TelVue introduced a new all-digital TelVue Princeton(R) broadcast server model, the HyperCaster(TM). The TelVue Princeton(R) HyperCaster(TM) builds on previous TelVue IPTV server models for cable, Telco and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. Additionally, the HyperCaster(TM) supports integration with a widely deployed traffic and campaign management system. The traffic system integration allows the HyperCaster(TM) to be easily deployed for new, revenue generating local origination applications such as targeted long-form advertisements and infomercials. The HyperCaster(TM) delivers up to 20 all-digital channels in one box, eliminating the cost of encoders, improving quality, and allowing for higher density solutions for hyperlocal channel origination. The HyperCaster(TM) can be centrally managed, making it easier for operators to maintain regulatory compliance for leased access and PEG channels, and launch new local channels as consumer demand rises for hyperlocal content such as sports and news.

         Also, in the second quarter of 2010, TelVue introduced CampusOneHD(TM), the first affordable, high-definition campus television broadcast platform for the education market. CampusOneHD(TM) provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand. In addition, TelVue introduced a new digital media archive and retrieval product compatible with the Public Broadcasting Metadata standard, PBCore, used by a growing number of PBS stations. TelVue deployed its PBCore digital media archive solution at a leading PBS affiliate. TelVue's PBCore storage and archiving solution makes content more accessible for reuse, collaboration, Internet distribution, or as niche content for specific community, service, and institutional needs.

         During the third quarter of 2010, TelVue added the ability for its TelVue Princeton(R) HyperCaster(TM) line to integrate with modern interactive television ("iTV") applications and infrastructures being deployed at cable, Telco, and professional broadcast networks. These iTV applications have been shown to help increase advertising revenue and direct response, as well as improve viewer experience.

         In the fourth quarter of 2010, TelVue introduced a new software module, the Content Management Platform ("CMP"), for its TelVue Princeton(R) broadcast servers. The CMP fully automates scheduling and content management workflow when deployed in operations that use traffic and billing systems and is designed around several major industry standards for traffic and billing and advertisement insertion. The CMP module combined with the TelVue Princeton(R) Digital Video Archive Server allows for centralized management of schedules and digital media destined for channels across multiple TelVue Princeton(R) servers. TelVue Princeton(R) servers automatically retrieve their schedules and required media across the network and alert the operator if there is any missing media. The CMP module allows cable and Telco operators to save time and cost managing a large number of local origination and leased access channels in their networks.

         Also in the fourth quarter of 2010, TelVue introduced a new feature of its TelVue Princeton(R) HyperCaster(TM), StreamThru(TM), which allows the HyperCaster(TM) to perform the same functions of a baseband video routing switcher but in the digital, compressed domain. StreamThru(TM) allows the HyperCaster(TM) to seamlessly switch between playing digital media files stored on its hard drives, and live digital feeds on the local network. For example, StreamThru(TM) allows a broadcast channel to default to an existing live network feed when no programming is scheduled, and then switch to scheduled programming without requiring a digital video switcher or additional encoders. StreamThru(TM) helps save cost and reduces equipment space and complexity.

         Additionally, in the fourth quarter of 2010, TelVue introduced a new workflow product, TelVue Turbo(TM) Workflow Accelerator, that streamlines publishing of videos to TelVue's PEG.TV(TM) service and viewing videos directly from a television station's website program guide. TelVue Turbo(TM) allows single click video publishing to the web, and automatically handles video format conversion, file transfer, and populating metadata. TelVue Turbo(TM) eliminates the need for third party transcoding applications and greatly reduces the amount of time it takes broadcasters to maintain their website Video-on-Demand portals. TelVue Turbo(TM) is a highly scalable workflow appliance server that allows combining multiple units for increased speed and throughput of web video publishing.

         In the fourth quarter of 2010, TelVue introduced numerous feature enhancements to its TelVue Princeton(R) software including email notifications to help system administrators better maintain and support their installations, enhanced website program guides, a new console application to simplify configuration of a system out of the box, and the ability to load content and schedules via portable devices for deployments that do not provide network connectivity.

PATENTS

         TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet. TelVue holds United States Patent No. 6,286,139, issued September 4, 2001 related to this system.

         As a result of TelVue's acquisition of Princeton Server Group, Inc. ("PSG") in 2007, the Company acquired four pending patents filed prior to March 12, 2007 for various improvements related to digital video servers and a system for self-service digital media broadcast. Two of these pending patents have since been abandoned and management determined that the remaining two patents should be written-off as of December 31, 2010.

         TelVue has developed and has in service systems that allow for multimedia data stream splicing and re-streaming. TelVue filed two provisional patents related to these systems in 2010.

TRADEMARKS

         On June 15, 2010, TelVue was awarded the trademark for the "TelVue Princeton" name.

SALES OF PRODUCTS AND SERVICES

         To expand its sales reach, TelVue complements its internal sales staff with a third-party reseller network. This method broadens TelVue's sales reach by employing both local and national resellers to create sales opportunities, supported by TelVue's internal sales staff, which increases sales while reducing and delaying some sales expenses until a sale is consummated. To date, 16 resellers have been contracted. To help expedite the impact of the Company's reseller relationships, TelVue launched a Partner Resource Center in March 2009 on the Company's website that includes training materials, videos, and sales tools to assist TelVue's resellers.

         Additionally, in November 2008, TelVue reached an agreement with a leading U.S. designer, manufacturer, and supplier of a comprehensive line of broadband systems equipment to co-develop digital video storage products to be sold under the partner's brand. In June 2010, TelVue reached an agreement with a leading provider of patient television services for hospitals to co-develop digital video broadcast products to be sold under the partner's brand with the partner's content library and program schedule. This original equipment manufacturer ("OEM") sales strategy complements TelVue's reseller network and provides additional growth opportunities leveraging the Company's OEM partners' strong distribution channel and brand.

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

         Sales of TelVue's ANI service to date have been made to operating cable and satellite television companies with a broad geographical distribution. TelVue believes that relations with all of its customers are generally good. Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers TelVue serves is declining and it is unable to attract many new cable customers to its ANI service. As of December 31, 2010, there were no MSOs that individually comprised more than 10% of TelVue's revenues. Percentages of service revenue may vary as cable operators continue to consolidate their systems with other cable operators, as cable operators leave the ANI service and as the TPS segment grows.

COMPETITION

         TPS currently has competition from software and hardware suppliers to broadcasters including municipalities that operate PEG cable access channels. As broadcasters upgrade to all-digital equipment and workflows, many have a significant learning curve and face new integration challenges so they appreciate a company that can offer comprehensive solutions that integrate seamlessly. While there are other competitors in TelVue's core markets, few offer the comprehensive solution that the Company provides or can match the price per channel and capabilities of the TelVue Princeton(R) Hypercaster(TM). Additionally, TelVue's IT and web-centric approach to broadcast automation and workflow and the simplicity of its applications make TelVue technology easy to adopt and highly accessible.

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

EMPLOYEES

         At December 31, 2010, TelVue had 23 full-time employees, compared to 24 full-time employees and one part-time employee as of December 31, 2009.

BACKLOG

         TelVue service revenues are computed and assessed a fixed monthly support and initial installation fee. As a result, no form of backlog exists, other than that which is represented by accumulated service charge income, which has yet to be paid to TelVue. Currently, TelVue is in the process of fulfilling TPS orders for ten customers valued at approximately $73,000. TelVue's ANI service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment.

RESEARCH AND DEVELOPMENT

         With the acquisition of PSG, TelVue gained a strong and highly technical research and development capability. Material research and development is performed to introduce features on the Company's products and services.

ITEM 1A. RISK FACTORS

         TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2. PROPERTIES

         TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center. The lease was to expire on May 31, 2012. However, TelVue had the right to terminate the lease after the first year of the lease term upon providing written notice at least 120 days before the end of the first year of the lease term and payment of a termination fee of $13,098. On January 29, 2010, TelVue exercised its right of early termination and paid the termination fee of $13,098. On March 1, 2010 TelVue executed a new 5 year lease to remain at this location. Additionally, on March 15, 2010, TelVue executed the First Amendment to this lease, which established the operating expense allocation. The space houses the equipment used to provide the ANI service and TelVue Product and Services, and provides office space for the executive, sales, secretarial and technical support personnel.

         TelVue leases rack space and Internet bandwidth at a co-location facility at 401 N. Broad St., Philadelphia PA. TelVue hosts its PEG.TV(TM) Internet streaming and Video-on-Demand service at the co-location facility. In 2009, the Company moved its WEBUS(R) and ANI infrastructure to the facility for further operational cost savings and increased service capacity and performance.

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

ITEM 4. (REMOVED AND RESERVED)

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         TelVue's common stock is eligible for quotation on the OTC Markets Group's quotation service under the symbol TEVE.PK. The range of high and low bid prices for TelVue's common stock for the two most recent fiscal years, as reported by The NASDAQ Stock Market, Inc. is as follows:

         QUARTER 2010      HIGH        LOW
         ------------      ----       ----
           First           $.19       $.10
           Second          $.15       $.03
           Third           $.09       $.07
           Fourth          $.18       $.07

         QUARTER 2009
         ------------
           First           $.15       $.01
           Second          $.20       $.035
           Third           $.22       $.045
           Fourth          $.175      $.051

         The above market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

         As of March 21, 2011, there were 255 holders of record of the common stock of TelVue.

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

         Shares of common stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors. On August 21, 2006, the Board of Directors, with Mr. H.F. (Gerry) Lenfest, TelVue's majority stockholder, abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 23,459,133 shares of common stock Mr. Lenfest received for the conversion of his preferred stock in August 2005. As of March 19, 2011, 40,870,706 shares of TelVue's common stock were entitled to 10 votes per share. The remaining 7,803,438 shares of common stock were entitled to one vote per share. Mr. Lenfest owns 38,016,586 shares of common stock, all of which are entitled to ten votes per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                          NUMBER OF                               NUMBER OF
                      SECURITIES TO BE                            SECURITIES
                         ISSUED UPON       WEIGHTED-AVERAGE       REMAINING
                         EXERCISE OF        EXERCISE PRICE      AVAILABLE FOR
                          OUTSTANDING       OF OUTSTANDING     FUTURE ISSUANCE
                      OPTIONS, WARRANTS   OPTIONS, WARRANTS      UNDER EQUITY
PLAN CATEGORY            AND RIGHTS          AND RIGHTS       COMPENSATION PLANS
-------------------   -----------------   -----------------   ------------------
Equity compensation
plans approved by
security holders:
  1999 stock option
  plan ............       3,550,000             $0.071                     -
  2009 stock option
  plan ............       5,680,000             $0.087             4,320,000

Equity compensation
plans not approved
by security holders          (a)                  (a)                 (a)

                          ---------             ------             ---------
Total .............       9,230,000             $0.081             4,320,000
                          =========             ======             =========

(a) In December 1997, TelVue adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of per share fair market value of the common stock as of the board of directors meeting date or $.05 per share. In June 2010, the two non-employee directors were issued 6,250 shares each. No shares were awarded in 2009 at the request of the directors.

ITEM 6. SELECTED FINANCIAL DATA

         TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of TelVue's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to implement its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters.

OVERVIEW

         TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations; cable, telephone company ("Telco") and satellite television providers; K-12 and higher education institutions; and professional broadcasters. TelVue delivers local programming to over 30 million homes nationwide; powers over 1,000 PEG television channels; provides leased access and local origination solutions to seven of the top ten MSOs and the nation's largest telephone company; and delivers on-campus local channels to over one million students on college campuses nationwide. TelVue systems are deployed in over 650 broadcast television outlets. TelVue combines its proprietary digital media software and today's open technologies to simplify professional broadcast equipment and workflow. As a result, TelVue's customers benefit from improved programming and reduced costs and they are better positioned to meet the new challenges of a rapidly changing industry including a stronger Internet presence.

         The accompanying financial statements have been prepared on the basis of generally accepted accounting principles applicable to a "going concern," which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. Conditions exist, however, that raise substantial doubt about TelVue's ability to continue as a "going concern." The "going concern" and managements plan is discussed in more length in the Liquidity and Capital Resources section of this Form 10-K.

         As of December 31, 2010, based on forecasts of undiscounted future cash flows related to the TPS segment, TelVue's management determined that the carrying values of the definite-lived intangible assets related to the PSG acquisition were impaired, and the Company recorded a $2,241,986 non-cash charge to write-off these intangibles. Negative cash flows from operations and a history of recurring losses are conditions that indicate the carrying value may not be recoverable. Other factors considered in the determination to write-off the remaining intangible asset values include, but are not limited to: 1) general economic and market conditions; 2) a re-evaluation of the estimated lives assigned to the definite-lived intangibles; 3) significant enhancements and new features added since the acquisition which render the original product obsolete; and 4) shorter technology product life cycles in the digital media industry. Management also determined there was a lack of economic value for the indefinite-lived intangible asset, trademarks, and recorded a non-cash impairment charge of $397,260 as of December 31, 2010. The write-offs are reflected in impairment charges in the accompanying 2010 statement of operations.

         Overall, the Company results show a decrease in revenue for the year ended December 2010 when compared to the year ended December 31, 2009. Despite a 51% decline in PEG market revenue that TelVue believes was due to the slow economy and reduced municipal budgets, TPS's 60% growth in the cable, Telco and professional markets made up most of the shortfall and demonstrated positive momentum in these high value markets. In the fourth quarter of 2010, the TelVue Princeton(R) HyperCaster(TM) was selected by the largest cable operator in the United States for consolidation of local origination and leased access services in a region within this operator's largest division. This deployment expands TelVue's footprint for this cable operator. Also in the fourth quarter of 2010, another large cable operator deployed TelVue Princeton(R) HyperCasters(TM) in two major market areas, leveraging the HyperCaster(TM)'s industry standard traffic and billing interface for interoperability with the cable industry's most popular traffic and billing system, deployed in over 55% of the network footprint of the top six cable operators. TelVue has continued to expand its deployment with this operator in 2011. TelVue believes it is well positioned for continued growth in its cable, Telco and professional markets, and for a rebound in its PEG markets as municipal budgets improve with the improving economy.

CASH FLOW

         TelVue's operational cash flow requirements were significantly less in 2010 when compared to 2009. TelVue was required to draw $1,100,000 from its lines of credit in 2010 compared to $1,450,000 in 2009. This represented a 24% decrease.

         TelVue had negative cash flow from operating activities of $978,313 and $1,364,253 for the years ended December 31, 2010 and 2009, respectively. The increase in cash flow in 2010 compared to 2009 was primarily due to increased cash collections in 2010 related to the accounts receivable balance as of December 31, 2009.

MARKETS

         TelVue has primarily focused its TPS marketing and sales efforts to date on municipalities operating community television stations and cable and Telcos operating local origination and leased access channels. TelVue expects the cable, Telco, and PEG markets to continue to be growth areas for the Company. TelVue sees additional growth opportunity for the Company by expanding its marketing and sales efforts into markets including K-12, University, Professional Broadcast and more.

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

            o  The adoption of 3D-TV technology.

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

         Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns, and valuation allowances on deferred tax assets.

Intangible Assets

         Intangible Assets are reviewed for impairment annually, or more frequently if impairment indicators arise. As previously discussed, as of December 31, 2010, management determined that the intangible assets were impaired, and the Company recorded a non-cash impairment charge of $2,639,246.

Revenue Recognition

         In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton(R) and other equipment upon shipment of the equipment to its customers. Revenues related to its WEBUS(R) and PEG.TV(TM) services are recognized on a monthly basis, being amortized over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades. The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. If the Company chose to recognize these revenues when payments were received under these agreements, then the Company would recognize more revenue in earlier periods and would not record any deferred revenues. TelVue believes that its practice allows the Company to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles. Revenue related to TelVue's ANI service is recognized in the month the service is provided.

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

RESULTS OF OPERATIONS

         The following discussion deals with the increase in operating loss for the year ended December 31, 2010, compared to the year ended December 31, 2009, and the reasons for the increase. TelVue also discusses the marketing of its TPS segment and the changes in TPS revenue and expenses. TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the year ended December 31, 2010 to the year ended December 31, 2009. The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator's customers to order digital pay-per-view or video on demand via the set top box.

                                                       $ Change      % Change
                          -----------   -----------   -----------   -----------
                             2010           2009      Fav/(Unfav)   Fav/(Unfav)
                          -----------   -----------   -----------   -----------
Revenues
  TPS ..................  $ 3,064,360   $ 3,220,728   $  (156,368)         (4.9)
  ANI Services .........      908,955     1,160,258      (251,303)        (21.7)

Cost of Revenues
  TPS ..................    1,647,172     1,707,764        60,592           3.5
  ANI Services .........      132,250       207,107        74,857          36.1

Operating Expenses
  Selling and marketing     1,209,478     1,014,577      (194,901)        (19.2)
  General and
   administrative ......    2,203,868     2,305,037       101,169           4.4
  Depreciation and
   Amortization ........    1,034,238     1,130,259        96,021           8.5
  Impairment charges ...    2,639,246             -    (2,639,246)       (100.0)
                          -----------   -----------   -----------   -----------

  Operating Loss .......   (4,892,937)   (1,983,758)   (2,909,179)       (146.6)

  Other Income (Expense)     (989,258)     (808,599)     (180,659)        (22.3)
                          -----------   -----------   -----------   -----------

  Net Loss .............  $(5,882,195)  $(2,792,357)  $(3,089,838)       (110.6)
                          ===========   ===========   ===========   ===========

         The TPS segment had an operating loss of $5,392,817 for the year ended December 31, 2010, compared to an operating loss of $2,562,381 for the year ended December 31, 2009, primarily due to the intangible impairment charge, higher sales and marketing expenses attributed to the Company's growth in the cable, Telco and professional broadcast markets and decreased sponsorship and consulting revenues, offset by higher PEG.TV(TM) revenue and lower legal, bad debt and depreciation expenses. The ANI segment had operating income of $499,880 for the year ended December 31, 2010, compared to $578,623 for the year ended December 31, 2009. The decrease in operating income for the ANI segment during 2010 was mainly a result of the anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment's percentage to total forecasted revenues for the year, 17% of certain expenses were allocated to the ANI segment in 2010 compared to an allocation percentage of 22% in 2009. The decline in revenue was offset by savings in telecommunications expenses related to the ANI service as well.

Revenues

         TPS revenue decreased $156,368 for the year ended December 31, 2010, compared to the year ended December 31, 2009. The majority of the revenue decreases were attributed to declines in WEBUS(R) service revenue and sponsorship revenue related to the WEBUS(R) service, in addition to lower consulting revenue when compared to 2009. These decreases were offset in part by an increase in PEG.TV(TM) revenue, in addition to an increase in TelVue Princeton(R) support revenue.

         TelVue Princeton(R) sales growth was slowed largely due to reduced municipal budgets impacting the PEG and K-12 educational market new system sales. TelVue believes that government and K-12 educational markets have seen a delayed reaction to the economic downturn that began in 2008 due to the nature of their budget approval cycles. Additionally, growth in reseller and OEM sales to these markets was similarly impacted. The Company expects to see a modest increase in government and K-12 educational sales as new fiscal budgets are approved. TelVue has been able to partially offset the decline in new system sales in the PEG and education markets by focusing sales resources on add-on sales to existing customers including its TelVue Care maintenance and support service. Sales of TelVue Care service increased 36% for the twelve months ended December 31, 2010 when compared to the same period of 2009.

         Slower PEG and K-12 educational new system sales were also offset by increased sales to cable, Telco and professional broadcasters. TelVue has been shifting product, sales, and marketing resources to the cable, Telco, and professional broadcast markets that have not been as adversely affected by the economic downturn. This strategy has been effective in counter-balancing the slow-down in the PEG and education markets and has created new opportunities for TelVue. This shift in resources is supported by a shift in the sales mix across markets. For the twelve months ended December 31, 2009, PEG/education accounted for 62% of TelVue Princeton(R) sales and cable, Telco and professional accounted for 38% of TelVue Princeton(R) sales. For the twelve months ended December 31, 2010, cable, Telco and professional accounted for 67% of TelVue Princeton(R) sales and PEG/education accounted for 33% of TelVue Princeton(R) sales. In 2010, TelVue sold multiple TelVue Princeton(R) servers to a number of top ten MSOs. TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy continues to recover during 2011.

         ANI Services revenue declined $251,303 for the year ended December 31, 2010, when compared to the same period of 2009. As expected, feature revenue decreased $168,511, pay-per-view plus revenue decreased $12,698, and pay-per-view buy revenue decreased $19,761, for the year ended December 31, 2010 when compared to the same periods of 2009. These decreases were mainly due to a continued reduction in the number of subscribers served during this period when compared to 2009, as discussed below.

         As of December 31, 2010, TelVue ANI was serving approximately 1.0 million full-time cable subscribers compared to approximately 3.8 million full-time cable subscribers served as of December 31, 2009. During the year ended December 31, 2010, approximately 2.8 million full-time and part-time cable subscribers cancelled the ANI service. During the same period, there were no new cable subscribers added to the ANI service. The largest of these cancellations was Cablevision, which accounted for approximately 2.0 million ANI subscribers. The subscriber decline is the result of cable operators moving to two-way digital services, which limit the number of analog pay-per-view channels available for content and allow the cable operator's customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to decrease its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

         Total cost of revenues decreased by $135,449 for the year ended December 31, 2010 when compared to the year ended December 31, 2009. Cost of revenues for TPS decreased $60,592 for the year ended December 31, 2010, when compared to the year ended December 31, 2009, mainly as a result of lower consulting cost of sales related to the decreased consulting revenue, in addition to lower product cost of sales. These reductions were partially offset by higher compensation expenses along with higher product discounts when comparing the year ended December 31, 2010 to the year ended December 31, 2009.

         ANI cost of revenues decreased for the year ended December 31, 2010 by $74,857 when compared to the year ended December 31, 2009. This decrease was primarily due to a favorable variance in compensation expense, in addition to savings in telecommunication expenses related to the ANI segment. The favorable communications variance was the result of the Company changing to more cost-effective carriers for the ANI data service lines.

Selling and Marketing Expenses

         Total selling and marketing expenses increased by $194,901 for the year ended December 31, 2010 when compared to the year ended December 31, 2009. Selling expenses related to TPS increased $195,462 for the year ended December 31, 2010, when compared to the year ended December 31, 2009. This increase was attributed to higher consulting expenses related to the use of outside sales representatives and an outside marketing consultant focusing on cable and Telco marketing, in addition to higher marketing expenses related to promoting the TelVue Princeton(R) product line and higher compensation expense due to being fully staffed for the year ended December 31, 2010, while there were positions open for portions of the year ended December 31, 2009.

         Selling expenses related to the ANI service decreased by $561 for the year ended December 31, 2010, when compared to 2009. This decrease was a result of savings in commissions due to the Company's decision to no longer pay commissions on ANI sales transactions.

General and Administrative Expenses

         Total general and administrative expenses decreased by $101,169 for the year ended December 31, 2010 when compared to the year ended December 31, 2009. TPS general and administrative expenses decreased $52,092 for the year December 31, 2010 when compared to the year ended December 31, 2009, as a result of savings in compensation, supply purchases, insurance, legal and bad debt expenses, offset by higher rent, consulting expenses and an increased allocation percentage of joint costs. ANI general and administrative expenses decreased $49,077 for the year ended December 31, 2010 when compared to the year ended December 31, 2009, primarily as a result of a change in allocation percentages, where a lower percentage of expenses were allocated to the ANI segment.

Depreciation and Amortization Expenses

         During the year ended December 31, 2010, TelVue purchased $52,446 of equipment compared to $227,732 purchased during the year ended December 31, 2009. The majority of the equipment purchased during the years ended December 31, 2010 and 2009 was for equipment related to the TPS segment. Depreciation and amortization expenses decreased $88,684 and $7,337, respectively, for the year ended December 31, 2010, as a result of the fewer capital purchases and older assets becoming fully depreciated, in addition to lower amortization expense related to the PSG intangible assets, caused by expiring useful lives. Depreciation and amortization accounted for 15% and 25% of total operating expenses for the years ended December 31, 2010 and 2009, respectively.

Other Income (Expense)

         Total other expense increased by $180,659 for the year ended December 31, 2010 when compared to the year ended December 31, 2009. This increase was attributed to accruing interest expense related to the balance on the outstanding lines of credit notes, which are discussed more extensively in Liquidity and Capital Resources.

Net Loss

         TelVue had a net loss of $5,882,195 for the year ended December 31, 2010, compared to a net loss of $2,792,357 for the year ended December 31, 2009. This increase in net loss was primarily due to the intangible impairment charge, lower revenues, higher sales and marketing expenses, and higher interest expense for the year ended December 31, 2010, when compared to the same period of 2009. These unfavorable variances were offset by general expense savings when comparing the year ended December 31, 2010 to the same period of 2009.

Income Taxes

         At December 31, 2010 and 2009, TelVue recorded valuation allowance increases of $812,395 and $652,992, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. The valuation allowances had no impact on net income as they were a direct offset to recorded income tax benefit. TelVue's federal net operating loss carry forward was approximately $14,200,000 on a tax-reporting basis as of December 31, 2010 (see Note 12 of TelVue's accompanying financial statements).

Accounts Receivable and Allowance for Doubtful Accounts

         As of December 31, 2010, TelVue maintained a bad debt reserve in the amount of $11,587 as compared to $19,080 as of December 31, 2009. Based on current economic conditions and TelVue's knowledge of its customer base, the reserve was calculated based on the estimate that 2% of outstanding receivables at December 31, 2010 and 2009 would not be collected.

         TelVue's days for sales in average accounts receivable was 70 days at December 31, 2010, compared to 63 days at December 31, 2009. TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton(R) customers. The Company has not changed its credit terms with its customers for its WEBUS(R) or ANI services. A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton(R) equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management's Plan

         The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a "going concern," which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Conditions exist, however, that raise substantial doubt about TelVue's ability to continue as a "going concern." In order to fund operations, TelVue relies on funds drawn on lines of credit provided by its majority stockholder and director of the Company, H.F. (Gerry) Lenfest. Based on TelVue's current draw-down rate, the funds remaining in the current lines of credit may not be sufficient to sustain TelVue's operations beyond the next twelve month period. Funding TelVue's future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events, which raise doubt about the validity of the "going concern" assumption used in preparing the accompanying financial statements, there can be no assurances that management will be successful.

         The accompanying financial statements do not reflect adjustments that would be necessary if TelVue was unable to continue as a "going concern." If TelVue was unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Funding of Operations

         Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

         As of December 31, 2010, TelVue had entered into eight Lines of Credit Notes (the "Notes") with Mr. Lenfest. The purpose of these Notes is to fund expansion and operating deficits. Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of December 31, 2010 and 2009, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and will expire six years from the date of the first advance, unless extended or renewed.

         The following table summarizes the activity related to the outstanding Notes as of December 31, 2010 and 2009:

                            As of December 31, 2010
                            -----------------------
                              Maximum                      Amount       Accrued
   Note                      Principal      Maturity     Borrowed @   Interest @
Description        Date       Amount          Date       12/31/2010   12/31/2010
------------   ----------   -----------   ----------    -----------   ----------
2005 Note       4/27/2005   $ 3,800,000   11/23/2011 *  $ 3,800,000   $1,116,596
2006 Note       11/3/2006    10,000,000   12/26/2012     10,000,000    2,192,301
2007 Note      12/21/2007     2,300,000     5/5/2014      2,300,000      250,580
2009 Q1 Note     3/2/2009       400,000     3/3/2015        400,000       31,750
2009 Q2 Note     6/8/2009       500,000     6/9/2015        500,000       32,357
2009 Q3 Note    10/5/2009       400,000   10/14/2015        400,000       19,818
2010 Note       12/8/2009     1,500,000    3/16/2016      1,100,000       24,391
2011 Note      12/13/2010     1,500,000      -                    -            -

                            -----------                 -----------   ----------
                            $20,400,000                 $18,500,000   $3,667,793
                            ===========                 ===========   ==========

                            As of December 31, 2009
                            -----------------------
                              Maximum                      Amount       Accrued
   Note                      Principal      Maturity     Borrowed @   Interest @
Description        Date       Amount          Date       12/31/2009   12/31/2009
------------   ----------   -----------   ----------    -----------   ----------
2005 Note       4/27/2005   $ 3,800,000   11/23/2011 *  $ 3,800,000   $  912,373
2006 Note       11/3/2006    10,000,000   12/26/2012     10,000,000    1,685,863
2007 Note      12/21/2007     2,300,000     5/5/2014      2,300,000      144,635
2009 Q1 Note     3/2/2009       400,000     3/3/2015        400,000       13,815
2009 Q2 Note     6/8/2009       500,000     6/9/2015        500,000       10,244
2009 Q3 Note    10/5/2009       400,000   10/14/2015        400,000        2,381
2010 Note       12/8/2009     1,500,000      -                    -            -

                            -----------                 -----------   ----------
                            $18,900,000                 $17,400,000   $2,769,311
                            ===========                 ===========   ==========

* As disclosed on TelVue's current report on Form 8-K filed on March 24, 2011, on March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016. No other terms of the 2005 Note were amended.

         In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased from Science, TelVue's non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011. On March 23, 2011, the members of the Board of Directors of TelVue and Mr. Lenfest further extended the maturity date of the Science Note to January 1, 2016.

         TelVue's ability to fully fund its operating expenses has suffered due to the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. Management believes that over time, continued erosion will occur in the subscriber base. As discussed above, during the year ended December 31, 2010, TelVue had approximately 2.8 million full-time and part-time subscribers cancel service and no new subscribers were added to the ANI service. The cable operators cancelled the ANI service primarily as a result of moving their subscribers onto two-way digital service.

         TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financings from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have been exhausted. As a result of this, TelVue secured the 2010 Note and 2011 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note and 2009 Q3 Note have helped, and the 2010 Note and 2011 Note will help, to fund the growth of TelVue Products and Services. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TelVue Products and Services. However, there can be no assurance that its marketing efforts will be successful.

         TelVue expects to see some continued adverse effects on new TPS system sales into 2011 due to the current economic conditions, primarily in the PEG and educational markets. The Company anticipates some of this being offset by add-on sales to existing customers as well as its continued expansion into the cable, Telco, and professional broadcast markets.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements at December 31, 2010 that had or are reasonably likely to have, a current or future effect on TelVue's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to TelVue's interests.

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

ITEM 9A. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Because of the material weakness in the Company's internal controls over financial reporting as discussed below, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were not effective as of December 31, 2010.

         (b) Changes in Internal Controls. Other than the change noted below, during the annual period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TelVue's internal control over financial reporting.

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

         In order to ensure TelVue's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company did not maintain effective internal control over financial reporting as of December 31, 2010. In management's assessment of the Company's internal control over financial reporting as of December 31, 2010, management identified the following material weakness in the Company's internal control over financial reporting:

         o Management determined that it did not conduct a timely or sufficient impairment test of the Company's definite-lived and indefinite-lived intangible assets.

         To remediate this material weakness, increased focus will be placed on timely review and testing of any intangible assets recorded on the Company's balance sheet.

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

         TelVue, a small reporting company, is not required to provide an attestation report from its independent auditors regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2011 Annual Meeting of Stockholders that will be filed not later than May 2, 2011.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2011 Annual Meeting of Stockholders that will be filed not later than May 2, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2011 Annual Meeting of Stockholders that will be filed not later than May 2, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         At December 31, 2010, TelVue was indebted to Mr. Lenfest in the principal amount of $18,500,000 and accrued interest of $3,667,793.

         Other related transactions are described in Notes 6, 7, 9, 13 and 16 of the 2010 Financial Statements of TelVue.

         Certain other information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2011 Annual Meeting of Stockholders that will be filed not later than May 2, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information called for by this Item is incorporated herein by reference to TelVue's Proxy Statement for its 2011 Annual Meeting of Stockholders that will be filed not later than May 2, 2011.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm dated April 14, 2011.

   Report of Independent Registered Public Accounting Firm dated March 30, 2010.

   Balance Sheets dated as of December 31, 2010 and 2009.

   Statements of Operations for the years ended December 31, 2010 and 2009.

   Statements of Stockholders' Deficit for the years ended December 31, 2010 and 2009.

   Statements of Cash Flows for the years ended December 31, 2010 and 2009.

   Notes to Financial Statements.

                               TelVue Corporation
                              Financial Statements
                           December 31, 2010 and 2009

Table of Contents                                                       Page No.

Report of Independent Registered Public Accounting Firm ................   F-2

Report of Independent Registered Public Accounting Firm ................   F-3

Financial Statements

    Balance Sheet ......................................................   F-4

    Statement of Operations ............................................   F-5

    Statement of Stockholders' Deficit .................................   F-6

    Statement of Cash Flows ............................................   F-7

    Notes to Financial Statements ......................................   F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
TelVue Corporation

We have audited the accompanying balance sheet of TelVue Corporation (a Delaware corporation) as of December 31, 2010, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ParenteBeard LLC
Huntingdon Valley, Pennsylvania
April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
TelVue Corporation

We have audited the accompanying balance sheet of TelVue Corporation (a Delaware corporation) as of December 31, 2009, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pressman Ciocca Smith LLP
Huntingdon Valley, Pennsylvania
March 30, 2010

TelVue Corporation
Balance Sheet
December 31, 2010 and 2009

                                                        2010           2009
                                                    ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................  $    185,954   $    112,213
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $11,587 in 2010 and
    $19,080 in 2009 ..............................       567,763        934,933
  Inventory ......................................       388,059        258,952
  Prepaid expenses ...............................        16,298         18,206
                                                    ------------   ------------
TOTAL CURRENT ASSETS .............................     1,158,074      1,324,304

PROPERTY AND EQUIPMENT, NET ......................       382,531        871,904

DEFINITE-LIVED INTANGIBLE ASSETS .................            --      2,825,200

INDEFINITE-LIVED INTANGIBLE ASSETS ...............            --        397,260

OTHER ASSETS .....................................        19,665         19,665
                                                    ------------   ------------
                                                    $  1,560,270   $  5,438,333
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable ...............................  $    309,056   $    331,993
  Accrued expenses ...............................       107,786         81,225
  Deferred service revenue .......................       534,707        538,472
  Other liabilities ..............................         1,995            704
                                                    ------------   ------------
TOTAL CURRENT LIABILITIES ........................       953,544        952,394
                                                    ------------   ------------

LINES OF CREDIT - MAJORITY STOCKHOLDER ...........    18,500,000     17,400,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ..............       541,000        541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ..........     3,667,793      2,769,311

COMMITMENTS AND CONTINGENCIES ....................            --             --

STOCKHOLDERS' DEFICIT
  Redeemable convertible preferred stock,
    $1 par value, 6,900,000 shares authorized,
    no shares outstanding ........................            --             --
  Common stock, $.01 par value,
    100,000,000 shares authorized, 48,674,144 and
    48,561,644 shares issued and outstanding at
    December 31, 2010 and 2009, respectively .....       486,742        485,617
  Additional paid-in capital .....................     4,883,228      4,879,853
  Accumulated deficit ............................   (27,472,037)   (21,589,842)
                                                    ------------   ------------
                                                     (22,102,067)   (16,224,372)
                                                    ------------   ------------
                                                    $  1,560,270   $  5,438,333
                                                    ============   ============

See notes to financial statements

TelVue Corporation
Statement of Operations
Years Ended December 31, 2010 and 2009

                                                       2010            2009
                                                   ------------    ------------
REVENUES
  TelVue products and services ................    $  3,064,360    $  3,220,728
  ANI Services ................................         908,955       1,160,258
                                                   ------------    ------------
                                                      3,973,315       4,380,986
                                                   ------------    ------------

COST OF REVENUES
  TelVue products and services ................       1,647,172       1,707,764
  ANI Services ................................         132,250         207,107
                                                   ------------    ------------
                                                      1,779,422       1,914,871
                                                   ------------    ------------
GROSS PROFIT ..................................       2,193,893       2,466,115
                                                   ------------    ------------

OPERATING EXPENSES
  Selling and marketing .......................       1,209,478       1,014,577
  General and administrative ..................       2,203,868       2,305,037
  Depreciation and amortization ...............       1,034,238       1,130,259
  Impairment charges ..........................       2,639,246              --
                                                   ------------    ------------
                                                      7,086,830       4,449,873
                                                   ------------    ------------
OPERATING LOSS ................................      (4,892,937)     (1,983,758)

OTHER INCOME (EXPENSE)
  Interest expense - related party ............        (898,481)       (808,603)
  Interest income .............................              18               4
  Loss on disposal of equipment ...............         (90,795)             --
                                                   ------------    ------------
                                                       (989,258)       (808,599)
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES ......................      (5,882,195)     (2,792,357)

  INCOME TAX EXPENSE ..........................              --              --
                                                   ------------    ------------
NET LOSS ......................................    $ (5,882,195)   $ (2,792,357)
                                                   ============    ============

  BASIC AND DILUTED NET LOSS PER COMMON SHARE .    $      (0.12)   $      (0.06)
                                                   ============    ============

              WEIGHTED AVERAGE NUMBER OF SHARES
                OUTSTANDING (BASIC AND DILUTED)      48,567,740      48,531,507
                                                   ============    ============

See notes to financial statements

TelVue Corporation
Statement of Stockholders' Deficit
Years Ended December 31, 2010 and 2009

                                 Common Stock
                            ----------------------  Additional                     Total
                            Number of                Paid-In    Accumulated    Stockholders'
                              Shares      Amount     Capital      Deficit         Deficit
                            ----------  ----------  ----------  ------------   -------------
Balance, January 1, 2009 .  48,461,644  $  484,617  $4,877,353  $(18,797,485)  $(13,435,515)

Issuance of common stock .     100,000       1,000       2,500            --          3,500

Net loss .................          --          --          --    (2,792,357)    (2,792,357)
                            ----------  ----------  ----------  ------------   ------------

Balance, December 31, 2009  48,561,644     485,617   4,879,853   (21,589,842)   (16,224,372)

Issuance of common stock .      12,500         125         875            --          1,000

Issuance of common stock .     100,000       1,000       2,500            --          3,500

Net loss .................          --          --          --    (5,882,195)    (5,882,195)
                            ----------  ----------  ----------  ------------   ------------

Balance, December 31, 2010  48,674,144  $  486,742  $4,883,228  $(27,472,037)  $(22,102,067)
                            ==========  ==========  ==========  ============   ============

See notes to financial statements

TelVue Corporation
Statement of Cash Flows
Years Ended December 31, 2010 and 2009

                                                          2010          2009
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .........................................  $(5,882,195)  $(2,792,357)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:
    Depreciation and amortization ..................    1,034,238     1,130,259
    Loss on disposal of equipment ..................       90,795            --
    Impairment charges .............................    2,639,246            --
    Provision for losses on accounts receivable ....       14,006        68,673
  Changes in operating assets and liabilities:
    Accounts receivable - trade ....................      353,164      (443,027)
    Inventory ......................................     (129,107)        7,080
    Prepaid expenses ...............................        1,908        36,430
    Other assets ...................................           --       (10,865)
    Accounts payable ...............................      (22,937)       16,757
    Accrued expenses ...............................       26,561      (363,434)
    Deferred service revenue .......................       (3,765)      178,708
    Other liabilities ..............................        1,291        (1,080)
    Accrued interest - majority stockholder ........      898,482       808,603
                                                      -----------   -----------

NET CASH (USED IN) OPERATING ACTIVITIES ............     (978,313)   (1,364,253)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..............      (52,446)     (227,732)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from lines of credit-majority stockholder    1,100,000     1,450,000
  Issuance of common stock .........................        4,500         3,500
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    1,104,500     1,453,500
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       73,741      (138,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....      112,213       250,698
                                                      -----------   -----------

CASH AND EQUIVALENTS AT END OF YEAR ................  $   185,954   $   112,213
                                                      ===========   ===========

See notes to financial statements

TelVue Corporation
Notes to Financial Statements
December 31, 2010 and 2009

1.  Summary of Significant Accounting Policies

    This summary of significant accounting policies of TelVue Corporation ("TelVue" or "the Company") is presented to assist in understanding its financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America.

    Business Activity and Concentration of Credit Risk

        The Company operates two business segments. The first segment, TelVue Products and Services ("TPS"), includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations ("TelVue Princeton(R)") and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton(R) HyperCaster(TM) builds on previous TelVue Internet Protocol television ("IPTV") server models for cable, Telco and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet.

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

    Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

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

        Customer installation costs incurred to provide the WEBUS(R) service were capitalized and depreciated over the term of the contract, which is typically three or five years. In 2009, the Company began expensing these costs as incurred.

        Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

    Trademarks and Other Intangible Assets

        The Company classifies intangible assets into two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

        Intangible assets with indefinite lives are not amortized. The Company tests these intangible assets for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets might be impaired. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value.

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

        At December 31, 2010, management determined that the definite-lived and indefinite-lived intangible assets acquired with the purchase of Princeton Server Group ("PSG") were impaired, and recognized a non-cash impairment charge of $2,639,246, as described in Note 5.

    Valuation of Long-Lived Assets

        The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2010, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

    Revenue Recognition

        TelVue recognizes revenues related to TelVue Princeton(R) upon shipment of the equipment to its customers. Revenues related to its WEBUS(R) and PEG.TV(TM) services are recognized on a monthly basis over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades. The revenue related to these plans is recognized on a straight-line basis over the term covered by the plan. Revenue related to TelVue's ANI service is recognized in the month the service is provided.

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

        The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2007 and state income tax examinations before 2006. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service ("IRS") tax examination. The Company is not currently under examination by any state jurisdictions.

        The Company has no unrecognized tax benefits arising from uncertain tax positions at December 31, 2010 and 2009. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

2.  Going Concern

    As shown in the accompanying financial statements, the Company incurred a net loss of $5,882,195 during the year ended December 31, 2010, and as of that date, the Company's total liabilities exceeded its total assets by $22,102,067. Those factors, as well as the Company's reliance on financing from its majority stockholder (as discussed in Note 6), raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has secured an additional line of credit of $1.5 million as of December 31, 2010 and has modified its business plan to focus on equipment sales to the cable, Telco and professional broadcast markets. Funding TelVue's future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing the accompanying financial statements, there can be no assurance that management will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  Supplemental Disclosures of Cash Flow Information

    During 2010 and 2009, there was no cash paid for interest or income taxes.

4.  Property and Equipment

    A schedule of property and equipment at December 31, 2010 and 2009, is as follows:
                                                               Estimated
                                                              Useful Lives
                                        2010         2009      In Years
                                    -----------  -----------  ------------

    Operating equipment ..........  $ 6,584,498  $ 6,559,915      3-5
    Office furniture and equipment      469,886      468,011      3-5
    Software .....................           --      339,727       3
                                    -----------  -----------
                                      7,054,384    7,367,653
    Less accumulated depreciation ..  6,671,853    6,495,749
                                    -----------  -----------

                                    $   382,531  $   871,904
                                    ===========  ===========

    For the years ended December 31, 2010 and 2009, depreciation expense was $451,024 and $539,708, respectively.

5.  Intangible Assets

    As of December 31, 2010, based on forecasts of undiscounted future cash flows related to the TPS segment, TelVue's management determined that the carrying values of the definite-lived intangible assets related to the PSG acquisition were impaired, and the Company recorded a $2,241,986 non-cash charge to write-off these intangibles. Negative cash flows from operations and a history of recurring losses are conditions that indicate the carrying value may not be recoverable. Other factors considered in the determination to write-off the remaining intangible asset values include, but are not limited to: 1) general economic and market conditions; 2) a re-evaluation of the estimated lives assigned to the definite-lived intangibles; 3) significant enhancements and new features added since the acquisition which render the original product obsolete; and 4) shorter technology product life cycles in the digital media industry. Management also determined there was a lack of economic value for the indefinite-lived intangible asset, trademarks, and recorded a non-cash impairment charge of $397,260 as of December 31, 2010. The write-offs are reflected in impairment charges in the accompanying 2010 statement of operations.

    A schedule of definite-lived intangible assets and accumulated amortization as of December 31, 2009 is as follows:
                                                                     Weighted
                                                                      Average
                                        Accumulated                Amortization
    December 31, 2009        Amount     Amortization      Net         Period
    ---------------------  -----------  ------------  -----------  ------------

    Software ............  $ 3,600,000  $  1,435,714  $ 2,164,286    7 years
    Patents .............      788,220       146,697      641,523   15 years
    Customer list .......       74,900        74,900            -   18 months
    Customer contract ...       57,800        40,340       17,460    4 years
    Maintenance contracts       27,800        25,869        1,931    3 years
                           -----------  ------------  -----------

                           $ 4,548,720  $  1,723,520  $ 2,825,200
                           ===========  ============  ===========

    Amortization expense from definite-lived assets for the years ended December 31, 2010 and 2009 was $583,214 and $590,551, respectively.

    A schedule of indefinite-lived intangible assets as of December 31, 2010 and 2009 is as follows:

                     2010         2009
                  ---------    ---------

    Trademarks    $      --    $ 397,260
                  =========    =========

6.  Lines of Credit - Majority Stockholder

    As of December 31, 2010, TelVue had entered into eight Line of Credit Notes (the "Notes") with Mr. Lenfest. The purpose of these Notes is to fund expansion and operating deficits. Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of December 31, 2010 and 2009, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and will expire six years from the date of the first advance, unless extended or renewed.

    The following table summarizes the activity related to the outstanding Notes as of December 31, 2010 and 2009.

                            As of December 31, 2010
--------------------------------------------------------------------------------
                             Maximum                     Amount        Accrued
                            Principal    Maturity       Borrowed @    Interest @
Description      Date        Amount        Date         12/31/2010    12/31/2010
------------  ----------  ------------  -----------    ------------  -----------

2005 Note      4/27/2005  $  3,800,000   11/23/2011 *  $  3,800,000  $ 1,116,596
2006 Note      11/3/2006    10,000,000   12/26/2012      10,000,000    2,192,301
2007 Note     12/21/2007     2,300,000     5/5/2014       2,300,000      250,580
2009 Q1 Note    3/2/2009       400,000     3/3/2015         400,000       31,750
2009 Q2 Note    6/8/2009       500,000     6/9/2015         500,000       32,357
2009 Q3 Note   10/5/2009       400,000   10/14/2015         400,000       19,818
2010 Note      12/8/2009     1,500,000    3/16/2016       1,100,000       24,391
2011 Note     12/13/2010     1,500,000            -               -            -
                          ------------                 ------------  -----------

                          $ 20,400,000                 $ 18,500,000  $ 3,667,793
                          ============                 ============  ===========

                            As of December 31, 2009
--------------------------------------------------------------------------------
                             Maximum                     Amount        Accrued
                            Principal    Maturity       Borrowed @    Interest @
Description      Date        Amount        Date         12/31/2009    12/31/2009
------------  ----------  ------------  -----------    ------------  -----------

2005 Note      4/27/2005  $  3,800,000   11/23/2011 *  $  3,800,000  $   912,373
2006 Note      11/3/2006    10,000,000   12/26/2012      10,000,000    1,685,863
2007 Note     12/21/2007     2,300,000     5/5/2014       2,300,000      144,635
2009 Q1 Note    3/2/2009       400,000     3/3/2015         400,000       13,815
2009 Q2 Note    6/8/2009       500,000     6/9/2015         500,000       10,244
2009 Q3 Note   10/5/2009       400,000   10/14/2015         400,000        2,381
2010 Note      12/8/2009     1,500,000            -               -            -
                          ------------                 ------------  -----------

                          $ 18,900,000                 $ 17,400,000  $ 2,769,311
                          ============                 ============  ===========

* As disclosed on TelVue's current report on Form 8-K filed on March 24, 2011, on March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016. No other terms of the 2005 Note were amended.

    Scheduled maturities of the various lines of credit - majority stockholder, are as follows:

    Year Ending December 31,
          2011 .............  $          -
          2012 .............    10,000,000
          2013 .............             -
          2014 .............     2,300,000
          2015 .............     1,300,000
          Thereafter .......     4,900,000
                              ------------

                              $ 18,500,000
                              ============

    Interest expense for the years ended December 31, 2010 and 2009 were $898,481 and $808,603, respectively. The majority stockholder has agreed not to pursue payment at this time and therefore, these amounts have been accrued, but not paid.

7.  Note Payable - Majority Stockholder

    In January 1995, the Company's majority stockholder acquired from Science Dynamics Corporation ("Science") an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The maturity date of the note was January 1, 2011, but was extended subsequent to year end (See Note 16).

8.  Lease Commitments

    The Company leases approximately 8,700 square feet of office space in the Horizon Way Corporate Center in Mount Laurel, New Jersey. The fifth amendment to the lease dated March 16, 2009, extended the lease term three years commencing June 1, 2009 and terminating May 31, 2012. Monthly payments total $12,182 with a rental rate of $9,460 per month and operating expenses of $2,722 per month. Pursuant to the provisions of the lease the Company informed the lessor of its intent to terminate the lease in January 2010. Negotiations of revised terms commenced and a new five year agreement was signed in March 2010 extending the lease term through May 31, 2015. The monthly rental rate is $7,277, plus operating expenses of $2,795 as of December 31, 2010.

    The Company also leased approximately 850 square feet of lab space in Princeton, New Jersey. The lease expired on June 30, 2008, and was extended on a month-to-month basis at a rate of $643 per month. The lease was terminated on August 31, 2009 and all the equipment from that facility was relocated to the Mount Laurel, New Jersey office space.

    Additionally, TelVue leases rack space and Internet bandwidth at a co-location facility at 401 N. Broad St., Philadelphia PA on a month-to-month basis at a rate of $8,860 per month. TelVue hosts its PEG.TV(TM) Internet streaming and Video-on-Demand service at the co-location facility. The Company moved its WEBUS(R) and ANI infrastructure to the facility for further operational cost savings and increased service capacity and performance.

    Rental expense under the operating leases for office facilities amounted to $254,478 and $164,313 for the years ended December 31, 2010 and 2009, respectively.

    Future payments under operating lease agreements follow:

    Year Ending December 31,
          2011 .............  $ 122,138
          2012 .............    124,322
          2013 .............    126,506
          2014 .............    128,690
          2015 .............     54,000
                              ---------

                              $ 555,656
                              =========

9.  Capital Stock

    Common Stock Voting Rights and Concentration of Control

        Shares of common stock which have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, will be entitled to 10 votes per share in any matters submitted for vote at a meeting of stockholders. All other stockholders have one vote per share unless this limitation is waived by the Board of Directors.

        In November 1989, the Company issued 12,896,968 shares of common stock for $1,250,000 to an individual who effectively acquired control of the Company. In January 1995, this individual acquired an additional 1,660,485 shares of common stock of the Company from Science. In August 2005, this individual converted all of his 3,518,694 shares of Class A Redeemable Convertible Preferred Stock into 23,459,133 shares of common stock.

    Earnings Per Common Share

        Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Approximately nine million and five million stock option awards were excluded from the computations of diluted net income per share in 2010 and 2009, respectively, because the awards would have been antidilutive for the periods presented.

10. Stock Compensation Plans

    The Company calculates share-based compensation using the modified prospective method. Under the "modified prospective" method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted to the effective date.

    The Company is using the straight-line method over the vesting term to recognize share-based compensation expense. The amount of share-based compensation recognized during a period is based on the value of the awards that vest in that period. For the years ended December 31, 2010 and 2009, stock-based compensation cost was $26,716 and $16,445, respectively.

    Director Compensation Plan

        In December 1997, the Company adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $.05 per share. In June 2010, the two non-employee directors were issued 6,250 shares each. No shares were awarded in 2009 at the request of the directors.

    Stock Option Plan

        In May 1999, the Company established the TelVue Corporation 1999 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant options to acquire up to 10 million shares of common stock. Options granted under the Plan are intended to be incentive stock options ("ISO"). The exercise price of each ISO will not be less than the market price of the Company's stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company's stock on the date of the grant. The options expire ten years after the date of the grant. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. In addition, the Company has granted stock options to non-employees. Upon expiration of the 1999 Stock Option Plan in June 2009, the Company established the 2009 Stock Option Plan (the "2009 Plan"). The 2009 Plan expires May 3, 2019 and has terms consistent with the previous plan.

        The following table summarizes activity for all stock options for the years ended December 31, 2010 and 2009:

                                                          2010    2009
                                                         ------  ------
        Weighted-average fair value of options granted   $ .087  $    -

        At December 31, 2010, the value of the unvested portion of all outstanding stock options was $50,066 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately 3.0 years.

        No stock options were granted in 2009. The fair value of the options granted during the year ended December 31, 2010 was determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of return of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company's common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin no. 107, Share-Based Payment. The expected dividend yield is zero because the Company currently does not pay or expect to pay dividends to stockholders. The following are the weighted average assumptions used during the year ended December 31, 2010:

                                     2010
                                    ------

        Expected life in years ...  10.00
        Risk-free interest rate ..    .99%
        Volatility ...............    .65%
        Expected dividend yield ..      -

        A summary of all option activity follows:

                                         Options Outstanding
                                    -----------------------------
                                                 Weighted Average
                                     Options      Exercise Price
                                    ----------   ----------------

        Balance, December 31, 2008   6,495,000       $  .062
        Exercised ................    (100,000)         .035
        Forfeited ................  (1,800,000)         .054
                                    ----------

        Balance, December 31, 2009   4,595,000       $  .066
        Granted and assumed ......   5,680,000          .087
        Exercised ................    (100,000)         .035
        Forfeited ................    (945,000)         .045
                                    ----------

        Balance, December 31, 2010   9,230,000       $  .081
                                    ==========

        The following table summarizes the status of stock options outstanding and exercisable at December 31, 2010:

                                             Weighted
                                             Average
                                            Remaining
                Exercise      Options      Contractual       Options
                 Price      Outstanding    Life (Years)    Exercisable
                --------    -----------    ------------    -----------

                 $ .025         250,000        3.6             250,000
                 $ .030          80,000        4.7              80,000
                 $ .035       1,600,000        7.3           1,600,000
                 $ .040          70,000        5.5              70,000
                 $ .050         200,000        7.1             137,500
                 $ .080       5,150,000        9.4                   -
                 $ .090          50,000        6.7              37,500
                 $ .130       1,300,000        6.2             975,000
                 $ .150         380,000        9.2                   -
                 $ .180         150,000        9.7                   -
                            -----------                    -----------

        Total ............    9,230,000                      3,150,000
                            ===========                    ===========

        Weighted average
         exercise price ..       $ .081                         $ .065
                            ===========                    ===========

11. Retirement Plan

    The Company has a 401(k) plan available to all employees who have completed 90 days of service and are at least 21 years old. Employees may contribute to the plan, subject to IRS limitations. The Company matches fifty percent (50%) of contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The Company's contributions for 2010 and 2009 amounted to $36,332 and $33,694, respectively.

12. Corporate Income Taxes

    The provisions for income tax expense (benefit) consist of the following components:

                                        2010           2009
                                    -----------    -----------
    Current
        Federal ................    $         -    $         -
        State ..................              -              -
                                    -----------    -----------
                                              -              -
    Deferred
        Federal ....................   (595,663)      (664,059)
        State ......................   (216,732)        11,067
                                    -----------    -----------
                                       (812,395)      (652,992)
    Valuation allowance increase ...    812,395        652,992
                                    -----------    -----------
                                              -              -
                                    -----------    -----------

                                    $         -    $         -
                                    ===========    ===========

    The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                            Federal                      State
                                   -------------------------   -------------------------
                                      2010          2009          2010           2009
                                   -----------   -----------   -----------   -----------
Deferred Tax Assets:
  Net operating loss carryforward  $ 4,832,409   $ 4,482,679   $ 1,079,726   $   934,533
  Accrued interest - stockholder     1,134,815       856,825       330,101       249,238
  Deferred revenue ..............      165,438       166,603        48,124        48,462
  Allowance for bad debts .......        3,585         5,903         1,043         1,717
                                   -----------   -----------   -----------   -----------

    Gross deferred tax asset ....    6,136,247     5,512,010     1,458,994     1,233,950

Deferred Tax Liabilities:
  Property and equipment,
   principally due to
   differences in depreciation ..      (58,824)      (30,250)      (17,111)       (8,799)
                                   -----------   -----------   -----------   -----------

Net Deferred Tax Asset Before
  Valuation Allowance ...........    6,077,423     5,481,760     1,441,883     1,225,151
  Valuation allowance ...........   (6,077,423)   (5,481,760)   (1,441,883)   (1,225,151)
                                   -----------   -----------   -----------   -----------

    Net deferred tax asset ......  $         -   $         -   $         -   $         -
                                   ===========   ===========   ===========   ===========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2010 and 2009. Inherent uncertainty regarding the development of a market for the Company's products and services has prevented the Company from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2010 and 2009.

    The Company has a net operating loss carryforward for Federal income tax purposes of approximately $14,200,000 on a tax-reporting basis. The carryforward, if not utilized, will begin to expire as follows:

    Year Ending December 31,
          2024 .............  $  1,000,000
          2025 .............     1,100,000
          2026 .............     2,600,000
          2027 .............     2,700,000
          2028 .............     4,100,000
          2029 .............     1,100,000
          2030 .............     1,600,000
                              ------------

                              $ 14,200,000
                              ============

    The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

                                                2010     2009
                                               ------   ------
    Federal income tax at statutory rates ..    (34)%    (34)%
    State income tax, net of federal benefit     (2)      (2)
    Valuation allowance ....................     16       28
    Nondeductible expenses .................     17        -
    Other ..................................      3        8
                                               ------   ------

                                                  - %      - %
                                               ======   ======

13. Related Party Transactions

    The Company has eight unsecured lines of credit, accrued interest and a note payable to the majority stockholder. (See Notes 6 and 7).

14. Segment Information

    The Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) are high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton(R) HyperCaster(TM) builds on previous TelVue IPTV server models for cable, Telco and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue's second business segment is the marketing and service company which sells ANI telecommunication services to the cable television industry. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

    Summarized financial information by reporting segment as of and for each of the years ended December 31, 2010 and 2009, is as follows:

                                                        ANI
    Year Ended December 31, 2010          TPS        Services         Total
                                      -----------   -----------   ------------

       Revenues ....................  $ 3,064,360   $   908,955   $  3,973,315

       Depreciation and amortization      907,462       126,776      1,034,238

       Operating income (loss) .....   (5,392,817)      499,880     (4,892,937)

       Assets ......................    1,438,824       121,446      1,560,270

       Capital expenditures ........       52,446            --         52,446

                                                        ANI
                                          TPS        Services         Total
    Year Ended December 31, 2009      -----------   -----------   ------------

       Revenues ....................  $ 3,220,728   $ 1,160,258   $  4,380,986

       Depreciation and amortization      955,418       174,841      1,130,259

       Operating income (loss) .....   (2,562,381)      578,623     (1,983,758)

       Assets ......................    5,188,056       250,277      5,438,333

       Capital expenditures ........      227,732            --        227,732

15. Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents, Receivables, Accounts Payable, Accrued Expenses and Notes Payable.

    The carrying amount approximates fair market value because of the short maturity of those instruments.

16. Subsequent Events

    On January 31, 2011 the Company borrowed $400,000 on the line of credit with the majority stockholder dated December 2009.

    On March 23, 2011 the Company and majority stockholder agreed to extend the maturity dates of the Science Note, dated June 16, 2005 and a Line of Credit Note, dated April 27, 2005 to January 1, 2016. No other terms of these agreements were revised.

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

4.1 The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of TelVue's Registration Statement on Form S-8, dated September 23, 1999, (the "1999 Stock Option Plan") File No. 000-17170). (CP)

4.2 Form of ISO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to TelVue's Annual Report on Form 10-KSB for the year ended December 31, 1999, (the "1999 Form 10-KSB") File No. 000-17170). (CP)

4.3 Form of NQSO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to the 1999 Form 10-KSB, File No. 000-17170). (CP)

4.4 Certificate of Designation of Class A Preferred Stock (incorporated by reference to the September 30, 1990 Form 10-Q, File No. 000-17170).

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

10.10    Summary of Executive Compensation. (CP) *

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

10.13 Line of Credit Note, dated November 3, 2006, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on November 3, 2006, File No. 000-17170).

10.14 Stock Purchase Agreement by and among TelVue and Princeton Server Group, dated March 12, 2007 (incorporated by reference to the March 13, 2007 Form 8-K, File No. 000-17170).

10.15 Convertible Note for $400,000, dated December 26, 2006, issued to TelVue by the Princeton Server Group, Inc. (incorporated by reference to the December 31, 2006 Form 10-KSB, File No. 000- 17170).

10.16 Amendment of Form 8-K filed by TelVue on March 13, 2007 (the "Original 8-K") to include the information required by Item 9.01 of the Form 8-K in connection with TelVue's acquisition of PSG incorporated by reference to the May 12, 2007 Form 8-K/A, File No. 000-17170).

10.17 Line of Credit Note, dated December 21, 2007, between H.F. Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 21, 2007, File No. 000-17170).

10.18 Separation Agreement by and between TelVue and Joseph Murphy, dated December 31, 2008 (incorporated by reference to the Form 8-K filed on January 6, 2009, File No. 000-17170). (CP)

10.19 Line of Credit Note, dated March 2, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on March 5, 2009, File No. 000-17170).

10.20 Fifth Amendment to Office Lease Agreement dated March 16, 2009, between TelVue and The Bloom Organization of South Jersey, LLC (incorporated by reference to the 2008 Form 10-K, File No. 000-17170).

10.21 Line of Credit Note, dated June 8, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on June 11, 2009, File No. 000-17170).

10.22 The TelVue Corporation 2009 Stock Option Plan, dated June 10, 2009, (incorporated by reference to the Form 8-K filed on August 7, 2009, File No. 000-17170). (CP)

10.23 Line of Credit Note, dated October 5, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on October 6, 2009, File No. 000-17170).

10.24 Line of Credit Note, dated December 8, 2009, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 9, 2009, File No. 000-17170).

10.25 Lease Agreement dated March 1, 2010 for office space and the First Amendment to Lease dated March 15, 2010 ("Office Lease Agreement"), between TelVue and The Bloom Organization of South Jersey, LLC (incorporated by reference to the Form 8-K filed on March 19, 2010, File No. 000-17170).

10.26 Line of Credit Note, dated December 13, 2010, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 15, 2010, File No. 000-17170).

10.27 Second Amended and Restated Promissory Note, in the principal amount of $541,000, dated March 23, 2011, between H.F. (Gerry) Lenfest and TelVue Corporation (incorporated by reference to the Form 8-K filed on March 24, 2011, File No. 000-17170).

10.28 Amended and Restated Line of Credit Note, dated March 23, 2011, between H.F. (Gerry) Lenfest and TelVue Corporation (incorporated by reference to the Form 8-K filed on March 24, 2011, File No. 000-17170).

11. Statement re: Computation of Per Share Earnings (see Note 9 to TelVue's December 31, 2010 Financial Statements included herein).

23.1     Consent of ParenteBeard LLC, Independent Registered Public Accounting
         Firm. *

23.2 Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm. *

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

                                    TELVUE CORPORATION

DATED:  April 15, 2011              By: /s/ Jesse Lerman
                                    --------------------
                                    Jesse Lerman
                                    President and Chief Executive Officer


DATED:  April 15, 2011              By: /s/ John Fell
                                    -----------------
                                    John Fell
                                    Treasurer-Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                              TITLE                          DATE


/s/ H.F. Lenfest                   Chairman of the                April 15, 2011
----------------                   Board and Director
H.F. Lenfest

/s/ Joy Tartar                     Director                       April 15, 2011
--------------
Joy Tartar

/s/ Robert Lawrence                Director                       April 15, 2011
-------------------
Robert Lawrence

/s/ Jesse Lerman                   Director                       April 15, 2011
----------------
Jesse Lerman

                                 EXHIBIT INDEX

10.10    Summary of Executive Compensation. *

23.1     Consent of ParenteBeard LLC, Independent Registered Public Accounting
         Firm. *

23.2 Consent of Pressman Ciocca Smith LLP, Independent Registered Public Accounting Firm. *

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

* Filed herewith.
                                       27