Form 10-Q
period 2011-03-31
TELVUE CORP
filed 2011-05-16
CIK 839443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2011

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

Number of shares of registrant's common stock outstanding as of May 11, 2011:
48,774,144 shares.

                               TELVUE CORPORATION

                                     INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Balance Sheets (unaudited) as of March 31, 2011
           and December 31, 2010 ...........................................   3

          Condensed Statements of Operations (unaudited) for the
           three months ended March 31, 2011 and March 31, 2010 ............   4

          Condensed Statements of Cash Flows (unaudited) for the
           three months ended March 31, 2011 and March 31, 2010 ............   5

          Notes to Condensed Financial Statements (unaudited) ..............   6

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ..........  12

          Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk ............................................  22

          Item 4.  Controls and Procedures .................................  22


PART II.  OTHER INFORMATION

          Item 6.  Exhibits ................................................  22

SIGNATURES .................................................................  23

EXHIBIT INDEX ..............................................................  23

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               TELVUE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2011             2010
                                                  ------------     ------------
ASSETS                                             (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents ..................    $    133,241     $    185,954
  Accounts receivable - trade, net of
   allowance for doubtful accounts of
   $12,319 at March 31, 2011 and $11,587
   at December 31, 2010 ......................         603,820          567,763
  Inventory ..................................         354,475          388,059
  Prepaid expenses ...........................          48,492           16,298
                                                  ------------     ------------
     TOTAL CURRENT ASSETS ....................       1,140,028        1,158,074
                                                  ------------     ------------

PROPERTY AND EQUIPMENT .......................       7,091,674        7,054,384
  Less accumulated depreciation ..............       6,740,845        6,671,853
                                                  ------------     ------------
     TOTAL PROPERTY AND EQUIPMENT, NET .......         350,829          382,531
                                                  ------------     ------------

OTHER ASSETS .................................          19,665           19,665

                                                  ------------     ------------
TOTAL ASSETS .................................    $  1,510,522     $  1,560,270
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - trade ...................    $    330,822     $    309,056
  Accrued expenses ...........................         154,433          107,786
  Deferred service revenue ...................         579,338          534,707
  Other liabilities ..........................             936            1,995
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ...............       1,065,529          953,544

LINES OF CREDIT - MAJORITY STOCKHOLDER .......      18,900,000       18,500,000

NOTE PAYABLE - MAJORITY STOCKHOLDER ..........         541,000          541,000

ACCRUED INTEREST - MAJORITY STOCKHOLDER ......       3,903,666        3,667,793

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $1 par value, 6,900,000 shares authorized,
  no shares outstanding ......................              --               --
                                                  ------------     ------------
     TOTAL LIABILITIES .......................      24,410,195       23,662,337
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES ................              --               --

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value,
   100,000,000 shares authorized,
   48,674,144 shares issued and outstanding
   at March 31, 2011 and December 31, 2010 ...         486,742          486,742
  Additional paid-in capital .................       4,883,228        4,883,228
  Accumulated deficit ........................     (28,269,643)     (27,472,037)
                                                  ------------     ------------
                                                   (22,899,673)     (22,102,067)
                                                  ------------     ------------
                                                  $  1,510,522     $  1,560,270
                                                  ============     ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2011             2010
                                                  ------------     ------------
REVENUES
  TelVue products and services ...............    $    892,717     $    633,451
  ANI services ...............................         181,653          254,121
                                                  ------------     ------------
                                                     1,074,370          887,572
COST OF REVENUES
  TelVue products and services ...............         567,946          283,317
  ANI services ...............................          31,564           40,786
                                                  ------------     ------------
TOTAL COST OF REVENUES .......................         599,510          324,103
                                                  ------------     ------------
GROSS MARGIN .................................         474,860          563,469

OPERATING EXPENSES
  Selling and marketing ......................         281,463          323,451
  General and administrative .................         686,225          624,905
  Depreciation and amortization ..............          68,992          276,815
                                                  ------------     ------------
                                                     1,036,680        1,225,171
                                                  ------------     ------------
OPERATING LOSS ...............................        (561,820)        (661,702)

OTHER INCOME (EXPENSE)
  Interest income ............................              87               --
  Interest expense-related party .............        (235,873)        (212,626)
                                                  ------------     ------------
TOTAL OTHER INCOME (EXPENSE) .................        (235,786)        (212,626)
                                                  ------------     ------------
LOSS BEFORE INCOME TAXES .....................        (797,606)        (874,328)

INCOME TAX EXPENSE ...........................              --               --
                                                  ------------     ------------
NET LOSS .....................................    $   (797,606)    $   (874,328)
                                                  ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ..    $       (.02)    $       (.02)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   BASIC AND DILUTED .........................      48,674,144       48,561,644
                                                  ============     ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2011             2010
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...................................    $   (797,606)    $   (874,328)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization ............          68,992          276,815
  Changes in assets and liabilities:
    Accounts receivable - trade ..............         (36,057)         286,191
    Inventory ................................          33,584          (88,139)
    Prepaid expenses .........................         (32,194)         (45,608)
    Accounts payable - trade .................          21,766         (105,351)
    Accrued expenses .........................          45,588          161,280
    Deferred service revenue .................          44,631           24,772
    Accrued interest - majority stockholder            235,873          212,626
                                                  ------------     ------------
    NET CASH USED IN OPERATING ACTIVITIES ....        (415,423)        (151,742)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of property and equipment ........         (37,290)         (10,474)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from line of credit - majority
    stockholder ..............................         400,000          300,000
                                                  ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......         (52,713)         137,784

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ........................         185,954          112,213
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....    $    133,241     $    249,997
                                                  ============     ============

See the accompanying unaudited notes which are an integral part of these statements.

                               TELVUE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

Summary Financial Information and Results of Operations
-------------------------------------------------------

The accompanying unaudited condensed financial statements of TelVue Corporation ("TelVue" or the "Company")have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2011 and December 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010 have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K"). Information included in the Condensed Balance Sheet as of December 31, 2010 has been derived from the Company's audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K.

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

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $797,606 during the three months ended March 31, 2011, and as of that date, the Company's total liabilities exceeded its total assets by $22,899,673. Those factors, as well as the Company's reliance on financing from its majority stockholder (as discussed in Note 5), raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company secured an additional line of credit of $1,500,000 on December 13, 2010 and has modified its business plan to focus on equipment sales to the cable, telephone company ("Telco") and professional broadcast markets. Funding TelVue's future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing the accompanying financial statements, there can be no assurance that management will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               TELVUE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Use of Estimates
----------------

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, TelVue evaluates estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. TelVue bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, TelVue believes that its estimates, including those for the above described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns, and valuation allowances on deferred tax assets.

Intangible Assets
-----------------

Intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. As of December 31, 2010, management determined that all intangible assets were impaired, and the Company recorded a non-cash impairment charge of $2,639,246.

2. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

No income taxes or interest were paid during the three months ended March 31, 2011 or 2010.

3. LOSS PER COMMON SHARE
   ---------------------

Basic loss per common share is computed by dividing net loss, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock. Diluted loss per common share is computed by dividing net loss, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2011 and 2010, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

                               TELVUE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. CORPORATE INCOME TAXES
   ----------------------

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

The provisions for income tax benefit from continuing operations for the three months ended March 31, 2011 and 2010 consisted of the following components:

                                                   2011                  2010
                                               -----------           ----------
Current
 Federal ...........................           $        --           $       --
 State .............................                    --                   --
                                               -----------           ----------
                                                        --                   --
Deferred
 Federal ...........................               174,000              246,000
 State .............................                46,000               67,000
                                               -----------           ----------
                                                   220,000              313,000
Valuation allowance increase .......              (220,000)            (313,000)
                                               -----------           ----------
                                                        --                   --
                                               -----------           ----------
Total ..............................           $        --           $       --
                                               ===========           ==========

No provision for federal and state income taxes was required for the three months ended March 31, 2011 and 2010 due to the Company's operating losses and increased deferred tax asset valuation allowance. The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry-forward. TelVue's federal net operating loss carry-forward was approximately $14,700,000 on a tax-reporting basis as of March 31, 2011. The carry-forward begins to expire on December 31, 2024.

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

                               TELVUE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. NOTES PAYABLE AND LINES OF CREDIT - MAJORITY STOCKHOLDER
   --------------------------------------------------------

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

As of March 31, 2011, TelVue had entered into eight Line of Credit Notes (the "Notes") with Mr. Lenfest. The purpose of these Notes is to fund expansion and operating deficits. Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of March 31, 2011 and December 31, 2010, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest, dissolution or liquidation, and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and will expire six years from the date of the first advance, unless extended or renewed.

The following table summarizes the activity related to the outstanding Notes as of March 31, 2011 and December 31, 2010:

                              As of March 31, 2011
                              --------------------

                            Maximum                       Amount       Accrued
   Note                    Principal    Maturity        Borrowed @   Interest @
Description      Date        Amount       Date           3/31/2011    3/31/2011
------------  ----------  -----------  ----------  ---  -----------  ----------
2005 Note      4/27/2005  $ 3,800,000    1/1/2016   *   $ 3,800,000  $1,168,299
2006 Note      11/3/2006   10,000,000  12/26/2012        10,000,000   2,320,516
2007 Note     12/21/2007    2,300,000    5/5/2014         2,300,000     277,403
2009 Q1 Note    3/2/2009      400,000    3/3/2015           400,000      36,290
2009 Q2 Note    6/8/2009      500,000    6/9/2015           500,000      37,956
2009 Q3 Note   10/5/2009      400,000  10/14/2015           400,000      24,233
2010 Note      12/8/2009    1,500,000   3/16/2016         1,500,000      38,969
2011 Note     12/13/2010    1,500,000       -                     -           -
                          -----------                   -----------  ----------

                          $20,400,000                   $18,900,000  $3,903,666
                          ===========                   ===========  ==========

                               TELVUE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                            As of December 31, 2010
                            -----------------------

                            Maximum                       Amount       Accrued
   Note                    Principal    Maturity        Borrowed @   Interest @
Description      Date        Amount       Date          12/31/2010   12/31/2010
------------  ----------  -----------  ----------  ---  -----------  ----------
2005 Note      4/27/2005  $ 3,800,000  11/23/2011   *   $ 3,800,000  $1,116,596
2006 Note      11/3/2006   10,000,000  12/26/2012        10,000,000   2,192,301
2007 Note     12/21/2007    2,300,000    5/5/2014         2,300,000     250,580
2009 Q1 Note    3/2/2009      400,000    3/3/2015           400,000      31,750
2009 Q2 Note    6/8/2009      500,000    6/9/2015           500,000      32,357
2009 Q3 Note   10/5/2009      400,000  10/14/2015           400,000      19,818
2010 Note      12/8/2009    1,500,000   3/16/2016         1,100,000      24,391
2011 Note     12/13/2010    1,500,000       -                     -           -
                          -----------                   -----------  ----------

                          $20,400,000                   $18,500,000  $3,667,793
                          ===========                   ===========  ==========

* On March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016. No other terms of the 2005 Note were amended.

In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation, TelVue's unsecured non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011. On March 23, 2011, the members of the Board of Directors of TelVue and Mr. Lenfest further extended the maturity date of the Science Note to January 1, 2016.

On May 2, 2011, the Company borrowed $300,000 on the 2011 Note.

6. RELATED PARTY TRANSACTIONS
   --------------------------

See Note 5, included herein, for information of related party transactions between TelVue and its majority stockholder.

                               TELVUE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7. FINANCIAL DATA BUSINESS SEGMENTS
   --------------------------------

The Company operates two business segments. The first segment, TelVue Products and Services ("TPS"), includes equipment such as the TelVue Princeton(R) broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS(R) and PEG.TV(TM). TelVue Princeton(R) consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton(R) HyperCaster(TM) builds on previous TelVue Internet Protocol television ("IPTV") server models for cable, Telco and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. WEBUS(R) is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV(TM) is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue's second business segment is the marketing and service company which sells automatic number identification ("ANI") telecommunication services to the cable television industry.

Summarized financial information by reporting segment as of and for each of the three months ended March 31, 2011 and 2010, is as follows:

   Three months ended March 31, 2011        TPS           ANI           Total
   ---------------------------------     ---------     ---------     ----------
   Revenues                              $ 892,717     $ 181,653     $1,074,370
   Depreciation and amortization            65,306         3,686         68,992
   Operating income/(loss)                (671,258)      109,438       (561,820)
   Interest expense                        204,691        31,095        235,786
   Net income/(loss)                      (875,949)       78,343       (797,606)
   Capital expenditures                     37,290             -         37,290

   Three months ended March 31, 2010        TPS           ANI           Total
   ---------------------------------     ---------     ---------     ----------
   Revenues                              $ 633,451     $ 254,121     $  887,572
   Depreciation and amortization           241,797        35,018        276,815
   Operating income/(loss)                (791,430)      129,728       (661,702)
   Interest expense                        177,181        35,445        212,626
   Net income/(loss)                      (968,611)       94,283       (874,328)
   Capital expenditures                     10,474             -         10,474

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue to obtain sufficient cash to continue its operations, the ability of TelVue to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in this Quarterly Report on Form 10-Q. These forward-looking statements may include declarations regarding the Company's belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company's business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW OF COMPANY

TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government ("PEG") television stations; cable, telephone company ("Telco") and satellite television providers; K-12 and higher education institutions; and professional broadcasters. TelVue delivers local programming to over thirty million homes nationwide; powers over 1,000 PEG television channels; provides leased access and local origination solutions to seven of the top ten Multi System Operators ("MSOs") and the nation's largest telephone company; and delivers on-campus local channels to over one million students on college campuses nationwide.

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

TPS products include:

TelVue Princeton(R) Digital Broadcaster B100
TelVue Princeton(R) Digital Broadcaster B1000
TelVue Princeton(R) Digital Broadcaster B3000
TelVue Princeton(R) Digital Video Archive Server S3000F
TelVue Princeton(R) Encoding Workstation C500W
TelVue Princeton(R) Encoding and Transcoding Workstation T7500E
TelVue Princeton(R) HyperCaster(TM)
TelVue Turbo(TM) Workflow Accelerator

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

NEW PRODUCTS AND SERVICES

In the first quarter of 2011, TelVue added capacity to its National Data Center to support its new Hosted Broadcasting services. Hosted Broadcasting allows broadcasters to deliver 24x7 linear channels including live programming via both Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment. TelVue's Hosted Broadcasting can deliver channels natively as well as turn-around existing satellite channels. TelVue Hosted Broadcasting is in use today by the largest Telco for local origination programming. Hosted Broadcasting is a way for broadcasters launching new channels to build an audience on the Internet before expanding to traditional delivery, and is a cost-efficient way for communities and operators to launch and maintain local origination and leased access channels.

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

Use of Estimates

TelVue's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, TelVue evaluates estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. TelVue bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, TelVue believes that its estimates, including those for the above described items, are reasonable.

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

The above listing is not intended to be a comprehensive list of all of TelVue's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See TelVue's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS:

The following discussion deals with the reduction in operating losses for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, and the reasons for the variance. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. TelVue also discusses the changes in TPS revenue and expenses.

                                March 31,   March 31,    $ Change     % Change
                                  2011        2010      Fav/(Unfav)  Fav/(Unfav)
                                ---------   ---------   -----------  -----------
Revenues
  TelVue products and services  $ 892,717   $ 633,451   $  259,266         40.9
  ANI services ...............    181,653     254,121      (72,468)       (28.5)

Cost of Revenues
  TelVue products and services    567,946     283,317     (284,629)      (100.5)
  ANI services ...............     31,564      40,786        9,222         22.6

Operating Expenses
  Selling and marketing ......    281,463     323,451       41,988         13.0
  General and administrative .    686,225     624,905      (61,320)        (9.8)
  Depreciation and
   amortization ..............     68,992     276,815      207,823         75.1
                                ---------   ---------   ----------   ----------

Operating Loss ...............   (561,820)   (661,702)      99,882         15.1

Other Income (Expense) .......   (235,786)   (212,626)     (23,160)       (10.9)
                                ---------   ---------   ----------   ----------

Net Loss .....................  $(797,606)  $(874,328)  $   76,722          8.8
                                =========   =========   ==========   ==========

The TPS segment had an operating loss of $671,258 for the three months ended March 31, 2011, compared to an operating loss of $791,430 for the three months ended March 31, 2010 primarily due to an increase in TPS segment revenue and savings in depreciation and amortization, offset by an increase in general and administrative expenses. The ANI segment had operating income of $109,438 for the three months ended March 31, 2011, compared to $129,728 for the three months ended March 31, 2010. The decrease in operating income for the ANI segment was mainly a result of an anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment's percentage of total forecasted revenues for the year, 13% of certain expenses were allocated to the ANI segment for the three months ended March 31, 2011, compared to an allocation percentage of 17% for the same period in 2010.

Revenues

TPS revenues increased $259,266 for the three months ended March 31, 2011, compared to the same period of 2010. The majority of the revenue increases were attributed to an 80% increase in TelVue Princeton(R) equipment sales, which grew from $330,302 for the three months ended March 31, 2010 to $595,236 for the three months ended March 31, 2011. Additionally, there were increases in PEG.TV(TM) revenue, and TelVue Princeton(R) support revenue. These increases were offset by declines in sponsorship revenue related to the WEBUS(R) service, in addition to lower consulting revenue when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010.

TelVue has been shifting product, sales, and marketing resources to the cable, Telco, and professional broadcast markets that have not been as adversely affected by the economic downturn. This strategy has been effective in counter-balancing the slow-down in the PEG and education markets and has created new opportunities for TelVue. For the three months ended March 31, 2011, cable, Telco and professional accounted for 58% of TelVue Princeton(R) sales, while PEG and education accounted for 42% of TelVue Princeton(R) sales. While TelVue Princeton(R) equipment sales increased for the three months ended March 31, 2011, when compared to the same period of 2010, further growth in sales was slowed by reduced municipal budgets impacting the PEG and K-12 educational market new system sales. The Company expects to see a modest increase in government and K-12 educational sales as new fiscal budgets are approved. TelVue has been able to partially offset the decline in new system sales in the PEG and education markets by focusing sales resources on add-on sales to existing customers including its TelVue Care maintenance and support service. Sales of TelVue Care service increased 23% for the three months ended March 31, 2011 when compared to the same period of 2010.

TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy continues to recover during 2011.

ANI services revenue decreased $72,468 for the three month period ended March 31, 2011, when compared to the same period of 2010. As expected, pay-per-view buy revenue decreased $1,871 for the three months ended March 31, 2011, and pay-per-view plus revenue decreased $3,374 for the three months ended March 31, 2011 when compared to the same period of 2010. These decreases were mainly due to a reduction in the number of subscribers served during this period when compared to 2010, as discussed below. Additionally, there were decreases in feature revenue, data link revenue, and program number revenue of $53,378, $11,465 and $1,685, respectively, when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010.

As of March 31, 2011, the TelVue ANI service was serving approximately 1.0 million full-time cable subscribers compared to approximately 3.7 million full-time cable subscribers served as of March 31, 2010. The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator's customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment increased $284,629 for the three months ended March 31, 2011, when compared to the same period of 2010, primarily as a result of higher cost of sales related to increased TelVue Princeton(R) sales, higher product discounts, higher consulting expenses and an increase in compensation related to the filling of a position that was open during the three months ended March 31, 2010. Additionally, there was an increase in the purchase of ancillary computer supplies (i.e., cables, connectors, etc.) during the three months ended March 31, 2011, when compared to the same period of 2010. These non-inventory items are expensed when purchased.

ANI cost of revenues decreased $9,222 for the three months ended March 31, 2011, when compared to the same period of 2010. This decrease was primarily due to savings in compensation expense, in addition to savings in telecommunication expenses related to ANI services.

Selling and Marketing Expenses

Selling expenses related to the TPS segment decreased $41,988 for the three months ended March 31, 2011, when compared to the same period of 2010. This decrease was primarily the result of the elimination of consulting expenses. During the three months ended March 31, 2010, TelVue contracted outside sales representatives and an outside marketing consultant. There were no consultants providing sales related services during the three months ended March 31, 2011.

There were no selling expenses related to the ANI segment for the three months ended March 31, 2011 or the three months ended March 31, 2010.

General and Administrative Expenses

TPS general and administrative expenses increased $72,944 for the three months ended March 31, 2011 when compared to the same period of 2010. This increase was related to additional spending on research and development activities. During the three months ended March 31, 2011, TelVue contracted the services of additional development consultants to assist in current product enhancements and new product development. Additionally, there was an increase in computer supply purchases related to these research and development activities.

ANI general and administrative expenses decreased $11,624 for the three months ended March 31, 2011, when compared to the same period of 2010, primarily as a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Depreciation and Amortization

Depreciation expense decreased $60,186 for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010, as a result of fewer capital purchases, in addition to prior capital purchases reaching the end of their depreciable lives. Depreciation accounted for 7% of total operating expenses for the three months ended March 31, 2011. TelVue purchased $37,290 of equipment during the three months ended March 31, 2011 compared to $10,474 purchased during the three months ended March 31, 2010. The majority of the equipment purchased during the three months ended March 31, 2011 and 2010 was for equipment related to the TPS segment. Amortization expense decreased $147,637 for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010, as a result of the December 31, 2010 intangible asset impairment determination and corresponding write-off.

Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2011 and 2010 due to the Company's operating losses and increased deferred tax asset valuation allowance. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward. TelVue's federal net operating loss carry-forward was approximately $14,700,000 on a tax-reporting basis as of March 31, 2011 (see Note 4 of TelVue's accompanying condensed financial statements).

Net Loss

TelVue had a net loss of $797,606 for the three months ended March 31, 2011, compared to a net loss of $874,328 for the three months ended March 31, 2010, primarily due to revenue growth for the three month period exceeding overall expense increases.

Accounts Receivable and Allowance for Doubtful Accounts

As of March 31, 2011, TelVue had a net accounts receivable balance of $603,820, compared to $567,763 as of December 31, 2010. This increase was primarily due to increased sales for the three months ended March 31, 2011.

As of March 31, 2011, TelVue maintained a bad debt reserve in the amount of $12,319, compared to a reserve of $11,587 as of December 31, 2010. The reserve was calculated based on management's assessment of the current status of individual accounts.

TelVue's days for sales in average accounts receivable was 49 days at March 31, 2011, compared to 54 days at March 31, 2010. TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton(R) customers. The Company has not changed its credit terms with its customers for its WEBUS(R) or ANI services. A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton(R) equipment purchases.

Prepaid Expenses

As of March 31, 2011, TelVue had a prepaid expense balance of $48,492, compared to a balance of $16,298 as of December 31, 2010. This increase was primarily the result of paying in-full for the Company's business insurance policies during the three months ended March 31, 2011. The expense related to these policies is spread out evenly over the policy period.

Accrued Expenses

As of March 31, 2011, TelVue had an accrued expense balance of $154,433, compared to a balance of $107,786 as of December 31, 2010. This increase was primarily due to accruals recorded for legal and accounting expenses related to TelVue's 2010 year-end audit and related financial reporting, in addition to an increase in the accrual for employee paid time off, as it is earned and accrued evenly throughout the year, while most employee time off is taken in the second half of the year.

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

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $797,606 during the three months ended March 31, 2011, and as of that date, the Company's total liabilities exceeded its total assets by $22,899,673. Those factors, as well as the Company's reliance on financing from its majority stockholder (as discussed in Note 5), raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company secured an additional line of credit of $1,500,000 on December 13, 2010 and has modified its business plan to focus on equipment sales to the cable, Telco and professional broadcast markets. Funding TelVue's future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing the accompanying financial statements, there can be no assurance that management will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Funding of Operations

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

As of March 31, 2011, TelVue had entered into eight Line of Credit Notes (the "Notes") with Mr. Lenfest. The purpose of these Notes is to fund expansion and operating deficits. Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of March 31, 2011 and December 31, 2010, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest, dissolution or liquidation, and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and will expire six years from the date of the first advance, unless extended or renewed.

The following table summarizes the activity related to the outstanding Notes as of March 31, 2011 and December 31, 2010:

                              As of March 31, 2011
                              --------------------

                            Maximum                       Amount       Accrued
   Note                    Principal    Maturity        Borrowed @   Interest @
Description      Date        Amount       Date           3/31/2011    3/31/2011
------------  ----------  -----------  ----------  ---  -----------  ----------
2005 Note      4/27/2005  $ 3,800,000    1/1/2016   *   $ 3,800,000  $1,168,299
2006 Note      11/3/2006   10,000,000  12/26/2012        10,000,000   2,320,516
2007 Note     12/21/2007    2,300,000    5/5/2014         2,300,000     277,403
2009 Q1 Note    3/2/2009      400,000    3/3/2015           400,000      36,290
2009 Q2 Note    6/8/2009      500,000    6/9/2015           500,000      37,956
2009 Q3 Note   10/5/2009      400,000  10/14/2015           400,000      24,233
2010 Note      12/8/2009    1,500,000   3/16/2016         1,500,000      38,969
2011 Note     12/13/2010    1,500,000       -                     -           -

                          -----------                   -----------  ----------
                          $20,400,000                   $18,900,000  $3,903,666
                          ===========                   ===========  ==========

                            As of December 31, 2010
                            -----------------------

                            Maximum                       Amount       Accrued
   Note                    Principal    Maturity        Borrowed @   Interest @
Description      Date        Amount       Date          12/31/2010   12/31/2010
------------  ----------  -----------  ----------  ---  -----------  ----------
2005 Note      4/27/2005  $ 3,800,000  11/23/2011   *   $ 3,800,000  $1,116,596
2006 Note      11/3/2006   10,000,000  12/26/2012        10,000,000   2,192,301
2007 Note     12/21/2007    2,300,000    5/5/2014         2,300,000     250,580
2009 Q1 Note    3/2/2009      400,000    3/3/2015           400,000      31,750
2009 Q2 Note    6/8/2009      500,000    6/9/2015           500,000      32,357
2009 Q3 Note   10/5/2009      400,000  10/14/2015           400,000      19,818
2010 Note      12/8/2009    1,500,000   3/16/2016         1,100,000      24,391
2011 Note     12/13/2010    1,500,000       -                     -           -

                          -----------                   -----------  ----------
                          $20,400,000                   $18,500,000  $3,667,793
                          ===========                   ===========  ==========

* On March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016. No other terms of the 2005 Note were amended.

In addition to the borrowings noted above, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation, TelVue's unsecured non-interest bearing note in the amount of $541,000 (the "Science Note"). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996. The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis. On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011. On March 23, 2011, the members of the Board of Directors of TelVue and Mr. Lenfest further extended the maturity date of the Science Note to January 1, 2016.

TelVue's ability to fully fund its operating expenses has suffered due to the loss of a large number of its subscriber base for the ANI service. As discussed above, TelVue anticipates a continued decrease in revenue and an increase in net loss for the ANI service. In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. While there were no cancellations during the three months ended March 31, 2011, management believes that over time, continued erosion will occur in the subscriber base as the cable operators continue to move their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financings from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note, 2009 Q3 Note and 2010 Note have been exhausted. As a result of this, TelVue secured the 2011 Note from Mr. Lenfest to help TelVue grow to a profitable level. The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note, 2009 Q3 Note and 2010 Note have helped, and the 2011 Note will help, to fund the growth of TelVue Products and Services. On May 2, 2011, the Company borrowed $300,000 on the 2011 Note. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell TelVue Products and Services. However, there can be no assurance that its marketing efforts will be successful.

TelVue expects to see some continued adverse effects on new TPS system sales in 2011 due to the current economic conditions, primarily in the PEG and educational markets. The Company anticipates some of this being offset by add-on sales to existing customers as well as its continued expansion into the cable, Telco, and professional broadcast markets.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $415,423 for the three months ended March 31, 2011, compared to $151,742 for the three months ended March 31, 2010. The decrease in cash flow compared to 2010 was primarily due to less cash collections during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Higher cash collections during the three months ended March 31, 2010 were primarily the result of cash receipts related to an accounts receivable balance of $954,013 as of December 31, 2009, as opposed to a balance of $579,350 as of December 31, 2010. Additionally, there was more inventory used than purchased during the three months ended March 31, 2011, whereas for the three months ended March 31, 2010, there was more inventory purchased than was used.

TelVue had a cash balance of $133,241 as of March 31, 2011, compared to a balance of $249,997 as of March 31, 2010, primarily due to the factors listed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within TelVue, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. During the quarterly period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1 Second Amended and Restated Promissory Note, in the principal amount of $541,000, dated March 23, 2011, between H.F. (Gerry) Lenfest and TelVue Corporation (incorporated by reference to the Form 8-K filed on March 24, 2011, File No. 000-17170).

10.2 Amended and Restated Line of Credit Note, dated March 23, 2011, between H.F. (Gerry) Lenfest and TelVue Corporation (incorporated by reference to the Form 8-K filed on March 24, 2011, File No. 000-17170).

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) (included herein).

31.2 Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a) (included herein).

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

                                   TELVUE CORPORATION

DATED:  May 16, 2011               By:  /s/ Jesse Lerman
                                        ----------------
                                        Jesse Lerman
                                        President and Chief Executive Officer


DATED:  May 16, 2011               By:  /s/ John Fell
                                        -------------
                                        John Fell
                                        Treasurer-Controller


                                 EXHIBIT INDEX

10.1 Second Amended and Restated Promissory Note, in the principal amount of $541,000, dated March 23, 2011, between H.F. (Gerry) Lenfest and TelVue Corporation (incorporated by reference to the Form 8-K filed on March 24, 2011, File No. 000-17170).

10.2 Amended and Restated Line of Credit Note, dated March 23, 2011, between H.F. (Gerry) Lenfest and TelVue Corporation (incorporated by reference to the Form 8-K filed on March 24, 2011, File No. 000-17170).

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) (included herein).

31.2 Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a) (included herein).

32.1    Certification of President Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2 Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).