Form 10-Q
period 2011-06-30
TELVUE CORP
filed 2011-08-12
CIK 839443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission File Number: 0-17170

TELVUE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	51-0299879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16000 Horizon Way, Suite 500
Mt. Laurel, New Jersey	08054
(Address of principal executive offices)	(Zip Code)

(856) 273-8888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Number of shares of registrant’s common stock outstanding as of August 8, 2011: 48,778,144 shares.

TELVUE CORPORATION

INDEX

		PAGE
		NO.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2011 and June 30, 2010	4

	Condensed Statements of Operations (unaudited) for the six months ended June 30, 2011 and June 30, 2010	5

	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and June 30, 2010	6

	Notes to Condensed Financial Statements (unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4. Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 6. Exhibits	21

SIGNATURES		21

EXHIBIT INDEX		22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TELVUE CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$241,201	$185,954
Accounts receivable – trade, net of allowance for doubtful accounts of $14,574 at June 30, 2011 and $11,587 at December 31, 2010	714,113	567,763
Inventory	395,602	388,059
Prepaid expenses	37,073	16,298
TOTAL CURRENT ASSETS	1,387,989	1,158,074

PROPERTY AND EQUIPMENT	7,136,354	7,054,384
Less accumulated depreciation	6,807,947	6,671,853
PROPERTY AND EQUIPMENT, NET	328,407	382,531

OTHER ASSETS	19,665	19,665

TOTAL ASSETS	$1,736,061	$1,560,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$387,789	$309,056
Accrued expenses	170,148	107,786
Deferred service revenue	607,570	534,707
Other liabilities	1,010	1,995
TOTAL CURRENT LIABILITIES	1,166,517	953,544

LINES OF CREDIT – MAJORITY STOCKHOLDER	19,600,000	18,500,000

NOTE PAYABLE – MAJORITY STOCKHOLDER	541,000	541,000

ACCRUED INTEREST – MAJORITY STOCKHOLDER	4,148,489	3,667,793

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par value, 6,900,000 shares authorized, no shares outstanding	—	—
TOTAL LIABILITIES	25,456,006	23,662,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000 shares authorized, 48,778,144 and 48,674,144 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	487,782	486,742
Additional paid-in capital	4,886,688	4,883,228
Accumulated deficit	(29,094,415)	(27,472,037)
	(23,719,945)	(22,102,067)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,736,061	$1,560,270

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2011	2010

REVENUES
TelVue products and services	$1,042,772	$731,143
ANI services	172,770	240,546
	1,215,542	971,689

COST OF REVENUES
TelVue products and services	572,928	339,384
ANI services	29,658	27,848
TOTAL COST OF REVENUES	602,586	367,232
GROSS MARGIN	612,956	604,457

OPERATING EXPENSES
Selling and marketing	270,950	332,195
General and administrative	854,865	562,233
Depreciation and amortization	67,102	263,857
	1,192,917	1,158,285
OPERATING LOSS	(579,961)	(553,828)

OTHER INCOME (EXPENSE)
Interest income	12	—
Interest expense-related party	(244,823)	(220,653)
TOTAL OTHER INCOME (EXPENSE)	(244,811)	(220,653)
LOSS BEFORE INCOME TAXES	(824,772)	(774,481)

INCOME TAX EXPENSE	—	—

NET LOSS	$(824,772)	$(774,481)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	48,748,693	48,561,644

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

REVENUES
TelVue products and services	$1,935,489	$1,364,594
ANI services	354,423	494,667
	2,289,912	1,859,261

COST OF REVENUES
TelVue products and services	1,140,874	622,701
ANI services	61,222	68,634
TOTAL COST OF REVENUES	1,202,096	691,335
GROSS MARGIN	1,087,816	1,167,926

OPERATING EXPENSES
Selling and marketing	552,413	655,646
General and administrative	1,541,090	1,187,138
Depreciation and amortization	136,094	540,672
	2,229,597	2,383,456
OPERATING LOSS	(1,141,781)	(1,215,530)

OTHER INCOME (EXPENSE)
Interest income	99	—
Interest expense-related party	(480,696)	(433,279)
TOTAL OTHER INCOME (EXPENSE)	(480,597)	(433,279)
LOSS BEFORE INCOME TAXES	(1,622,378)	(1,648,809)

INCOME TAX EXPENSE	—	—

NET LOSS	$(1,622,378)	$(1,648,809)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	48,711,625	48,561,644

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,622,378)	$(1,648,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,094	540,672
Changes in assets and liabilities:
Accounts receivable – trade	(146,350)	297,047
Inventory	(7,543)	(103,276)
Prepaid expenses	(20,775)	(25,103)
Accounts payable – trade	78,733	(63,303)
Accrued expenses	62,362	42,882
Deferred service revenue	72,863	3,451
Other liabilities	(985)	(576)
Accrued interest – majority stockholder	480,696	433,279
NET CASH USED IN OPERATING ACTIVITIES	(967,283)	(523,736)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(81,970)	(31,808)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from line of credit – majority stockholder	1,100,000	600,000
Issuance of common stock	4,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,104,500	600,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	55,247	44,456

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185,954	112,213
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,201	$156,669

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Summary Financial Information and Results of Operations

The accompanying unaudited condensed financial statements of TelVue Corporation (“TelVue” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2011 and December 31, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010 have been included.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  Information included in the Condensed Balance Sheet as of December 31, 2010 has been derived from the Company’s audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K.

Going Concern and Management’s Plan

The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a “going concern,” which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $1,622,378 during the six months ended June 30, 2011, and as of that date, the Company’s total liabilities exceeded its total assets by $23,719,945. Those factors, as well as the Company’s reliance on financing from its majority stockholder, H.F. (Gerry) Lenfest (as discussed in Note 5), raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company secured an additional line of credit of $1,500,000 on December 13, 2010 and has modified its business plan to focus on equipment sales to the cable, telephone company (“Telco”) and professional broadcast markets. Funding TelVue’s future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives.  While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing the accompanying financial statements, there can be no assurance that management will be successful.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

No income taxes or interest were paid during the six months ended June 30, 2011 or 2010.

3.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock.  Diluted loss per common share is computed by dividing net loss, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three and six months ended June 30, 2011 and 2010, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.  The computations of diluted net income per share as of June 30, 2011 and December 31, 2010 exclude the shares underlying approximately nine million out-of-the-money options, because their inclusion would have been antidilutive for the periods presented.

4.  CORPORATE INCOME TAXES

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

The provisions for income tax benefit from continuing operations for the three months ended June 30, 2011 and 2010 consisted of the following components:

	2011	2010
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	271,000	200,000
State	74,000	55,000
	345,000	255,000
Valuation allowance increase	(345,000)	(255,000)
	—	—
Total	$—	$—

The provisions for income tax benefit from continuing operations for the six months ended June 30, 2011 and 2010 consisted of the following components:

	2011	2010
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	445,000	446,000
State	120,000	122,000
	565,000	568,000
Valuation allowance increase	(565,000)	(568,000)
	—	—
Total	$—	$—

No provision for federal and state income taxes was required for the three and six months ended June 30, 2011 and 2010 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue’s net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $15,200,000 on a tax-reporting basis as of June 30, 2011.  The carry-forward begins to expire on December 31, 2024.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2007 and state income tax examinations before 2006.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.  The Company is not currently under Internal Revenue Service tax examination or under examination by any state jurisdictions.

5.  NOTES PAYABLE AND LINES OF CREDIT – MAJORITY STOCKHOLDER

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue’s common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue’s majority stockholder, and from loans from Mr. Lenfest.

As of June 30, 2011, TelVue had entered into eight Line of Credit Notes (the “Notes”) with Mr. Lenfest.  The purpose of these Notes is to fund expansion and operating deficits.  Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of June 30, 2011 and December 31, 2010, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest, dissolution or liquidation, and if TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and expire six years from the date of the first advance, unless extended or renewed.

The following table summarizes the activity related to the outstanding Notes as of June 30, 2011 and December 31, 2010:

As of June 30, 2011

		Maximum			Amount	Accrued
Note		Principal	Maturity		Borrowed @	Interest @
Description	Date	Amount	Date		6/30/2011	6/30/2011

2005 Note	4/27/2005	$ 3,800,000	1/1/2016	*	$ 3,800,000	$1,221,129
2006 Note	11/3/2006	10,000,000	12/26/2012		10,000,000	2,451,524
2007 Note	12/21/2007	2,300,000	5/5/2014		2,300,000	304,809
2009 Q1 Note	3/2/2009	400,000	3/3/2015		400,000	40,929
2009 Q2 Note	6/8/2009	500,000	6/9/2015		500,000	43,677
2009 Q3 Note	10/5/2009	400,000	10/14/2015		400,000	28,744
2010 Note	12/8/2009	1,500,000	3/16/2016		1,500,000	55,334
2011 Note	12/13/2010	1,500,000	5/2/2017		700,000	2,343

		$20,400,000			$19,600,000	$4,148,489

* On March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016.  No other terms of the 2005 Note were amended.

As of December 31, 2010

		Maximum			Amount	Accrued
Note		Principal	Maturity		Borrowed @	Interest @
Description	Date	Amount	Date		12/31/2010	12/31/2010

2005 Note	4/27/2005	$ 3,800,000	11/23/2011	*	$ 3,800,000	$1,116,596
2006 Note	11/3/2006	10,000,000	12/26/2012		10,000,000	2,192,301
2007 Note	12/21/2007	2,300,000	5/5/2014		2,300,000	250,580
2009 Q1 Note	3/2/2009	400,000	3/3/2015		400,000	31,750
2009 Q2 Note	6/8/2009	500,000	6/9/2015		500,000	32,357
2009 Q3 Note	10/5/2009	400,000	10/14/2015		400,000	19,818
2010 Note	12/8/2009	1,500,000	3/16/2016		1,100,000	24,391
2011 Note	12/13/2010	1,500,000	—		—	—

		$20,400,000			$18,500,000	$3,667,793

* On March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016.  No other terms of the 2005 Note were amended.

In addition to the borrowings noted above, in January 1995, Mr. Lenfest purchased from Science Dynamics Corporation, TelVue’s unsecured non-interest bearing note in the amount of $541,000 (the “Science Note”). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996.  The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis.  On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.  On March 23, 2011, the members of the Board of Directors of TelVue and Mr. Lenfest further extended the maturity date of the Science Note to January 1, 2016.

6.  RELATED PARTY TRANSACTIONS

See Note 5, included herein, for information of related party transactions between TelVue and its majority stockholder.

7.  FINANCIAL DATA BUSINESS SEGMENTS

The Company operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS® and PEG.TV™. TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats. The TelVue Princeton® HyperCaster™ builds on previous TelVue Internet Protocol Television server models for cable, Telco and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology. PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue’s second business segment is the marketing and service company which sells automatic number identification (“ANI”) telecommunication services to the cable television industry.

Summarized financial information by reporting segment as of and for each of the six months ended June 30, 2011 and 2010, is as follows:

Six months ended June 30, 2011	TPS	ANI	Total

Revenues	$1,935,489	$354,423	$2,289,912
Depreciation and amortization	128,811	7,283	136,094
Operating income/(loss)	(1,356,187)	214,406	(1,141,781)
Other income/(expense)	(417,148)	(63,449)	(480,597)
Net income/(loss)	(1,773,335)	150,957	(1,622,378)
Capital expenditures	81,970	—	81,970

Six months ended June 30, 2010	TPS	ANI	Total

Revenues	$1,364,594	$494,667	$1,859,261
Depreciation and amortization	471,192	69,480	540,672
Operating income/(loss)	(1,485,919)	270,389	(1,215,530)
Other income/(expense)	(361,051)	(72,228)	(433,279)
Net income/(loss)	(1,846,970)	198,161	(1,648,809)
Capital expenditures	31,808	—	31,808

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  All forward-looking statements involve risks and uncertainty, including, without limitation, TelVue’s ability to obtain sufficient cash to continue its operations, TelVue’s ability to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in this Quarterly Report on Form 10-Q.  These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that the Company undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. To the extent that the information presented in this Quarterly Report on Form 10-Q discusses financial projections, information or expectations about the Company’s products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW OF COMPANY

TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government (“PEG”) television stations; cable, Telco and satellite television providers; K-12 and higher education institutions; and professional broadcasters. TelVue delivers local programming to over thirty million homes nationwide; powers over 1,000 PEG television channels; provides leased access and local origination solutions to eight of the top ten Multi System Operators (“MSOs”) and the nation’s largest telephone company; and delivers on-campus local channels to over one million students on college campuses nationwide.

TelVue was incorporated as a Delaware corporation on November 26, 1986.  Until December 30, 1988, TelVue was a wholly owned subsidiary of Science Dynamics Corporation (“Science”). On that date, TelVue’s shares of common stock were distributed to Science’s shareholders of record as of December 30, 1988, on the basis of three shares of TelVue’s common stock for each share of Science’s common stock then outstanding.

TelVue operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations and services such as WEBUS® and PEG.TV™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue Princeton® HyperCaster™ builds on previous TelVue Internet Protocol Television server models for cable, Telco and professional markets by adding new support for streaming advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV.

WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV™ from any TelVue Princeton® server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand. TelVue’s Hosted Broadcasting solution allows broadcasters to deliver 24x7 linear channels including live programming via both Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment.

TelVue is currently marketing its products and services to cable and Telco MSOs, municipal governments, K-12 school districts, higher education institutions, and other broadcasters as a means of lowering cost, simplifying operations, and improving the quality of their local channels.

TPS products include:

TelVue Princeton® Digital Broadcaster B100
TelVue Princeton® Digital Broadcaster B1000
TelVue Princeton® Digital Broadcaster B3000
TelVue Princeton® Digital Video Archive Server S3000F
TelVue Princeton® Encoding Workstation C500W
TelVue Princeton® Encoding and Transcoding Workstation T7500E
TelVue Princeton® HyperCaster™
TelVue Turbo™ Workflow Accelerator

TPS services include:

WEBUS®	Automated broadcast digital signage display on TV Channel
WEBUS Inside™	WEBUS® integrated within TelVue Princeton® Servers
WEBLINX™	Automated WEBUS® message display on websites
VideoActives™	Real time, dynamic video content for channels
PEG.TV™	Internet Streaming and Video-on-Demand Service
CampusOneHD™	High-Definition Broadcast platform for the educational market
Hosted Broadcasting	24x7 hosting of linear channels

TelVue’s second and legacy business segment is the marketing and service company, which sells ANI telecommunication services to the cable television industry.  The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required.  TelVue provides the ANI service through the equipment it purchases.  TelVue’s equipment for providing the ANI service nationwide is located at TelVue’s National Data Center in Philadelphia, Pennsylvania.  TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Qwest.  TelVue believes it receives a favorable trunk usage rate from Qwest. TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand and as other video streaming options become more prevalent in the industry.

NEW PRODUCTS AND SERVICES

In the second quarter of 2011, TelVue announced that its PEG.TV™ Channel was available on Roku.  The Roku player is today’s most popular Internet connected Over-The-Top television device providing services to more than one million customers.  TelVue’s PEG.TV™ Community TV channel can now be found in the public Roku Channel Store, where it is free to the viewer.  Broadcasting in high-definition (“HD”) has been a challenge for many community broadcasters who have been producing HD content, but haven’t had a way to deliver it to television viewers.  TelVue’s PEG.TV™ Community TV channel on Roku supports HD and makes this possible.  Roku support makes TelVue’s PEG.TV™ service more attractive to broadcasters that are looking to deliver their content and channels to multiple screens and viewing platforms.

In the second quarter of 2011, TelVue also released TelVue Princeton® Hypercaster™ enhancements for more seamless traffic and billing integration, and improved stream processing.  These enhancements make the TelVue Princeton® Hypercaster™ more versatile for cable and Telco local origination applications.

CRITICAL ACCOUNTING POLICIES

In presenting its financial statements in conformity with accounting principles generally accepted in the United States, TelVue is required to make certain estimates and assumptions that affect the amounts reported therein.  Several of the estimates and assumptions the Company is required to make relate to matters that are inherently uncertain as they pertain to future events.  However, events that are outside of TelVue’s control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to TelVue’s results of operations, financial position and liquidity. TelVue believes that the estimates and assumptions used when preparing its financial statements were the most appropriate at that time.  Presented below are those accounting policies that TelVue believes require subjective and complex judgments that could potentially affect reported results.

Use of Estimates

TelVue’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, TelVue evaluates estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts.  TelVue bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, TelVue believes that its estimates, including those for the above described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns, and valuation allowances on deferred tax assets.

Intangible Assets

Intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton® and other equipment upon shipment of the equipment to its customers.  Revenues related to its WEBUS® and PEG.TV™ services are recognized on a monthly basis, being amortized over the term of the agreement.  TelVue also sells annual product maintenance plans covering equipment support and application upgrades.  The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. If the Company chose to recognize these revenues when payments were received under these agreements, then the Company would recognize more revenue in earlier periods and would not record any deferred revenues.  TelVue believes that its practice allows the Company to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles.  Revenue related to TelVue’s ANI service is recognized in the month the service is provided.

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

The above listing is not intended to be a comprehensive list of all of TelVue’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See TelVue’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS:

The following discussion deals with the increase in operating losses for the three months ended June 30, 2011, and the reduction in operating losses for the six months ended June 30, 2011, when compared to the same periods of 2010, and the reasons for the changes. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010.  TelVue also discusses the changes in TPS revenue and expenses.

	Three Months Ended
	June 30,	June 30,	$ Change	% Change
	2011	2010	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$1,042,772	$731,143	$311,629	42.6
ANI services	172,770	240,546	(67,776)	(28.2)

Cost of Revenues
TelVue products and services	572,928	339,384	(233,544)	(68.8)
ANI services	29,658	27,848	(1,810)	(6.5)

Operating Expenses
Selling and marketing	270,950	332,195	61,245	18.4
General and administrative	854,865	562,233	(292,632)	(52.0)
Depreciation and amortization	67,102	263,857	196,755	74.6

Operating Loss	(579,961)	(553,828)	(26,133)	(4.7)

Other Income (Expense)	(244,811)	(220,653)	(24,158)	(10.9)

Net Loss	$(824,772)	$(774,481)	$(50,291)	(6.5)

	Six Months Ended
	June 30,	June 30,	$ Change	% Change
	2011	2010	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$1,935,489	$1,364,594	$570,895	41.8
ANI services	354,423	494,667	(140,244)	(28.4)

Cost of Revenues
TelVue products and services	1,140,874	622,701	(518,173)	(83.2)
ANI services	61,222	68,634	7,412	10.8

Operating Expenses
Selling and marketing	552,413	655,646	103,233	15.7
General and administrative	1,541,090	1,187,138	(353,952)	(29.8)
Depreciation and amortization	136,094	540,672	404,578	74.8

Operating Loss	(1,141,781)	(1,215,530)	73,749	6.1

Other Income (Expense)	(480,597)	(433,279)	(47,318)	(10.9)

Net Loss	$(1,622,378)	$(1,648,809)	$26,431	1.6

The TPS segment had operating losses of $684,929 and $1,356,187 for the three and six months ended June 30, 2011, respectively, compared to operating losses of $694,489 and $1,485,919 for the three and six months ended June 30, 2010 primarily due to an increase in TPS segment revenue and savings in depreciation and amortization, offset by an increase in cost of sales and general and administrative expenses.  The ANI segment had operating income of $104,968 and $214,406 for the three and six months ended June 30, 2011, respectively, compared to $140,661 and $270,389 for the three and six months ended June 30, 2010. The decrease in operating income for the ANI segment was mainly a result of an anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment’s percentage of total forecasted revenues for the year, 13% of certain expenses were allocated to the ANI segment for the three and six months ended June 30, 2011, compared to an allocation percentage of 17% for the same periods of 2010.

Revenues

TPS revenues increased $311,629 and $570,895 for the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010. The majority of the revenue increases were attributed to a 61% increase in TelVue Princeton® equipment sales, which grew from $796,856 for the six months ended June 30, 2010 to $1,282,209 for the six months ended June 30, 2011. Additionally, there were increases in PEG.TV™ revenue, TelVue Princeton® support revenue and consulting revenue. These increases were offset by declines in sponsorship revenue related to the WEBUS® service, when comparing the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010.

TelVue has been shifting product, sales, and marketing resources to the cable, Telco, and professional broadcast markets that have not been as adversely affected by the economic downturn.  This strategy has been effective in counter-balancing the slow-down in the PEG and education markets and has created new opportunities for TelVue.  For the three and six months ended June 30, 2011, cable, Telco and professional accounted for 78% and 68% of TelVue Princeton® sales, respectively, while PEG and education accounted for 22% and 32% of TelVue Princeton® sales, respectively. While TelVue Princeton® equipment sales increased for the three and six months ended June 30, 2011, when compared to the same periods of 2010, further growth in sales was slowed by reduced municipal budgets impacting the PEG and K-12 educational market new system sales. The Company expects to see a modest increase in government and K-12 educational sales as new fiscal budgets are approved. TelVue has been able to partially offset the decline in new system sales in the PEG and education markets by focusing sales resources on add-on sales to existing customers including its TelVue Care maintenance and support service. Sales of TelVue Care service increased 53% and 37% for the three and six months ended June 30, 2011, respectively, when compared to the same periods of 2010.

TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy continues to recover during 2011.

ANI revenues decreased $67,776 and $140,244 for the three and six months ended June 30, 2011, when compared to the same periods of 2010.  While there was a $542 increase in pay-per-view revenue for the three months ended June 30, 2011 when compared to the same period of 2010, there was an expected decrease of $1,329 for the six months ended June 30, 2011, when compared to the same period of 2010, and pay-per-view plus revenue decreased $12,382 and $15,756 for the three and six months ended June 30, 2011 when compared to the same periods of 2010.  These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2010 (as discussed below). Additionally, there were decreases in feature revenue of $40,561 and $93,939 for the three and six months ended June 30, 2011, respectively, and decreases in data link revenue of $8,023 and $19,488, respectively, when comparing the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010.

As of June 30, 2011, the ANI service was serving approximately 1.0 million full-time cable subscribers compared to approximately 1.7 million full-time cable subscribers served as of June 30, 2010.  The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator's customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service.  As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment increased $233,544 and $518,173 for the three and six months ended June 30, 2011, respectively, when compared to the same periods of 2010, primarily as a result of higher cost of sales related to increased TelVue Princeton® sales, higher product discounts, higher consulting expenses and an increase in compensation related to the filling of a position that was open during the majority of the six months ended June 30, 2010.  Additionally, there was an increase in the purchase of ancillary computer supplies (i.e., cables, connectors, etc.) during the three and six months ended June 30, 2011, when compared to the same periods of 2010.  These non-inventory items are expensed when purchased.

ANI cost of revenues increased $1,810 for the three months ended June 30, 2011, when compared to the same period of 2010, primarily due to higher telecommunication expenses. For the six months ended June 30, 2011, ANI cost of revenues decreased $7,412, when compared to the same period of 2010, primarily due to savings in compensation, in addition to savings in speech recording expenses.

Selling and Marketing Expenses

Selling expenses related to the TPS segment decreased $61,245 and $103,233 for the three and six months ended June 30, 2011, respectively, when compared to the same periods of 2010.  This decrease was primarily the result of the elimination of consulting expenses. During the three and six months ended June 30, 2010, TelVue contracted outside sales representatives and an outside marketing consultant. There were no consultants providing sales related services during the three and six months ended June 30, 2011.

There were no selling expenses related to the ANI segment for the three and six months ended June 30, 2011 or the three and six months ended June 30, 2010.

General and Administrative Expenses

TPS general and administrative expenses increased $295,659 and $368,604 for the three and six months ended June 30, 2011, respectively, when compared to the same periods of 2010.  This increase was related to additional spending on research and development activities.  During the three and six months ended June 30, 2011, TelVue contracted the services of additional development consultants to assist in current product enhancements and new product development.  Additionally, there were executive search fees paid related to the hiring of two new development employees in 2011.  There was also an increase in accounting fees during the three and six months ended June 30, 2011, related to the new XBRL financial reporting requirement.

ANI general and administrative expenses decreased $3,027 and $14,652 for the three and six months ended June 30, 2011, respectively, when compared to the same periods of 2010, primarily as a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Depreciation and Amortization

Depreciation expense decreased $51,819 and $112,005 for the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010, as a result of prior capital purchases reaching the end of their depreciable lives. Depreciation accounted for 6% of total operating expenses for the three and six months ended June 30, 2011.  TelVue purchased $81,970 of equipment during the six months ended June 30, 2011 compared to $31,808 purchased during the six months ended June 30, 2010. All of the equipment purchased during the six months ended June 30, 2011 and 2010 was for equipment related to the TPS segment. Amortization expense decreased $144,936 and $292,573 for the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010, as a result of the December 31, 2010 intangible asset impairment determination and corresponding write-off.

Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June 30, 2011 and 2010 due to the Company’s operating losses and increased deferred tax asset valuation allowance. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry forward.  TelVue's federal net operating loss carry-forward was approximately $15,200,000 on a tax-reporting basis as of June 30, 2011 (see Note 4 of TelVue's accompanying condensed financial statements).

Net Loss

TelVue had net losses of $824,772 for the three months ended June 30, 2011, compared to net losses of $774,481 for the three months ended June 30, 2010, primarily due to increased development expenses during the period.  TelVue had net losses of $1,622,378 for the six months ended June 30, 2011, compared to net losses of $1,648,809 for the six months ended June 30, 2010, primarily due to lower gross margin on increased revenue for the six months and development expense increases.

Accounts Receivable and Allowance for Doubtful Accounts

As of June 30, 2011, TelVue had a net accounts receivable balance of $714,113, compared to $567,763 as of December 31, 2010. This increase was primarily due to increased sales for the six months ended June 30, 2011.

As of June 30, 2011, TelVue maintained a bad debt reserve in the amount of $14,574, compared to a reserve of $11,587 as of December 31, 2010.  The reserve was calculated based on management’s assessment of the current status of individual accounts.

TelVue's days of sales in average accounts receivable was 59 days at June 30, 2011, compared to 52 days at December 31, 2010. TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton® customers.  The Company has not changed its credit terms with its customers for its WEBUS® or ANI services.  A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton® equipment purchases.

Prepaid Expenses

As of June 30, 2011, TelVue had a prepaid expense balance of $37,073, compared to a balance of $16,298 as of December 31, 2010. This increase was primarily the result of paying in-full for the Company’s business insurance policies during the six months ended June 30, 2011.  The expense related to these policies is spread out evenly over the policy period.

Accrued Expenses

As of June 30, 2011, TelVue had an accrued expense balance of $170,148, compared to a balance of $107,786 as of December 31, 2010.  This increase was primarily due to a higher general expenses accrual than at December 31, 2010, in addition to a higher accrual for employee paid time off, as it is earned and accrued evenly throughout the year, while most employee vacations are taken in the second half of the year.

Deferred Service Revenue

As of June 30, 2011, TelVue had a deferred service revenue balance of $607,570, compared to a balance of $534,707 as of December 31, 2010.  This increase was primarily due to increased sales of TelVue Princeton® support and other services, for which the revenue is deferred and spread out over the contract period.

LIQUIDITY AND CAPITAL RESOURCES:

Going Concern and Management’s Plan

The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a “going concern,” which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $1,622,378 during the six months ended June 30, 2011, and as of that date, the Company’s total liabilities exceeded its total assets by $23,719,945. Those factors, as well as the Company’s reliance on financing from its majority stockholder (as discussed in Note 5), raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company secured an additional line of credit of $1,500,000 on December 13, 2010 and has modified its business plan to focus on equipment sales to the cable, Telco and professional broadcast markets. Funding TelVue’s future capital requirements will depend on numerous factors including, but not limited to, TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives.  While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing the accompanying financial statements, there can be no assurance that management will be successful.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Funding of Operations

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

As of June 30, 2011, TelVue had entered into eight Line of Credit Notes (the “Notes”) with Mr. Lenfest.  The purpose of these Notes is to fund expansion and operating deficits.  Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of June 30, 2011 and December 31, 2010, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest, dissolution or liquidation, and if TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and expire six years from the date of the first advance, unless extended or renewed.

The following table summarizes the activity related to the outstanding Notes as of June 30, 2011 and December 31, 2010:

As of June 30, 2011

		Maximum			Amount	Accrued
Note		Principal	Maturity		Borrowed @	Interest @
Description	Date	Amount	Date		6/30/2011	6/30/2011

2005 Note	4/27/2005	$ 3,800,000	1/1/2016	*	$ 3,800,000	$1,221,129
2006 Note	11/3/2006	10,000,000	12/26/2012		10,000,000	2,451,524
2007 Note	12/21/2007	2,300,000	5/5/2014		2,300,000	304,809
2009 Q1 Note	3/2/2009	400,000	3/3/2015		400,000	40,929
2009 Q2 Note	6/8/2009	500,000	6/9/2015		500,000	43,677
2009 Q3 Note	10/5/2009	400,000	10/14/2015		400,000	28,744
2010 Note	12/8/2009	1,500,000	3/16/2016		1,500,000	55,334
2011 Note	12/13/2010	1,500,000	5/2/2017		700,000	2,343

		$20,400,000			$19,600,000	$4,148,489

* On March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016.  No other terms of the 2005 Note were amended.

As of December 31, 2010

		Maximum			Amount	Accrued
Note		Principal	Maturity		Borrowed @	Interest @
Description	Date	Amount	Date		12/31/2010	12/31/2010

2005 Note	4/27/2005	$ 3,800,000	11/23/2011	*	$ 3,800,000	$1,116,596
2006 Note	11/3/2006	10,000,000	12/26/2012		10,000,000	2,192,301
2007 Note	12/21/2007	2,300,000	5/5/2014		2,300,000	250,580
2009 Q1 Note	3/2/2009	400,000	3/3/2015		400,000	31,750
2009 Q2 Note	6/8/2009	500,000	6/9/2015		500,000	32,357
2009 Q3 Note	10/5/2009	400,000	10/14/2015		400,000	19,818
2010 Note	12/8/2009	1,500,000	3/16/2016		1,100,000	24,391
2011 Note	12/13/2010	1,500,000	—		—	—

		$20,400,000			$18,500,000	$3,667,793

* On March 23, 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016.  No other terms of the 2005 Note were amended.

In addition to the borrowings noted above, in January 1995, Mr. Lenfest purchased from Science Dynamics Corporation, TelVue's unsecured non-interest bearing note in the amount of $541,000 (the “Science Note”). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996.  The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis.  On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.  On March 23, 2011, the members of the Board of Directors of TelVue and Mr. Lenfest further extended the maturity date of the Science Note to January 1, 2016.

TelVue's ability to fully fund its operating expenses has suffered due to the loss of a large number of its subscriber base for the ANI service.  As discussed above, TelVue anticipates a continued decrease in revenue and a decrease in net income for the ANI service.  In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. While there were no cancellations during the three months ended June 30, 2011, management believes that over time, continued erosion will occur in the subscriber base as the cable operators continue to move their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financings from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note, 2009 Q3 Note and 2010 Note have been exhausted.  As a result of this, TelVue secured the 2011 Note from Mr. Lenfest to help TelVue grow to a profitable level.  The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note, 2009 Q3 Note, 2010 Note and 2011 Note have helped to fund the growth of TelVue Products and Services. On May 2, 2011 and June 24, 2011, the Company borrowed $300,000 and $400,000 on the 2011 Note, respectively. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell its TPS business. However, there can be no assurance that its marketing efforts will be successful.

TelVue expects to see some continued adverse effects on new TPS system sales in 2011 due to the current economic conditions, primarily in the PEG and educational markets.  The Company anticipates some of this being offset by add-on sales to existing customers as well as its continued expansion into the cable, Telco, and professional broadcast markets.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $967,283 for the six months ended June 30, 2011, compared to $523,736 for the six months ended June 30, 2010.  The decrease in cash flow compared to 2010 was primarily due to less cash collections during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.  Higher cash collections during the six months ended June 30, 2010 were primarily the result of cash receipts related to an accounts receivable balance of $954,013 as of December 31, 2009, as opposed to a balance of $579,350 as of December 31, 2010.  Additionally, there were higher expenses paid related to increased development activities during the six months ended June 30, 2011, when compared to the same period of 2010.

TelVue had a cash balance of $241,201 as of June 30, 2011, compared to a balance of $156,669 as of June 30, 2010, primarily due to the factors listed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

TelVue, a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  TelVue's Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, TelVue's Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue's disclosure controls and procedures were adequate and effective to ensure that information regarding the Company is made known to its management, including its Chief Executive Officer and Treasurer (Controller), as appropriate to allow timely decisions regarding required disclosure and were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. During the quarterly period covered by this report, there were no changes in TelVue's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.  Exhibits.

31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2

Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2	Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELVUE CORPORATION

DATED: August 12, 2011	By:	/s/ Jesse Lerman
Jesse Lerman
President and Chief Executive Officer

DATED: August 12, 2011	By:	/s/ John Fell
John Fell
Treasurer-Controller

EXHIBIT INDEX

31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2

Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2	Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.