Form 10-Q
period 2011-09-30
TELVUE CORP
filed 2011-11-14
CIK 839443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of registrant’s common stock outstanding as of November 9, 2011: 48,778,144 shares.

TELVUE CORPORATION

INDEX

		PAGE
		NO.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2011 and September 30, 2010	4

	Condensed Statements of Operations (unaudited) for the nine months ended September 30, 2011 and September 30, 2010	5

	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and September 30, 2010	6

	Notes to Condensed Financial Statements (unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4. Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6. Exhibits	22

SIGNATURES		22

EXHIBIT INDEX		23

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TELVUE CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$86,097	$185,954
Accounts receivable – trade, net of allowance for doubtful accounts of $16,932 at September 30, 2011 and $11,587 at December 31, 2010	829,650	567,763
Receivable – other	35,532	—
Inventory	349,152	388,059
Prepaid expenses	24,045	16,298
TOTAL CURRENT ASSETS	1,324,476	1,158,074

PROPERTY AND EQUIPMENT	6,905,331	7,054,384
Less accumulated depreciation	6,617,329	6,671,853
PROPERTY AND EQUIPMENT, NET	288,002	382,531

OTHER ASSETS	10,916	19,665

TOTAL ASSETS	$1,623,394	$1,560,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$412,149	$309,056
Accrued expenses	150,759	107,786
Deferred service revenue	639,790	534,707
Other liabilities	1,455	1,995
TOTAL CURRENT LIABILITIES	1,204,153	953,544

LINES OF CREDIT – MAJORITY STOCKHOLDER	20,000,000	18,500,000

NOTE PAYABLE – MAJORITY STOCKHOLDER	541,000	541,000

ACCRUED INTEREST – MAJORITY STOCKHOLDER	4,405,196	3,667,793

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $1 par value, 6,900,000 shares authorized, no shares outstanding	—	—
TOTAL LIABILITIES	26,150,349	23,662,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000 shares authorized, 48,778,144 and 48,674,144 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	487,782	486,742
Additional paid-in capital	4,886,688	4,883,228
Accumulated deficit	(29,901,425)	(27,472,037)
	(24,526,955)	(22,102,067)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,623,394	$1,560,270

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2011	2010

REVENUES
TelVue products and services	$942,336	$648,387
ANI services	168,365	201,371
	1,110,701	849,758

COST OF REVENUES
TelVue products and services	490,012	408,133
ANI services	27,394	28,273
TOTAL COST OF REVENUES	517,406	436,406
GROSS MARGIN	593,295	413,352

OPERATING EXPENSES
Selling and marketing	265,706	293,221
General and administrative	812,830	528,556
Depreciation and amortization	65,132	251,050
	1,143,668	1,072,827
OPERATING LOSS	(550,373)	(659,475)

OTHER INCOME (EXPENSE)
Interest income	70	—
Interest expense-related party	(256,707)	(229,420)
TOTAL OTHER INCOME (EXPENSE)	(256,637)	(229,420)
LOSS BEFORE INCOME TAXES	(807,010)	(888,895)

INCOME TAX EXPENSE	—	—

NET LOSS	$(807,010)	$(888,895)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	48,778,144	48,571,155

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

REVENUES
TelVue products and services	$2,877,825	$2,012,981
ANI services	522,788	696,038
	3,400,613	2,709,019

COST OF REVENUES
TelVue products and services	1,630,886	1,030,832
ANI services	88,616	96,904
TOTAL COST OF REVENUES	1,719,502	1,127,736
GROSS MARGIN	1,681,111	1,581,283

OPERATING EXPENSES
Selling and marketing	818,119	948,870
General and administrative	2,353,920	1,715,690
Depreciation and amortization	201,226	791,724
	3,373,265	3,456,284
OPERATING LOSS	(1,692,154)	(1,875,001)

OTHER INCOME (EXPENSE)
Interest income	169	—
Interest expense-related party	(737,403)	(662,699)
TOTAL OTHER INCOME (EXPENSE)	(737,234)	(662,699)
LOSS BEFORE INCOME TAXES	(2,429,388)	(2,537,700)

INCOME TAX EXPENSE	—	—

NET LOSS	$(2,429,388)	$(2,537,700)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.05)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	48,734,041	48,564,849

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,429,388)	$(2,537,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,226	791,724
Accrued interest - majority stockholder	737,403	662,699
Changes in assets and liabilities:
Accounts receivable – trade	(261,887)	426,006
Receivable – other	(35,532)	—
Inventory	38,907	(136,212)
Prepaid expenses	(7,747)	(14,566)
Other assets	8,749	—
Accounts payable – trade	103,093	(207,400)
Accrued expenses	42,973	22,632
Deferred service revenue	105,083	(6,701)
Other liabilities	(540)	(394)
NET CASH USED IN OPERATING ACTIVITIES	(1,497,660)	(999,912)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(106,697)	(49,103)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from line of credit – majority stockholder	1,500,000	1,100,000
Issuance of common stock	4,500	999
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,504,500	1,100,999

NET CHANGE IN CASH AND CASH EQUIVALENTS	(99,857)	51,984

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185,954	112,213
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,097	$164,197

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Summary Financial Information and Results of Operations

The accompanying unaudited condensed financial statements of TelVue Corporation (“TelVue” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2011 and December 31, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 have been included.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Information included in the Condensed Balance Sheet as of December 31, 2010 has been derived from the Company’s audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K.

Going Concern and Management’s Plan

The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a “going concern,” which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $2,429,388 during the nine months ended September 30, 2011, and as of that date, the Company's total liabilities exceeded its total assets by $24,526,955. Those factors, as well as the Company's reliance on financing from its majority stockholder, H.F. (Gerry) Lenfest (as discussed in Note 5), raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company secured an additional line of credit of $1,500,000 on December 13, 2010, of which $400,000 remains available at September 30, 2011, and has modified its business plan to focus on equipment sales to the cable, telephone company ("Telco") and professional broadcast markets. Funding TelVue's future operating and capital requirements will depend on numerous factors including, but not limited to, the success of the modified business plan and TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing the accompanying financial statements, there can be no assurance that management will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassification

Certain prior period amounts are reclassified to conform with the current year’s presentation.

Intangible Assets

Intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise.  As of December 31, 2010, management determined that all intangible assets were impaired, and the Company recorded a non-cash impairment charge of $2,639,246.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

No income taxes or interest were paid during the nine months ended September 30, 2011 or 2010.

3.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock.  Diluted loss per common share is computed by dividing net loss, after the deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three and nine months ended September 30, 2011 and 2010, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.  The computations of diluted net income per share as of September 30, 2011 and December 31, 2010 exclude the shares underlying approximately nine million out-of-the-money options, because their inclusion would have been antidilutive for the periods presented.

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

The provisions for income tax from continuing operations for the three months ended September 30, 2011 and 2010 consisted of the following components:

	2011	2010
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	265,000	242,000
State	72,000	66,000
	337,000	308,000
Valuation allowance increase	(337,000)	(308,000)
	—	—
Total	$—	$—

The provisions for income tax from continuing operations for the nine months ended September 30, 2011 and 2010 consisted of the following components:

	2011	2010
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	710,000	688,000
State	192,000	188,000
	902,000	876,000
Valuation allowance increase	(902,000)	(876,000)
	—	—
Total	$—	$—

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2011 and 2010 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue’s net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $15,700,000 on a tax-reporting basis as of September 30, 2011. The carry-forward begins to expire on December 31, 2024.

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

5.  NOTES PAYABLE AND LINES OF CREDIT – MAJORITY STOCKHOLDER

Since 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue’s common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue’s majority stockholder, and from loans from Mr. Lenfest.

As of September 30, 2011, TelVue had entered into eight Line of Credit Notes (the “Notes”) with Mr. Lenfest.  The purpose of these Notes is to fund expansion and operating deficits.  Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of September 30, 2011 and December 31, 2010, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest, dissolution or liquidation, and if TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and expire six years from the date of the first advance, unless extended or renewed.

The following table summarizes the activity related to the outstanding Notes as of September 30, 2011 and December 31, 2010:

As of September 30, 2011

		Maximum			Amount	Accrued
Note		Principal	Maturity		Borrowed @	Interest @
Description	Date	Amount	Date		9/30/2011	9/30/2011

2005 Note	4/27/2005	$ 3,800,000	1/1/2016	*	$ 3,800,000	$1,275,109
2006 Note	11/3/2006	10,000,000	12/26/2012		10,000,000	2,585,386
2007 Note	12/21/2007	2,300,000	5/5/2014		2,300,000	332,812
2009 Q1 Note	3/2/2009	400,000	3/3/2015		400,000	45,669
2009 Q2 Note	6/8/2009	500,000	6/9/2015		500,000	49,522
2009 Q3 Note	10/5/2009	400,000	10/14/2015		400,000	33,353
2010 Note	12/8/2009	1,500,000	3/16/2016		1,500,000	72,055
2011 Note	12/13/2010	1,500,000	5/2/2017		1,100,000	11,290

		$20,400,000			$20,000,000	$4,405,196

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

Summarized financial information by reporting segment for each of the nine months ended September 30, 2011 and 2010, is as follows:

Nine months ended September 30, 2011	TPS	ANI	Total

Revenues	$2,877,825	$522,788	$3,400,613
Depreciation and amortization	190,077	11,149	201,226
Operating income/(loss)	(2,018,289)	326,135	(1,692,154)
Other income/(expense)	(639,918)	(97,316)	(737,234)
Net income/(loss)	(2,658,207)	228,819	(2,429,388)
Capital expenditures	106,697	—	106,697

Nine months ended September 30, 2010	TPS	ANI	Total

Revenues	$2,012,981	$696,038	$2,709,019
Depreciation and amortization	692,964	98,760	791,724
Operating income/(loss)	(2,255,679)	380,678	(1,875,001)
Other income/(expense)	(552,227)	(110,472)	(662,699)
Net income/(loss)	(2,807,906)	270,206	(2,537,700)
Capital expenditures	49,103	—	49,103

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

WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV™ from any TelVue Princeton® server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand. TelVue CloudCast™ allows broadcasters to deliver 24x7 linear channels including live programming via both Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment.

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
TelVue Princeton® Digital Broadcaster B3000
TelVue Princeton® Digital Video Archive Server S3000F
TelVue Princeton® Encoding Workstation C500W
TelVue Princeton® Encoding and Transcoding Workstation T7500E
TelVue Princeton® HyperCaster™
TelVue Turbo™ Workflow Accelerator
CampusOneHD™ High-Definition Broadcast Platform

TPS services include:

WEBUS®	Automated broadcast digital signage display on TV Channel
WEBUS Inside™	WEBUS® integrated within TelVue Princeton® Servers
WEBLINX™	Automated WEBUS® message display on websites
VideoActives™	Real time, dynamic video content for channels
PEG.TV™	Internet Streaming and Video-on-Demand Service
TelVue Connect™	Cloud video service for content contribution
TelVue CloudCast™	Hosting of 24x7 linear and streaming channels

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

NEW PRODUCTS AND SERVICES

In the third quarter of 2011, TelVue introduced TelVue Connect™, a cloud video service for multi-user content contribution, transcoding and scheduling.  TelVue Connect™ allows operators to avoid the cost and time investment in dedicated facilities and equipment for on-premise media drop-off and encoding and outsources the entire process to the cloud.  TelVue Connect™ uses the cloud to handle large media file uploads, transcoding, content management, content deliver to destination networks and channel scheduling.  In the TelVue Connect™ cloud, content is automatically converted to the proper format and delivered to the operator’s broadcast server.  TelVue Princeton™ and Hypercaster™ full integration with TelVue Connect™ means that the operator can schedule local contributor series into pre-assigned time slots using flexible rules and recurring patterns such as “once a week at 8PM.”  This allows contributors to self-manage their episodes within a series, effectively distributing the channel scheduling task amongst the contributors.  TelVue Connect™ enables new revenue streams through the partitioning and assignment of channels for different content formats, such as long-form and advertiser supported local event broadcasts.

TelVue also announced the availability of a new TelVue Hypercaster™ model, the B1000 Hypercaster™ that supports up to 20 IP origination broadcast channels in a single unit of rack space.  The B1000 Hypercaster™ offers improved density and increased storage when compared to the B3000 Hypercaster™.  TelVue also released new Hypercaster™ features including support for variable bit rate content to support a wider range of content and stream formats, IP capture that enables the simultaneous broadcast of live network streams and recording to hard drive for archival and rebroadcast, and enhanced stream processing for digital ad-insertion and interactive TV applications.

In the third quarter of 2011, TelVue rebranded its Hosted Broadcasting service as TelVue CloudCast™.  TelVue CloudCast™ allows broadcasters and media companies to launch professional 24X7 television channels without having to own, operate, or maintain any playback or distribution equipment.  Channels are managed via the Internet using a web browser.  TelVue CloudCast™ can deliver channels to multiple platforms including traditional cable, Telco and satellite networks via Interconnect, and to mobile devices, PC’s, Macs, iPads, and over-the-top set top boxes such as Roku.

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

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton® and other equipment upon shipment of the equipment to its customers.  Revenues related to its WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™ services are recognized on a monthly basis, being amortized over the term of the agreement.  TelVue also sells annual product maintenance plans covering equipment support and application upgrades.  The revenue related to these plans is recognized on a straight-line basis over the term being covered by the plan. If the Company chose to recognize these revenues when payments were received under these agreements, then the Company would recognize more revenue in earlier periods and would not record any deferred revenues.  TelVue believes that its practice allows the Company to better match revenues with the expenses related to providing these services over the term of the agreements and, accordingly, is a better reflection of generally accepted accounting principles.  Revenue related to TelVue’s ANI service is recognized in the month the service is provided.

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

RESULTS OF OPERATIONS:

The following discussion deals with the reduction in operating losses for the three and nine months ended September 30, 2011, when compared to the same periods of 2010, and the reasons for the changes. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010.  TelVue also discusses the changes in TPS revenue and expenses.

Detailed financial information for each of the three and nine months ended September 30, 2011 and 2010, is as follows:

	Three Months Ended
	September 30,	September 30,	$ Change	% Change
	2011	2010	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$942,336	$648,387	$293,949	45.3
ANI services	168,365	201,371	(33,006)	(16.4)

Cost of Revenues
TelVue products and services	490,012	408,133	(81,879)	(20.1)
ANI services	27,394	28,273	879	3.1

Operating Expenses
Selling and marketing
TelVue products and services	265,706	293,221	27,515	9.4
ANI services	—	—	—	—
General and administrative
TelVue products and services	787,454	495,024	(292,430)	(59.1)
ANI services	25,376	33,532	8,156	24.3
Depreciation and amortization
TelVue products and services	61,266	221,770	160,504	72.4
ANI services	3,866	29,280	25,414	86.8

Operating Loss	(550,373)	(659,475)	109,102	16.5

Other Income (Expense)	(256,637)	(229,420)	(27,217)	(11.9)

Net Loss	$(807,010)	$(888,895)	$81,885	9.2

	Nine Months Ended
	September 30,	September 30,	$ Change	% Change
	2011	2010	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$2,877,825	$2,012,981	$864,844	43.0
ANI services	522,788	696,038	(173,250)	(25.0)

Cost of Revenues
TelVue products and services	1,630,886	1,030,832	(600,054)	(58.2)
ANI services	88,616	96,904	8,288	8.6

Operating Expenses
Selling and marketing
TelVue products and services	818,119	948,870	130,751	13.7
ANI services	—	—	—	—
General and administrative
TelVue products and services	2,257,032	1,595,994	(661,038)	(41.4)
ANI services	96,888	119,696	22,808	19.1
Depreciation and amortization
TelVue products and services	190,077	692,964	502,887	72.6
ANI services	11,149	98,760	87,611	88.7

Operating Loss	(1,692,154)	(1,875,001)	182,847	9.8

Other Income (Expense)	(737,234)	(662,699)	(74,535)	(11.2)

Net Loss	$(2,429,388)	$(2,537,700)	$108,312	4.3

Additional financial information by reporting segment for each of the three and nine months ended September 30, 2011 and 2010, is as follows:

	TelVue products and services		ANI services
Three months ended September 30,	2011	2010	2011	2010

Operating income/(loss)	$(662,102)	$(769,764)	$111,729	$110,289
Other income/(expense)	$(222,770)	$(191,176)	$(33,867)	$(38,244)
Net income/(loss)	$(884,872)	$(960,940)	$77,862	$72,045
Capital expenditures	$24,727	$17,295	$—	$—

	TelVue products and services		ANI services
Nine months ended September 30,	2011	2010	2011	2010

Operating income/(loss)	$(2,018,289)	$(2,255,679)	$326,135	$380,678
Other income/(expense)	$(639,918)	$(552,227)	$(97,316)	$(110,472)
Net income/(loss)	$(2,658,207)	$(2,807,906)	$228,819	$270,206
Capital expenditures	$106,697	$49,103	$—	$—

The TPS segment had operating losses of $662,102 and $2,018,289 for the three and nine months ended September 30, 2011, respectively, compared to operating losses of $769,764 and $2,255,679 for the three and nine months ended September 30, 2010 primarily due to an increase in TPS segment revenue and savings in depreciation and amortization, offset by an increase in cost of sales and general and administrative expenses.  The ANI segment had operating income of $111,729 and $326,135 for the three and nine months ended September 30, 2011, respectively, compared to $110,289 and $380,678 for the three and nine months ended September 30, 2010. The decrease in operating income for the ANI segment was mainly a result of an anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment’s percentage of total forecasted revenues for the year, 13% of certain expenses were allocated to the ANI segment for the three and nine months ended September 30, 2011, compared to an allocation percentage of 17% for the same periods of 2010.

Revenues

TPS revenues increased $293,949 and $864,844 for the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010. The majority of the revenue increases were attributed to a 59% increase in TelVue Princeton® equipment sales, which grew from $1,184,605 for the nine months ended September 30, 2010 to $1,887,258 for the nine months ended September 30, 2011.  This increase is attributed to expansion of the customer base and additional sales to existing customers.  Prices remain consistent with prior periods and the fluctuation is based on volume only.  Additionally, there were increases in PEG.TV™ revenue, TelVue Princeton® support revenue and consulting revenue. These increases were offset by declines in sponsorship revenue related to the WEBUS® service, when comparing the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010.

TelVue has been shifting product, sales, and marketing resources to the cable, Telco, and professional broadcast markets that have not been adversely affected by the economic downturn.  This strategy has been effective in counter-balancing the slow-down in the PEG and education markets and has created new opportunities for TelVue.  For the three and nine months ended September 30, 2011, cable, Telco and professional broadcast markets accounted for 38% and 59% of TelVue Princeton® sales, respectively, while PEG and education accounted for 62% and 41% of TelVue Princeton® sales, respectively. While TelVue Princeton® equipment sales increased for the three and nine months ended September 30, 2011, when compared to the same periods of 2010, further growth in sales was slowed by reduced municipal budgets impacting the PEG and K-12 educational market new system sales. The Company expects to see a modest increase in government and K-12 educational sales as new fiscal budgets are approved. During the three months ended September 30, 2011, TelVue saw an increase in PEG orders.  TelVue has been able to partially offset the slower growth in new system sales in the PEG and education markets by focusing sales resources on add-on sales to existing customers including its TelVue Care maintenance and support service. Sales of TelVue Care service increased 34% and 36% for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of 2010.

TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy continues to recover during the remainder of 2011.

ANI revenues decreased $33,006 and $173,250 for the three and nine months ended September 30, 2011, when compared to the same periods of 2010.  While there were $1,437 and $109 increases in pay-per-view revenue for the three and nine months ended September 30, 2011 when compared to the same period of 2010, there was an expected decrease of $5,646 and $21,402 in pay-per-view plus revenue for the three and nine months ended September 30, 2011, when compared to the same period of 2010.  These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2010 (as discussed below). Additionally, there were decreases in feature revenue of $15,261 and $109,221 for the three and nine months ended September 30, 2011, respectively, and decreases in data link revenue of $6,563 and $26,052, respectively, when comparing the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010, primarily due to a decline in the number of ANI subscribers (as discussed below).

As of September 30, 2011, the ANI service was serving approximately 1.0 million full-time cable subscribers compared to approximately 1.1 million full-time cable subscribers served as of September 30, 2010.  During the three and nine months ended September 30, 2011, there were 61,104 ANI subscriber cancellations and no new additions.  The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator's customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service.  As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Cost of revenues for the TPS segment increased $81,879 and $600,054 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of 2010, primarily as a result of higher cost of sales related to increased TelVue Princeton® sales, higher product discounts, higher consulting expenses and an increase in compensation related to the filling of a position that was open during part of the nine months ended September 30, 2010, but filled for the entire nine months ended September 30, 2011.  Additionally, there was an increase in the purchase of ancillary computer supplies (i.e., cables, connectors, etc.) during the three and nine months ended September 30, 2011, when compared to the same periods of 2010.  These non-inventory items are expensed when purchased.

ANI cost of revenues decreased $879 and $8,288 for the three and nine months ended September 30, 2011, when compared to the same periods of 2010, primarily due to savings in speech recording expense related to this segment, in addition to lower compensation expenses when comparing these periods.

Selling and Marketing Expenses

Selling expenses related to the TPS segment decreased $27,515 and $130,751 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of 2010.  This decrease was primarily the result of the elimination of consulting expenses. During the three and nine months ended September 30, 2010, TelVue contracted outside sales representatives and an outside marketing consultant. There were no consultants providing sales related services during the three and nine months ended September 30, 2011.

There were no selling expenses related to the ANI segment for the three and nine months ended September 30, 2011 or the three and nine months ended September 30, 2010.

General and Administrative Expenses

TPS general and administrative expenses increased $292,430 and $661,038 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of 2010.  This increase was related to additional spending on research and development activities.  During the three and nine months ended September 30, 2011, TelVue contracted the services of additional development consultants to assist in current product enhancements and new product development.  Additionally, there were executive search fees paid related to the hiring of two new development employees in 2011.  There was also an increase in accounting fees during the three and nine months ended September 30, 2011, related to the new XBRL financial reporting requirement.

ANI general and administrative expenses decreased $8,156 and $22,808 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of 2010, primarily as a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Depreciation and Amortization

Depreciation expense decreased $40,598 and $152,606 for the three and nine months ended September 30, 2011 when compared to the three and nine months ended September 30, 2010, as a result of prior capital purchases reaching the end of their depreciable lives. Depreciation accounted for 6% of total operating expenses for the three and nine months ended September 30, 2011.  TelVue purchased $106,697 of equipment during the nine months ended September 30, 2011 compared to $49,103 purchased during the nine months ended September 30, 2010. All of the equipment purchased during the nine months ended September 30, 2011 and 2010 was for equipment related to the TPS segment. Amortization expense decreased $145,320 and $437,892 for the three and nine months ended September 30, 2011 when compared to the three and nine months ended September 30, 2010, as a result of the December 31, 2010 intangible asset impairment determination and corresponding write-off.

Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2011 and 2010 due to the Company’s operating losses and increased deferred tax asset valuation allowance. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue's net operating loss carry-forward. TelVue's federal net operating loss carry-forward was approximately $15,700,000 on a tax-reporting basis as of September 30, 2011 (see Note 4 of TelVue's accompanying condensed financial statements).

Net Loss

TelVue had net losses of $807,010 and $2,429,388 for the three and nine months ended September 30, 2011 respectively, compared to net losses of $888,895 and $2,537,700 for the three and nine months ended September 30, 2010. These decreases in net losses were primarily due to revenue increases outweighing higher development expenses during the three and nine months ended September 30, 2011, when compared to the same period in 2010.

Accounts Receivable-Trade and Allowance for Doubtful Accounts

As of September 30, 2011, TelVue had a net accounts receivable-trade balance of $829,650, compared to $567,763 as of December 31, 2010. This increase was primarily due to increased TPS segment sales for the nine months ended September 30, 2011, offset by cash collections during this period.  Management reviews and assesses the status of customer accounts on a regular basis and had established a bad debt reserve in the amount of $16,932 and $11,587 as of September 30, 2011 and December 31, 2010, respectively.

TelVue's days of sales in average accounts receivable was 65 days at September 30, 2011, compared to 52 days at December 31, 2010.  This increase was partially attributed to slower customer payments than in prior periods as a result of current economic conditions.  TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton® customers.  The Company has not changed its credit terms with its customers for its WEBUS® or ANI services.  A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton® equipment purchases.

Receivable-Other

On September 28, 2011, TelVue's office location at 16000 Horizon Way in Mt. Laurel, NJ suffered a loss due to a burst water pipe in the ceiling of this location. While this event did not disrupt business operations, there were losses of office equipment in addition to TPS product inventory. All of the equipment lost had a net book value of zero. The inventory loss was valued at approximately $36,000 and is covered by insurance. A claim has been filed with TelVue's insurance carrier and the expected proceeds have been recorded as a receivable.

Prepaid Expenses

As of September 30, 2011, TelVue had a prepaid expense balance of $24,045, compared to a balance of $16,298 as of December 31, 2010. This increase was primarily the result of paying in-full for the Company’s business insurance policies during the nine months ended September 30, 2011.  The expense related to these policies is spread out evenly over the policy period.

Accounts Payable-Trade

As of September 30, 2011, TelVue had a net accounts payable-trade balance of $412,149, compared to a balance of $309,056 as of December 31, 2010.   This increase was primarily a result of payments due to development consultants contracted during the nine months ended September 30, 2011, while there were none as of December 31, 2010, as well as increased inventory purchases required to fulfill sales orders.

Accrued Expenses

As of September 30, 2011, TelVue had an accrued expense balance of $150,759, compared to a balance of $107,786 as of December 31, 2010.  This increase was primarily due to a higher general expenses accrual than at December 31, 2010, in addition to a higher accrual for employee paid time off, as it is earned and accrued evenly throughout the year, while most employee vacations are taken in the second half of the year.

Deferred Service Revenue

As of September 30, 2011, TelVue had a deferred service revenue balance of $639,790, compared to a balance of $534,707 as of December 31, 2010.  This increase was primarily due to increased sales of TelVue Princeton® support and other services, for which the revenue is deferred and spread out over the contract period.

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

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $2,429,388 during the nine months ended September 30, 2011, and as of that date, the Company's total liabilities exceeded its total assets by $24,526,955. Those factors, as well as the Company's reliance on financing from its majority stockholder (as discussed in Note 5), raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company secured an additional line of credit of $1,500,000 on December 13, 2010, of which $400,000 remains available at September 30, 2011, and has modified its business plan to focus on equipment sales to the cable, Telco and professional broadcast markets. Funding TelVue's future operating and capital requirements will depend on numerous factors including, but not limited to, the success of the modified business plan and TelVue receiving continued financial support from Mr. Lenfest, which he has not committed to provide at this time, or seeking other alternatives. While management is working toward mitigating the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing the accompanying financial statements, there can be no assurance that management will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Funding of Operations

Since 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue's common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue's majority stockholder, and from loans from Mr. Lenfest.

As of September 30, 2011, TelVue had entered into eight Line of Credit Notes (the “Notes”) with Mr. Lenfest.  The purpose of these Notes is to fund expansion and operating deficits.  Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of September 30, 2011 and December 31, 2010, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest, dissolution or liquidation, and if TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and expire six years from the date of the first advance, unless extended or renewed.

The following table summarizes the activity related to the outstanding Notes as of September 30, 2011 and December 31, 2010:

As of September 30, 2011

		Maximum			Amount	Accrued
Note		Principal	Maturity		Borrowed @	Interest @
Description	Date	Amount	Date		9/30/2011	9/30/2011

2005 Note	4/27/2005	$ 3,800,000	1/1/2016	*	$ 3,800,000	$1,275,109
2006 Note	11/3/2006	10,000,000	12/26/2012		10,000,000	2,585,386
2007 Note	12/21/2007	2,300,000	5/5/2014		2,300,000	332,812
2009 Q1 Note	3/2/2009	400,000	3/3/2015		400,000	45,669
2009 Q2 Note	6/8/2009	500,000	6/9/2015		500,000	49,522
2009 Q3 Note	10/5/2009	400,000	10/14/2015		400,000	33,353
2010 Note	12/8/2009	1,500,000	3/16/2016		1,500,000	72,055
2011 Note	12/13/2010	1,500,000	5/2/2017		1,100,000	11,290

		$20,400,000			$20,000,000	$4,405,196

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

TelVue's ability to fully fund its operating expenses has suffered due to the loss of a large number of its subscriber base for the ANI service.  As discussed above, TelVue anticipates a continued decrease in revenue and a decrease in net income for the ANI service.  In order to continue to fund a majority of its ANI operating expenses, TelVue needs to retain its current subscriber base level. During the three and nine months ended September 30, 2011, there were 61,104 ANI subscriber cancellations and no new additions.  Management believes that over time, continued erosion will occur in the subscriber base as the cable operators continue to move their subscribers onto two-way digital service.

TelVue has been, and continues to be, dependent upon Mr. Lenfest for funds to pay the majority of operating and capital expenditures. As discussed above, the financings from Mr. Lenfest under the 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note, 2009 Q3 Note and 2010 Note have been exhausted.  As a result of this, TelVue secured the 2011 Note from Mr. Lenfest to help TelVue grow to a profitable level.  The 2005 Note, 2006 Note, 2007 Note, 2009 Q1 Note, 2009 Q2 Note, 2009 Q3 Note, 2010 Note and 2011 Note have helped to fund the growth of TelVue Products and Services. On May 2, 2011, June 24, 2011 and September 1, 2011, the Company borrowed $300,000, $400,000 and $400,000 on the 2011 Note, respectively. While maintaining the ANI pay-per-view ordering business, TelVue intends to continue to aggressively market and sell its TPS business. However, there can be no assurance that its marketing efforts will be successful.

While the Company has seen growth in TPS equipment sales, TelVue expects to see some continued adverse effects on TPS system sales in 2011 due to the current economic conditions, primarily in the PEG and educational markets.  The Company anticipates some of this being offset by add-on sales to existing customers as well as its continued expansion into the cable, Telco, and professional broadcast markets.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $1,497,660 for the nine months ended September 30, 2011, compared to $999,912 for the nine months ended September 30, 2010.  The decrease in cash flow compared to 2010 was primarily due to less cash collections during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  Higher cash collections during the nine months ended September 30, 2010 were primarily the result of cash receipts related to an accounts receivable balance of $954,013 as of December 31, 2009, as opposed to a balance of $579,350 as of December 31, 2010. Additionally, there were higher expenses paid related to increased development activities and increased inventory purchases during the nine months ended September 30, 2011, when compared to the same period of 2010.

TelVue had a cash balance of $86,097 as of September 30, 2011, compared to a balance of $164,197 as of September 30, 2010, primarily due to the factors listed above.

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

TELVUE CORPORATION

DATED: November 14, 2011	By:	/s/ Jesse Lerman
Jesse Lerman
President and Chief Executive Officer

DATED: November 14, 2011	By:	/s/ John Fell
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