Form 10-K
period 2011-12-31
TELVUE CORP
filed 2012-03-30
CIK 839443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [_]    No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based on a per share average bid and asked price of $50.00 (as adjusted for the reverse stock split discussed in herein) was $2,589,568.

Number of shares of registrant’s common stock outstanding as of March 21, 2012: 615,374 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s year end at December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  All forward-looking statements involve risks and uncertainty, including, without limitation, the ability of TelVue Corporation (“TelVue” or the “Company”) to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements may include declarations regarding TelVue’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements which are intended to be among the statements that are forward-looking statements. As such statements reflect the reality of risk and uncertainty that is inherent in TelVue’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that TelVue undertakes no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. To the extent that the information presented in this Annual Report on Form 10-K for the year ended December 31, 2011 discusses financial projections, information or expectations about TelVue’s products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

GENERAL

TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for public, education and government (“PEG”) television stations; cable, telephone company (“Telco”) and satellite television providers; K-12 and higher education institutions; and professional broadcasters. TelVue delivers local programming to over thirty million homes nationwide; powers over 1,250 PEG and campus television channels; provides leased access and local origination solutions to eight of the top ten Multi System Operators (“MSOs”) and the nation’s largest telephone company; and delivers on-campus local channels to over one million students on college campuses nationwide.

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

TelVue operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations, the TelVue HyperCaster™ Internet Protocol (IP) broadcast server, and services such as WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue HyperCaster™  Television server models for cable, Telco and professional broadcasters supports streaming cable standard (MPEG-2 Transport) and advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV™ from any TelVue Princeton® server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand.

WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet.  TelVue Connect™ is a cloud-based, multi-user contribution, transcoding, scheduling and distribution application that simplifies broadcast channel management.  TelVue Connect™ allows operators to avoid the cost and time investment in dedicated facilities and equipment for on-premise media drop-off and encoding and outsources the entire process to the cloud.  TelVue CloudCast™ allows broadcasters to deliver 24x7 linear channels including live programming via both multi-screen Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment.

TelVue is currently marketing its products and services to cable and Telco MSOs, municipal governments, K-12 school districts, higher education institutions, and other broadcasters as a means of lowering cost, simplifying operations, and improving the quality of their video channels.

TPS products include:

TelVue Princeton® Digital Broadcaster B100
TelVue Princeton® Digital Broadcaster B3000
TelVue Princeton® Digital Video Archive Server S3000F
TelVue Princeton® Encoding Workstation C500W
TelVue Princeton® Encoding and Transcoding Workstation T7500E
TelVue HyperCaster™
TelVue Turbo™ Workflow Accelerator
CampusOneHD™ High-Definition Broadcast Platform

TPS services include:

WEBUS®	Automated broadcast digital signage display on TV Channel
WEBUS Inside™	WEBUS® integrated within TelVue Princeton® Servers
WEBLINX®	Automated WEBUS® message display on websites
VideoActives™	Real time, dynamic video content for channels
PEG.TV™	Internet Streaming and Video-on-Demand Service
TelVue Connect™	Cloud video service for multi-user content contribution and scheduling
TelVue CloudCast™	Hosting of 24x7 linear and streaming channels

TelVue’s second and legacy business segment is the marketing and service company, which sells automatic number identification (“ANI”) telecommunication services to the cable television industry.  The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required.  TelVue provides the ANI service through the equipment it purchases.  TelVue’s equipment for providing the ANI service nationwide is located at TelVue’s National Data Center in Philadelphia, Pennsylvania.  TelVue serves cable television systems across the United States via trunk lines and data circuits that it currently leases from Qwest.  TelVue believes it receives a favorable trunk usage rate from Qwest. TelVue expects continued loss of its subscriber base for the ANI service as digital, interactive two-way services are offered by cable, satellite, and broadband service providers for Video-on-Demand and as other video streaming options become more prevalent in the industry.

NEW PRODUCTS AND SERVICES

All of the new product and service activities in 2011 related solely to the TPS segment.

In the first quarter of 2011, TelVue added capacity to its National Data Center to support its new Hosted Broadcasting services. Hosted Broadcasting allows broadcasters to deliver 24x7 linear channels including live programming via both Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment. TelVue’s Hosted Broadcasting can deliver channels natively as well as turn-around existing satellite channels. TelVue Hosted Broadcasting is in use today by the largest Telco for local origination programming. Hosted Broadcasting is a way for broadcasters and media companies launching new channels to build an audience on the Internet before expanding to traditional delivery, and is a cost-efficient way for communities and operators to launch and maintain local origination and leased access channels.

In the second quarter of 2011, TelVue announced that its PEG.TV™ Channel was available on Roku.  The Roku player is today’s most popular Internet connected Over-The-Top television device providing services to more than two million customers.  TelVue’s PEG.TV™ Community TV channel can now be found in the public Roku Channel Store, where it is free to the viewer.  Broadcasting in high-definition (“HD”) has been a challenge for many community broadcasters who have been producing HD content, but have not had a way to deliver it to television viewers.  TelVue’s PEG.TV™ Community TV channel on Roku supports HD and makes this possible.  Roku support makes TelVue’s PEG.TV™ service more attractive to broadcasters that are looking to deliver their content and channels to multiple screens and viewing platforms.

Also in the second quarter of 2011, TelVue released TelVue HyperCaster™ enhancements for more seamless traffic and billing integration, and improved stream processing.  These enhancements make the TelVue HyperCaster™ more versatile for cable and Telco local origination applications.

In the third quarter of 2011, TelVue introduced TelVue Connect™, a cloud video service for multi-user content contribution, transcoding and scheduling.  TelVue Connect™ allows operators to avoid the cost and time investment in dedicated facilities and equipment for on-premise media drop-off and encoding and outsources the entire process to the cloud.  TelVue Connect™ uses the cloud to handle large media file uploads, transcoding, content management, content delivery to destination networks and channel scheduling.  In the TelVue Connect™ cloud, content is automatically converted to the proper format and delivered to the operator’s broadcast server.  TelVue Princeton® and HyperCaster™ full integration with TelVue Connect™ means that the operator can schedule local contributor series into pre-assigned time slots using flexible rules and recurring patterns such as “once a week at 8PM.”  This allows contributors to self-manage their episodes within a series, effectively distributing the channel scheduling task amongst the contributors.  TelVue Connect™ enables new revenue streams through the partitioning and assignment of channels for different content formats, such as long-form and advertiser supported local event broadcasts.

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

Also in the third quarter of 2011, TelVue rebranded its Hosted Broadcasting service as TelVue CloudCast™.  TelVue CloudCast™ allows broadcasters and media companies to launch professional 24X7 television channels without having to own, operate, or maintain any playback or distribution equipment.  Channels are managed via the Internet using a web browser.  TelVue CloudCast™ can deliver channels to multiple platforms including traditional cable, Telco and satellite networks via Interconnect, and to mobile devices, PC’s, Macs, iPads, and over-the-top set top boxes such as Roku.

PATENTS

TelVue has developed and has in service a system that allows subscribers to order pay-per-view movies and events from their provider using the Internet.  TelVue holds United States Patent No. 6,286,139, issued September 4, 2001 related to this system.

As a result of TelVue’s acquisition of Princeton Server Group, Inc. (“PSG”) in 2007, the Company acquired four pending patents filed prior to March 12, 2007 for various improvements related to digital video servers and a system for self-service digital media broadcast.  The patents acquired with the PSG acquisition have all been written off.

TelVue has developed and has in service systems that allow for multimedia data stream splicing and re-streaming.  TelVue filed two provisional patents related to these systems in 2010.

TelVue also filed a provisional patent for a system for adaptive bit rate advertisement insertion in 2011.

TRADEMARKS

TelVue currently holds the following registered trademarks:

•	TelVue®
•	TelVue Princeton®
•	TelVue Virtual Television Networks®
•	Princeton Server Group®
•	WEBUS®
•	WEBLINX®
•	Turn it On®
•	WEB-EM®

SALES OF PRODUCTS AND SERVICES

To expand its sales reach, TelVue complements its internal sales staff with a third-party reseller network.  This method broadens TelVue’s sales reach by employing both local and national resellers to create sales opportunities, supported by TelVue’s internal sales staff, which increases sales while reducing and delaying some sales expenses until a sale is consummated.  To date, 16 resellers have been contracted.  To help expedite the impact of the Company’s reseller relationships, in March 2009, TelVue launched a Partner Resource Center on its website that includes training materials, videos, and sales tools to assist TelVue’s resellers.

Additionally, in November 2008, TelVue reached an agreement with a leading U.S. designer, manufacturer, and supplier of a comprehensive line of broadband systems equipment to co-develop digital video storage products to be sold under the partner’s brand.  In June 2010, TelVue reached an agreement with a leading provider of patient television services for hospitals to co-develop digital video broadcast products to be sold under the partner’s brand with the partner’s content library and program schedule. This original equipment manufacturer (“OEM”) sales strategy complements TelVue’s reseller network and provides additional growth opportunities leveraging the Company’s OEM partners’ strong distribution channel and brand.

MARKETING OF PRODUCTS AND SERVICES

TelVue markets its products and services to hyperlocal broadcasters using:

•	direct mail;
•	e-mail;
•	Internet banner ads;
•	Search Engine Optimization;
•	the Company’s website;
•	online videos and webinars; and
•	telemarketing.

Additionally, TelVue attends key industry conferences where the Company demonstrates its products and services.  TelVue’s partner program includes co-op marketing opportunities with the Company’s Resellers.

Sales of TelVue’s ANI service to date have been made to operating cable and satellite television companies with a broad geographical distribution. TelVue believes that relations with all of its customers are generally good.  Unfortunately, many cable operators are moving their subscribers onto digital two-way ordering and, as a result, the number of subscribers TelVue serves is declining and it is unable to attract many new cable customers to its ANI service.  As of December 31, 2011, there were no MSOs that individually comprised more than 10% of TelVue’s ANI revenues. Percentages of service revenue may vary as cable operators continue to consolidate their systems with other cable operators, as cable operators leave the ANI service and as the TPS segment grows.

COMPETITION

TPS currently has competition from software and hardware suppliers to broadcasters including municipalities that operate PEG cable access channels and MSOs.  As broadcasters upgrade to all-digital equipment and workflows, many have a significant learning curve and face new integration challenges so they appreciate a company that can offer comprehensive solutions that integrate seamlessly.  While there are other competitors in TelVue’s core markets, few offer the comprehensive solution that the Company provides or can match the price per channel and capabilities of the TelVue HyperCaster™.  Additionally, TelVue’s IT and web-centric approach to broadcast automation and workflow and the simplicity of its applications make TelVue technology easy to adopt and highly accessible.

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

EMPLOYEES

At December 31, 2011, TelVue had 26 full-time employees, compared to 23 full-time employees as of December 31, 2010.

BACKLOG

TPS service revenues are computed and assessed on the basis of a fixed monthly fee beginning on the date of service activation.  TPS equipment is invoiced when the product is shipped to the customer.  Currently, TelVue is in the process of fulfilling TPS product and service orders for eight customers valued at approximately $93,000. TelVue’s ANI service revenues are computed and assessed on the basis of a fixed charge for every order placed with a subscribing customer for specialized cable programming services or for other services transmitted through its equipment.

RESEARCH AND DEVELOPMENT

With the acquisition of PSG in 2007, TelVue gained a strong and highly technical research and development capability.  Material research and development is performed to introduce features for the Company’s products and services.  TelVue increased its level of research and development in 2011 to introduce new cloud video services in order to position the Company to participate in the rapidly expanding cloud video markets.  In addition to the use of internal resources, the Company spent approximately $700,000 on outside development consultants during the year ended December 31, 2011 and anticipates continued research and development activities in 2012 for its cloud video services.

ITEM 1A.	RISK FACTORS

TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

TelVue leases approximately 8,700 square feet of office space in the Mt. Laurel, New Jersey, Horizon Way Corporate Center.  The lease was to expire on May 31, 2012.  However, TelVue had the right to terminate the lease after the first year of the lease term upon providing written notice at least 120 days before the end of the first year of the lease term and payment of a termination fee of $13,098.  On January 29, 2010, TelVue exercised its right of early termination and paid the termination fee of $13,098.  On March 1, 2010, TelVue executed a new 5 year lease to remain at this location. Additionally, on March 15, 2010, TelVue executed the First Amendment to this lease, which established the operating expense allocation.  The space houses the equipment used to provide TPS and ANI service, and provides office space for the executive, sales, secretarial and technical support personnel.

TelVue leases rack space and Internet bandwidth on a month-to-month basis at a co-location facility at 401 N. Broad St., Philadelphia, Pennsylvania. TelVue hosts its WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™ services and has its ANI infrastructure at the co-location facility.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, TelVue may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm TelVue’s business.  TelVue is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on TelVue’s business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A 1-for-200 reverse stock split became effective on March 22, 2012. All of the share prices shown in the table below have been adjusted to reflect the effect of this reverse split.

As a result of the reverse stock split, TelVue's common stock is currently eligible for quotation on the OTC Markets Group's quotation service under the symbol (OTCQB:TEVED.PK).  On the twentieth business day after March 22, 2012, the symbol will revert back to (OTCQB:TEVE.PK).

The range of high and low bid prices for TelVue’s common stock for the two most recent fiscal years, as reported by The OTC Markets Group Inc. is as follows:

	HIGH	LOW
QUARTER 2011

First	$ 60.00	$ 13.80
Second	$ 63.80	$ 20.20
Third	$ 36.00	$ 14.00
Fourth	$ 40.00	$ 10.00

QUARTER 2010

First	$ 38.00	$ 20.00
Second	$ 30.00	$ 6.00
Third	$ 18.00	$ 14.00
Fourth	$ 36.00	$ 14.00

The above market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

As of March 21, 2012, there were 252 holders of record of the common stock of TelVue.

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

A 1-for-200 reverse stock split of TelVue’s common stock became effective on March 22, 2012.  All of the share amounts discussed and shown in the statements and tables below have been adjusted to reflect the effect of the reverse stock split.  Shares of common stock that have had the same beneficial owner for a continuous period in excess of two years prior to the record date of any meeting of stockholders, are entitled to 10 votes per share in any matters submitted for vote, at a meeting of stockholders.  All other stockholders have one vote per share unless this limitation is waived by the Board of Directors.  On August 21, 2006, the Board of Directors, with Mr. H.F. (Gerry) Lenfest, TelVue’s majority stockholder, abstaining from the action, waived the two year holding period required to receive the full voting power of ten votes per share for the 117,296 shares of common stock Mr. Lenfest received for the conversion of his Preferred Stock in August 2005. As of March 15, 2012 (prior to the consummation of the debt conversion transaction described in Note 2 to the financial statements), 201,794 shares of TelVue’s common stock were entitled to 10 votes per share.  The remaining 44,121 shares of common stock were entitled to one vote per share.  Mr. Lenfest owns 190,083 shares of common stock, all of which are entitled to ten votes per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders:
1999 stock option plan	15,500	$15.20	—
2009 stock option plan	26,250	$17.20	23,750
Equity compensation plans not approved by security holders	(a)	(a)	(a)

Total	41,750	$16.60	23,750

(a) In December 1997, TelVue adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder, is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of per share fair market value of the common stock as of the board of directors meeting date or $10.00 per share. In June 2011 and 2010, the two non-employee directors were each issued 10 and 31 shares, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of TelVue’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, the ability of TelVue to implement its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters.

OVERVIEW

TelVue is a broadcast technology company that specializes in playback, automation and workflow solutions for PEG television stations; cable, Telco and satellite television providers; K-12 and higher education institutions; and professional broadcasters. TelVue delivers local programming to over thirty million homes nationwide; powers over 1,250 PEG and campus television channels; provides leased access and local origination solutions to eight of the top ten MSOs and the nation’s largest telephone company; and delivers on-campus local channels to over one million students on college campuses nationwide. TelVue systems are deployed in over 700 broadcast television outlets.  TelVue combines its proprietary digital media software and today’s open technologies to simplify professional broadcast equipment and workflow.  As a result, TelVue’s customers benefit from improved programming and reduced costs and they are better positioned to meet the new challenges of a rapidly changing industry including a stronger Internet presence.

As of December 31, 2010, based on forecasts of undiscounted future cash flows related to the TPS segment, TelVue’s management determined that the carrying values of the definite-lived intangible assets related to the PSG acquisition were impaired, and the Company recorded a $2,241,986 non-cash charge to write-off these intangibles. Negative cash flows from operations and a history of recurring losses are conditions that indicated the carrying value may not be recoverable.  Other factors considered in the determination to write-off the remaining intangible asset values included, but are not limited to: 1) general economic and market conditions; 2) a re-evaluation of the estimated lives assigned to the definite-lived intangibles; 3) significant enhancements and new features added since the acquisition which render the original product obsolete; and 4) shorter technology product life cycles in the digital media industry. Management also determined there was a lack of economic value for the indefinite-lived intangible asset, trademarks, and recorded a non-cash impairment charge of $397,260 as of December 31, 2010.  The write-offs are reflected in impairment charges in the accompanying 2010 statement of operations.

Overall, the Company results show an increase in revenue of 20% for the year ended December 2011 when compared to the year ended December 31, 2010.  ANI revenue decreased as expected by 25%, while TPS revenue increased by 34%, including a 10% increase in cable, Telco, and professional markets and an 84% increase in PEG markets.  The Company attributes the PEG market increase to an overall rebound in PEG station budgets compared to 2010, especially for larger PEG facilities, and the early adoption of High-Definition playback and workflow for some stations.   In the cable and Telco broadcast markets, sales of TelVue HyperCaster™ broadcast servers increased by 50% in 2011 compared to 2010 demonstrating market acceptance of the unique IP-centric broadcast and workflow that the TelVue HyperCaster™ provides.  In addition to deployments with eight of the top ten MSOs, the Company has deployments with over 75 individual MSOs including Tier 2 and Tier 3 operators.

In January and February 2012, the Company received an additional loan in the principal amount of $5,000,000 from it majority stockholder, Mr. Lenfest.  In March 2012, the Company consummated the transactions contemplated by a Debt Conversion Agreement that it entered into with Mr. Lenfest in January 2012.  As a result of these transactions, the Company no longer has any long term debt and believes that it has sufficient cash to meet its working capital requirements for at least the next twelve months.

MARKETS

TelVue has primarily focused its TPS marketing and sales efforts to date on municipalities operating community television stations, cable and Telcos operating local origination and leased access channels, and campus broadcasters including universities and hospitals.  TelVue expects the cable, Telco, PEG, and campus markets to continue to be growth areas for the Company. TelVue sees additional growth opportunity for the Company by expanding its marketing and sales efforts into markets including K-12, University, professional broadcast and new Internet and cloud video markets including selling directly to media companies launching Internet video channels.

INDUSTRY TRENDS

A number of industry trends that TelVue believes play to its strengths include:

•	The continued transition from analog/tape-based video systems to digital and digital file-based systems.

•	Stations using first generation digital video systems are beginning to upgrade to second generation systems.

•	The continued transition from standard definition to high-definition.

•	The adoption of 3D-TV technology.

•

Increased competition between cable and Telco television providers and satellite broadcast providers is proving that hyper-local content can be an important differentiator.  As such cable and Telco television providers will likely put more focus and be more supportive of PEG, local origination, and leased access channels.

•	The Digital TV transition and new “dot” channel capacity. Professional broadcasters will be looking to inexpensively utilize these additional channels with new programming.

•	The intersection and cross promotion of traditional broadcast television programming, delivery, and advertising with video and advertising on the Internet.

•	New IT-centric workflows and web-hosted application to help broadcasters streamline operations, securely access systems remotely, and save cost.

•

Edge-casting–networks of edge video servers under central management with Internet file delivery. Edge-casting allows highly targeted programming at the edge and saves cost versus traditional linear satellite video delivery.

•	The explosion of Digital Signage and out-of-home networks in which each display is essentially a hyperlocal broadcast channel.

•	The continued efficiency of IP networks giving rise to more IP Video and IPTV applications.

•	The market acceptance of cloud computing for broadcast television and Internet video applications.

•	The growth in broadband infrastructure and bandwidth combined with adaptive streaming and new Internet-connected video player devices making broadcast quality video on the Internet viable.

Conversely, industry trends that could present risks to TelVue’s growth or create increased competition are:

•	FCC regulation of MSOs could change and negatively affect the number of PEG channels or how they are funded. Such changes could negatively affect TelVue’s PEG market sales.

•

Internet video and social networking sites such as YouTube and Facebook that may offer customers a free alternative to PEG.TV™. However, TelVue believes content control and broadcast workflow for its core markets will still be strengths for TelVue.

•

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

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns, valuation allowances on deferred tax assets, and stock-based compensation.

Reclassification

Certain prior period amounts are reclassified to conform with the current year’s presentation.

Intangible Assets

As previously discussed, as of December 31, 2010, management determined that all intangible assets were impaired, and the Company recorded a non-cash impairment charge.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton® and other equipment upon shipment of the equipment to its customers.  Revenues related to its WEBUS®, PEG.TV™, CampusOneHD™, TelVue Connect™ and TelVue CloudCast™ services are recognized on a monthly basis, being amortized over the term of the agreement.  TelVue also sells annual product maintenance plans covering equipment support and application upgrades.  Revenues for the product maintenance plans are deferred and are recognized on a straight-line basis in subsequent periods.  This policy matches revenues with expenses related to providing these services over the term of the agreements and is proper application of generally accepted accounting principles. Revenue related to TelVue’s ANI service is recognized in the month the service is provided.

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

The above listing is not intended to be a comprehensive list of all TelVue’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See TelVue’s audited financial statements and notes thereto included in this Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS

The following discussion deals with the changes in operating loss for the year ended December 31, 2011, compared to the year ended December 31, 2010, and the reasons for the changes. TelVue also discusses the marketing of its TPS segment and the changes in TPS revenue and expenses.  TelVue further discusses the continued loss of its subscriber base for the ANI service when comparing the year ended December 31, 2011 to the year ended December 31, 2010.  The subscriber decline is the result of cable operators moving to digital services which limit the number of analog pay-per-view channels available for content and allows the cable operator’s customers to order digital pay-per-view or video on demand via the set top box.

			$ Change	% Change
	2011	2010	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue Products and Services	$4,105,621	$3,064,360	$1,041,261	34.0
ANI services	679,990	908,955	(228,965)	(25.2)

Cost of Revenues
TelVue Products and Services	2,355,675	1,647,172	(708,503)	(43.0)
ANI services	124,646	132,250	7,604	5.7

Operating Expenses
Selling and marketing
TelVue Products and Services	1,104,735	1,209,478	104,743	8.7
ANI services	—	—	—	—
General and administrative
TelVue Products and Services	3,288,437	2,053,819	(1,234,618)	(60.1)
ANI services	135,185	150,049	14,864	9.9
Depreciation and amortization
TelVue Products and Services	254,485	907,462	652,977	72.0
ANI services	14,938	126,776	111,838	88.2
Impairment charges	—	2,639,246	2,639,246	100.0

Operating Loss	(2,492,490)	(4,892,937)	2,400,447	49.1

Other Income (Expense)	(1,001,242)	(989,258)	(11,984)	(1.2)

Net Loss	$(3,493,732)	$(5,882,195)	$2,388,463	40.6

Additional financial information by reporting segment for the twelve months ended December 31, 2011 and 2010 are as follows:

	TelVue Products and Services		ANI services
Twelve months ended December 31,	2011	2010	2011	2010

Operating income/(loss)	$(2,897,711)	$(5,392,817)	$405,221	$499,880
Other income/(expense)	$(869,041)	$(839,499)	$(132,201)	$(149,759)
Net income/(loss)	$(3,766,752)	$(6,232,316)	$273,020	$350,121
Capital expenditures	$295,298	$52,446	$—	$—

The TPS segment had an operating loss of $2,897,711 for the year ended December 31, 2011, compared to an operating loss of $5,392,817 for the year ended December 31, 2010. Excluding the non-cash impairment charge recorded in 2010, the increased TPS operating loss for 2011 was due to higher operating expenses primarily from increased development consulting expenses in 2011, offset by higher TPS product revenue and lower depreciation expenses. The development consulting expenses in 2011 were related to new cloud video services to position the Company to participate in the rapidly expanding cloud video markets.  The Company anticipates continued development consulting expenses in 2012 related to new cloud video services.

The ANI segment had operating income of $405,221 for the year ended December 31, 2011, compared to $499,880 for the year ended December 31, 2010.  The decrease in operating income for the ANI segment during 2011 was mainly a result of the anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment’s percentage to total forecasted revenues for the year, 13% of certain expenses were allocated to the ANI segment in 2011 compared to an allocation percentage of 17% in 2010.

Revenues

TPS revenue increased $1,041,261 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The majority of the revenue increases were attributed to a rebound in PEG market sales including system sales to larger PEG facilities and High-Definition workflow upgrades, as well as continued growth in the cable, Telco and professional markets. Additionally, sales of PEG.TV™ service increased 49% and sales of TelVue Care maintenance and support service increased 25% for the twelve months ended December 31, 2011 when compared to the same period of 2010.

For the twelve months ended December 31, 2011, PEG/education accounted for 45% of TPS sales and cable, Telco and professional accounted for 55% of TPS sales. For the twelve months ended December 31, 2010, cable, Telco and professional accounted for 67% of TPS sales and PEG/education accounted for 33% of TPS sales.

ANI Services revenue declined $228,965 for the year ended December 31, 2011, when compared to the same period of 2010.  As expected based on historical trends, feature revenue decreased $131,762, data link revenue decreased $40,372, pay-per-view plus revenue decreased $29,707, program number revenue decreased $21,225 and pay-per-view buy revenue decreased $2,014, for the year ended December 31, 2011 when compared to the same periods of 2010. These decreases were mainly due to a continued reduction in the number of subscribers served during this period when compared to 2010, as discussed below.

As of December 31, 2011, TelVue ANI was serving approximately 800,000 full-time cable subscribers compared to approximately 1.0 million full-time cable subscribers served as of December 31, 2010. During the year ended December 31, 2011, approximately 210,000 full-time and part-time cable subscribers cancelled the ANI service. During the same period, there were no new cable subscribers added to the ANI service.  The subscriber decline is the result of cable operators moving to two-way digital services, which limit the number of analog pay-per-view channels available for content and allow the cable operator’s customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service.  Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service.  As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience decreases in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Total cost of revenues increased by $700,899 for the year ended December 31, 2011 when compared to the year ended December 31, 2010.  Cost of revenues for TPS increased $708,503 for the year ended December 31, 2011, when compared to the year ended December 31, 2010, mainly as a result higher product cost of sales related to the 47% increase in TPS product sales, in addition to higher product discounts and higher consulting cost of sales associated with the increased consulting revenue related to custom software development where the Company leverages outside consultants to complete the work.

ANI cost of revenues decreased for the year ended December 31, 2011 by $7,604 when compared to the year ended December 31, 2010.  This decrease was primarily due to a favorable variance in compensation expense, in addition to savings in speech recording expenses related to the ANI segment.  This decrease is not proportionate with the decrease in ANI revenue, as there are fixed expenses, whereas certain revenue components are based on usage.

Selling and Marketing Expenses

Total selling and marketing expenses, which are entirely attributed to the TPS segment, decreased by $104,743 for the year ended December 31, 2011 when compared to the year ended December 31, 2010.  This decrease was attributed to lower consulting expenses related to the elimination of outside sales representatives and an outside marketing consultant contracted in 2010 to focus on cable and Telco marketing. These savings were partially offset by higher commission expense related to the increase in TPS sales when comparing the year ended December 31, 2011 to the year ended December 31, 2010.

There were no selling and marketing expenses related to the ANI service for the years ended December 31, 2011 and 2010.

General and Administrative Expenses

Total general and administrative expenses increased by $1,219,754 for the year ended December 31, 2011 when compared to the year ended December 31, 2010.  TPS general and administrative expenses increased $1,234,618 for the year ended December 31, 2011 when compared to the year ended December 31, 2010, primarily as a result of increased outside development consulting costs related to new cloud video services, in addition to legal fees related to the debt conversion transaction and accounting expenses, and stock option expense recorded.

ANI general and administrative expenses decreased $14,864 for the year ended December 31, 2011 when compared to the year ended December 31, 2010, primarily as a result of a change in allocation percentages, where a lower percentage of expenses were allocated to the ANI segment.

Depreciation and Amortization Expenses

During the year ended December 31, 2011, TelVue purchased $295,298 of equipment compared to $52,446 purchased during the year ended December 31, 2010.  All of the equipment purchased during the years ended December 31, 2011 and 2010 was for equipment related to the TPS segment. Depreciation and amortization expenses decreased $181,601 and $583,214, respectively, for the year ended December 31, 2011, primarily as a result of older assets becoming fully depreciated, in addition to the elimination of amortization expense related to the write off of the PSG intangible assets as of December 31, 2010. Depreciation and amortization accounted for 6% and 15% of total operating expenses for the years ended December 31, 2011 and 2010, respectively.

Other Income (Expense)

Total other expense increased by $11,984 for the year ended December 31, 2011 when compared to the year ended December 31, 2010.  This increase was attributed to accruing interest expense related to the balance on the outstanding lines of credit notes, which are discussed more extensively in Liquidity and Capital Resources.

Income Taxes

At December 31, 2011 and 2010, TelVue recorded valuation allowance increases of $1,350,820 and $812,395, respectively, to reduce its deferred tax asset to zero. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue’s net operating loss carryforward. The valuation allowances had no impact on net income as they were a direct offset to recorded income tax benefit.  TelVue’s federal net operating loss carryforward was approximately $16,500,000 on a tax-reporting basis as of December 31, 2011 (see Note 12 of TelVue’s accompanying financial statements).

Net Loss

TelVue had a net loss of $3,493,732 for the year ended December 31, 2011, compared to a net loss of $5,882,195 for the year ended December 31, 2010. This decrease in net loss was primarily due to the intangible impairment charge recorded in 2010, higher revenues, and lower depreciation and amortization expenses for the year ended December 31, 2011, when compared to the same period of 2010.  These favorable variances were offset by increased outside consulting expenses related to development of cloud video services when comparing the year ended December 31, 2011 to the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management’s Plan

The accompanying financial statements of TelVue have been prepared on the basis of generally accepted accounting principles applicable to a “going concern,” which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company incurred a net loss of $3,493,732 during the year ended December 31, 2011, and as of that date, the Company’s total liabilities exceeded its total assets by $25,468,377. On December 22, 2011, the Company signed a note agreement with its majority stockholder (the “2012 Note”) providing for $5,000,000 in funding. Funds available under this note were drawn down as of February 1, 2012. Subsequent to December 31, 2011, there were two material events: 1) the conversion of $25,862,082 of debt and accrued interest into Common Stock; and 2) the conversion of the $5,000,000 2012 Note into Series A Convertible Preferred Stock. These two subsequent events had the result that as of March 16, 2012, the Company was without debt obligations and had cash (from the 2012 Note drawdown) to fund operations for at least 12 months.

As a result of these material changes to the Company’s financial position subsequent to December 31, 2011, the Company believes any substantial doubt regarding the going concern assumption used in preparing the accompanying financial statements has been alleviated. It should be noted however that, as a result of the Company’s required substantial investment in product development to address the perceived significant growth opportunity in cloud-based broadcast services, substantial risks remain in its overall business plan.

Funding of Operations

Since November 2, 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue’s common stock and Class A Redeemable Convertible Preferred Stock to Mr. Lenfest, TelVue’s majority stockholder, and from loans from Mr. Lenfest.  As of December 31, 2011, TelVue had entered into nine Lines of Credit Notes (the “Notes”) with Mr. Lenfest in the aggregate principal amount of $25,400,000. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science, TelVue’s non-interest bearing note in the amount of $541,000 (the “Science Note”). The Science Note was originally issued by TelVue to Science and was payable December 31, 1996.  The maturity date of the Science Note had been extended by TelVue and Mr. Lenfest on a yearly basis.  On June 16, 2005, the members of the Board of Directors of TelVue and Mr. Lenfest extended the maturity date of the Science Note to January 1, 2011.  On March 23, 2011, the members of the Board of Directors of TelVue and Mr. Lenfest further extended the maturity date of the Science Note to January 1, 2016.

On December 22, 2011, as discussed above, TelVue entered into a new line of credit note with Mr. Lenfest. Under the terms of the 2012 Note, the Company could borrow, from time to time, up to the maximum principal amount of the 2012 Note, which is $5,000,000, for general working capital. The minimum advance under the 2012 Note is $100,000 and the interest rate of the 2012 Note is equal to the prime rate as stated in the Wall Street Journal from time to time plus one percent (1%). The 2012 Note contained customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the 2012 Note may be declared immediately due and payable. The 2012 Note was unsecured and all borrowings plus interest are due six (6) years from the date of the first advance under the 2012 Note unless extended or renewed.  In January and February 2012, the Company borrowed the maximum $5,000,000 under the 2012 Note.

On January 11, 2012, TelVue executed a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Mr. Lenfest. At a Special Meeting of Stockholders on March 12, 2012, the stockholders of the Company authorized and approved the Debt Conversion Agreement and the transactions contemplated thereby. The Company consummated the transactions contemplated by the Debt Conversion Agreement on March 16, 2012.  $20,941,000 of the principal amount of the Notes, plus $4,921,082 of accrued but unpaid interest thereon through March 16, 2012, was converted into 369,458 shares of the Company’s Common Stock (as adjusted for the reverse stock split discussed herein), at a conversion price of $70.00 per share. The remaining $5,000,000 of the principal amount of the Notes was converted into 14,285.714 shares of the Company’s Series A Convertible Preferred Stock.

As a result of receiving the additional investment of $5,000,000 from Mr. Lenfest and consummating the transactions contemplated by the Debt Conversion Agreement, TelVue no longer has any outstanding indebtedness and has adequate working capital to meet its cash flow needs for at least the next twelve months.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $1,655,122 for the year ended December 31, 2011, compared to $978,313 for the year ended December 31, 2010.  The decrease in cash flow from operating activities compared to 2010 was primarily due to a higher net loss excluding non-cash expenses and lower cash collections of accounts receivable during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Additionally, there were higher expenses paid related to increased development activities during the year ended December 31, 2011, when compared to the same period of 2010.

TelVue had a cash balance of $151,134 as of December 31, 2011, compared to a balance of $185,954 as of December 31, 2010, primarily due to the factors listed above.  As of March 23, 2012, TelVue had a cash balance of approximately $4,000,000.  TelVue believes that this cash balance is adequate to satisfy its working capital needs for at least the next twelve months.

Accounts Receivable-Trade and Allowance for Doubtful Accounts

As of December 31, 2011, TelVue had a net accounts receivable-trade balance of $666,074, compared to $567,763 as of December 31, 2010. This increase was primarily due to increased TPS segment sales for the year ended December 31, 2011, offset by cash collections during this period.  Management reviews and assesses the status of customer accounts on a regular basis and had established a bad debt reserve in the amount of $29,194 and $11,587 as of December 31, 2011 and 2010, respectively.  The allowance for doubtful accounts is estimated based on historical experience and a review of specific customer accounts.

TelVue’s days for sales in average accounts receivable was 51 days at December 31, 2011, compared to 52 days at December 31, 2010.  TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton® and HyperCaster™ customers.  The Company has not changed its credit terms with its customers for its TPS services or ANI service.  A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton® and HyperCaster™ equipment purchases.

Accounts Payable-Trade

As of December 31, 2011, TelVue had a net accounts payable-trade balance of $595,310, compared to a balance of $309,056 as of December 31, 2010.  This increase was primarily a result of payments due to development consultants contracted during the year ended December 31, 2011 and capital purchases related to cloud video services, while there were none as of December 31, 2010, in addition to higher legal fees related to the debt conversion transaction.

Accrued Expenses

As of December 31, 2011, TelVue had an accrued expense balance of $264,589, compared to a balance of $107,786 as of December 31, 2010.  This increase was primarily due to higher expense accruals related to outside development consulting and legal fees related to the debt conversion transaction when comparing the year ended December 31, 2011 to the year ended December 31, 2010.

Deferred Service Revenue

As of December 31, 2011, TelVue had a deferred service revenue balance of $648,202, compared to a balance of $534,707 as of December 31, 2010.  This increase was primarily due to increased sales of TelVue Care maintenance and support and other services, for which the revenue is deferred and recognized over the contract period.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements at December 31, 2011 that had or are reasonably likely to have, a current or future effect on TelVue’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to TelVue’s interests.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TelVue, a smaller reporting company, is not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth in this report beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any nature at any time with TelVue’s auditors with regard to any aspect of TelVue’s financial statements, its financial disclosures or its accounting practices.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures. TelVue’s Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, TelVue’s Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue’s disclosure controls and procedures were adequate and effective to ensure that material information relating to TelVue would be made known to them by others within the Company, particularly during the period in which this annual report on Form 10-K was being prepared.

(b)         Changes in Internal Controls.  During the annual period covered by this report, there were no changes in TelVue’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue’s internal control over financial reporting.

(c)         Management’s Report on Internal Control Over Financial Reporting.

TelVue’s management is responsible for the preparation and integrity of the Financial Statements appearing in TelVue’s annual report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on the Company’s best judgments and estimates.  Financial information in this annual report on Form 10-K is consistent with that in the financial statements.

Management is also responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. TelVue’s internal control over financial reporting includes those policies and procedures that pertain to TelVue’s ability to record, process, summarize and report reliable financial data.  Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure TelVue’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes the Corporation maintained effective internal control over financial reporting as of December 31, 2011.

TelVue’s Board of Directors, acting through its Audit Committee, is responsible for the oversight of accounting policies, financial reporting and internal control.  The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of TelVue in addition to reviewing TelVue’s financial statements.  TelVue’s independent auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

TelVue, a small reporting company, is not required to provide an attestation report from its independent auditors regarding internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is incorporated herein by reference to TelVue’s Proxy Statement for its 2012 Annual Meeting of Stockholders that will be filed not later than April 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to TelVue’s Proxy Statement for its 2012 Annual Meeting of Stockholders that will be filed not later than April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is incorporated herein by reference to TelVue’s Proxy Statement for its 2012 Annual Meeting of Stockholders that will be filed not later than April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2011, TelVue was indebted to Mr. Lenfest in the principal amount of $20,400,000 and accrued interest of $4,669,223.  In January and February 2012, the Company borrowed $5,000,000 from Mr. Lenfest under a new Line of Credit Note dated December 22, 2011.  On March 16, 2012, TelVue consummated the transaction contemplated by the Debt Conversion Agreement and $20,940,000 of the principal amount of Mr. Lenfest’s Notes, plus $4,921,082 of accrued but unpaid interest thereon through March 16, 2012 was converted into 369,458 shares of the Company’s Common Stock (as adjusted for the reverse stock split discussed herein), at a conversion price of $70.00 per share.  The remaining $5,000,000 of the principal amount of the Notes was converted into 14,582.714 shares of the Company’s Series A Convertible Preferred Stock.

Other related transactions are described in Notes 6, 7, 9, 13 and 16 of the 2011 Financial Statements of TelVue.

Certain other information called for by this Item is incorporated herein by reference to TelVue’s Proxy Statement for its 2012 Annual Meeting of Stockholders that will be filed not later than April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is incorporated herein by reference to TelVue’s Proxy Statement for its 2012 Annual Meeting of Stockholders that will be filed not later than April 30, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm dated March 30, 2012.

Balance Sheets dated as of December 31, 2011 and 2010.

Statements of Operations for the years ended December 31, 2011 and 2010.

Statements of Stockholders’ Deficit for the years ended December 31, 2011 and 2010.

Statements of Cash Flows for the years ended December 31, 2011 and 2010.

Notes to Financial Statements.

TelVue Corporation

Financial Statements

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

TelVue Corporation

We have audited the accompanying balance sheet of TelVue Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelVue Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 16 to the financial statements, the Company borrowed additional funds under a note agreement with its majority stockholder and then converted all of its debt and related accrued interest into common stock and a new class of preferred stock.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania

March 30, 2012

TelVue Corporation

Balance Sheet

December 31, 2011 and 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,134	$185,954
Accounts receivable – trade, net of allowance for doubtful accounts of $29,194 in 2011 and $11,587 in 2010	666,074	567,763
Inventory	399,637	388,059
Prepaid expenses	14,930	16,298
TOTAL CURRENT ASSETS	1,231,775	1,158,074

PROPERTY AND EQUIPMENT, NET	408,406	382,531

OTHER ASSETS	10,916	19,665

TOTAL ASSETS	$1,651,097	$1,560,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$595,310	$309,056
Accrued expenses	264,589	107,786
Deferred service revenue	648,202	534,707
Other liabilities	1,150	1,995
TOTAL CURRENT LIABILITIES	1,509,251	953,544

LINES OF CREDIT-MAJORITY STOCKHOLDER	20,400,000	18,500,000

NOTE PAYABLE-MAJORITY STOCKHOLDER	541,000	541,000

ACCRUED INTEREST-MAJORITY STOCKHOLDER	4,669,223	3,667,793

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
$1 par value, 6,900,000 shares authorized, no shares outstanding	—	—
TOTAL LIABILITIES	27,119,474	23,662,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 3,000,000 shares authorized, 245,415 and 243,370 shares issued and outstanding at December 31, 2011 and 2010, respectively	2,454	2,434
Additional paid-in capital	5,494,938	5,367,536
Accumulated deficit	(30,965,769)	(27,472,037)
	(25,468,377)	(22,102,067)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,651,097	$1,560,270

See notes to financial statements

TelVue Corporation

Statement of Operations

Years Ended December 31, 2011 and 2010

	2011	2010
REVENUES
TelVue Products and Services	$4,105,621	$3,064,360
ANI services	679,990	908,955
	4,785,611	3,973,315

COST OF REVENUES
TelVue Products and Services	2,355,675	1,647,172
ANI services	124,646	132,250
TOTAL COST OF REVENUES	2,480,321	1,779,422
GROSS MARGIN	2,305,290	2,193,893

OPERATING EXPENSES
Selling and marketing	1,104,735	1,209,478
General and administrative	3,423,622	2,203,868
Depreciation and amortization	269,423	1,034,238
Impairment charges	—	2,639,246
	4,797,780	7,086,830
OPERATING LOSS	(2,492,490)	(4,892,937)

OTHER INCOME (EXPENSE)
Interest expense – related party	(1,001,430)	(898,481)
Interest income	188	18
Loss on disposal of equipment	—	(90,795)
TOTAL OTHER INCOME (EXPENSE)	(1,001,242)	(989,258)
LOSS BEFORE INCOME TAXES	(3,493,732)	(5,882,195)

INCOME TAX EXPENSE	—	—
NET LOSS	$(3,493,732)	$(5,882,195)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(14.33)	$(24.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
(BASIC AND DILUTED)	243,738	242,838

See notes to financial statements

TelVue Corporation

Statement of Stockholders’ Deficit

Years Ended December 31, 2011 and 2010

	Common Stock			Additional		Total
	Number of			Paid-In	Accumulated	Stockholders’
	Shares	Amount		Capital	Deficit	Deficit

Balance, January 1, 2010	242,808	$2,428		$5,363,042	$(21,589,842)	$(16,224,372)

Issuance of common stock to directors	62	1		999	—	1,000
Exercise of stock options	500	5		3,495		3,500
Net loss	—	—		—	(5,882,195)	(5,882,195)

Balance, December 31, 2010	243,370	2,434		5,367,536	(27,472,037)	(22,102,067)

Issuance of common stock to directors	20	—	*	1,000	—	1,000
Exercise of stock options	2025	20		14,580	—	14,600
Stock-based compensation	—	—		111,822	—	111,822
Net loss	—	—		—	(3,493,732)	(3,493,732)

Balance, December 31, 2011	245,415	$2,454		$5,494,938	$(30,965,769)	$(25,468,377)

*- less than $1

See notes to financial statements

TelVue Corporation

Statement of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,493,732)	$(5,882,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,423	1,034,238
Accrued interest-majority stockholder	1,001,430	898,482
Loss on disposal of equipment	—	90,795
Impairment charges	—	2,639,246
Stock- based compensation	111,822	—
Provision for losses on accounts receivable	17,607	14,006
Changes in assets and liabilities:
Accounts receivable - trade	(115,918)	353,164
Inventory	(11,578)	(129,107)
Prepaid expenses	1,368	1,908
Other assets	8,749	—
Accounts payable	286,254	(22,937)
Accrued expenses	156,803	26,561
Deferred service revenue	113,495	(3,765)
Other liabilities	(845)	1,291
NET CASH USED IN OPERATING ACTIVITIES	(1,655,122)	(978,313)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(295,298)	(52,446)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from lines of credit – majority stockholder	1,900,000	1,100,000
Issuance of common stock	15,600	4,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,915,600	1,104,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,820)	73,741

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185,954	112,213
CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,134	$185,954

See notes to financial statements

TelVue Corporation

Notes to Financial Statements

December 31, 2011 and 2010

1.	Summary of Significant Accounting Policies

This summary of significant accounting policies of TelVue Corporation (“TelVue” or “the Company”) is presented to assist in understanding the financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America.

A 1-for-200 reverse stock split of TelVue’s common stock became effective on March 22, 2012.  All of the share and per share amounts discussed and shown in the financial statements and notes have been adjusted to reflect the effect of this reverse split.

Business Activity and Concentration of Credit Risk

The Company operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations, the TelVue HyperCaster™ Internet Protocol (IP) broadcast server, and services such as WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue HyperCaster™  Television server models for cable, Telco and professional supports streaming cable standard (MPEG-2 Transport) and advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV™ from any TelVue Princeton® server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand.

WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet.  TelVue Connect™ is a cloud-based, multi-user contribution, transcoding, scheduling and distribution application that simplifies broadcast channel management.  TelVue Connect™ allows operators to avoid the cost and time investment in dedicated facilities and equipment for on-premise media drop-off and encoding and outsources the entire process to the cloud. TelVue CloudCast™ allows broadcasters to deliver 24x7 linear channels including live programming via both multi-screen Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment.

TelVue’s second and legacy business segment is the marketing and service company which sells automatic number identification (“ANI”) telecommunications services to the cable television industry. The ANI service permits cable and satellite television companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required. The Company grants credit to cable television operators throughout the nation. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the cable television industry.

The Company maintains cash balances at a financial institution located in the Philadelphia area. Accounts at this institution are insured by the FDIC up to $250,000. At times the Company maintains cash balances in excess of the insured amount.

Currently, the Company’s primary source of financing is the majority stockholder. The Company has not sought to obtain significant funding from third parties on terms that are acceptable to the Company.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a term or maturity date within three months or less to be cash equivalents.

Accounts Receivable - Trade

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

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

Valuation of Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, including property and equipment should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2011, management believes that no revisions to the remaining lives or write-downs of carrying values are required.

Revenue Recognition

TelVue recognizes revenues related to TelVue Princeton® and HyperCaster™ upon shipment of the equipment to its customers. Revenues related to its WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™ services are recognized on a monthly basis over the term of the agreement. TelVue also sells annual product maintenance plans covering equipment support and application upgrades.  The revenue related to these plans is recognized on a straight-line basis over the term covered by the plan. Revenue related to TelVue’s ANI service is recognized in the month the service is provided.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2008 and state income tax examinations before 2007. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”) tax examination. The Company is not currently under examination by any state jurisdictions.

The Company has no unrecognized tax benefits arising from uncertain tax positions at December 31, 2011 and 2010. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Stock–Based Compensation

The Company calculates stock-based compensation using the modified prospective method, which requires that compensation expense be recognized in the financial statements for stock-based awards based on the grant date fair value of those awards.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense, which is immaterial, is included in selling and marketing expense in the accompanying statements of operations.

Research and Development

The Company expenses research and development costs as incurred. During the years ended December 31, 2011 and 2010, the Company spent approximately $700,000 and $50,000 on outside research and development, respectively.

2.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $3,493,732 during the year ended December 31, 2011, and as of that date, the Company’s total liabilities exceeded its total assets by $25,468,377. On December 22, 2011 the Company signed a note agreement with its majority stockholder (the “2012 Note”) providing for $5,000,000 in funding. Funds available under this note were drawn down as of February 1, 2012. Subsequent to December 31, 2011, there were two material events: 1) the conversion of $25,862,082 of debt and accrued interest into common stock; and 2) the conversion of the $5,000,000 2012 Note into Series A Convertible Preferred Stock. These two subsequent events had the result that as of March 16, 2012, the Company was without debt obligations and had cash (from the 2012 Note drawdown) to fund operations for at least 12 months.

As a result of the these material changes to the Company’s financial position subsequent to December 31, 2011, the Company believes any substantial doubt regarding the going concern assumption used in preparing the accompanying financial statements has been alleviated. It should be noted however that, as a result of the Company’s required substantial investment in product development to address the perceived significant growth opportunity in cloud-based broadcast services, substantial risks remain in its overall business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Supplemental Disclosures of Cash Flow Information

During 2011 and 2010, there was no cash paid for interest or income taxes.

4.	Property and Equipment

A schedule of property and equipment at December 31, 2011 and 2010 is as follows:

			Estimated
			Useful Lives
	2011	2010	In Years

Operating equipment	$6,331,043	$6,584,498	3-5
Office furniture and equipment	475,609	469,886	3-5
	6,806,652	7,054,384
Less accumulated depreciation	6,398,246	6,671,853

	$408,406	$382,531

For the years ended December 31, 2011 and 2010, depreciation expense was $269,423 and $451,024, respectively.

5.	Intangible Assets

As of December 31, 2010, based on forecasts of undiscounted future cash flows related to the TPS segment, TelVue’s management determined that the carrying values of the definite-lived intangible assets related to the PSG acquisition were impaired, and the Company recorded a $2,241,986 non-cash charge to write-off these intangibles. Negative cash flows from operations and a history of recurring losses are conditions that indicated the carrying value may not be recoverable. Other factors considered in the determination to write-off the remaining intangible asset values included, but were not limited to: 1) general economic and market conditions; 2) a re-evaluation of the estimated lives assigned to the definite-lived intangibles; 3) significant enhancements and new features added since the acquisition which render the original product obsolete; and 4) shorter technology product life cycles in the digital media industry. Management also determined there was a lack of economic value for the indefinite-lived intangible asset, trademarks, and recorded a non-cash impairment charge of $397,260 as of December 31, 2010. The write-offs are reflected in impairment charges in the accompanying 2010 statement of operations.

Amortization expense from definite-lived assets for the year ended December 31, 2010 was $583,214.

6.	Lines of Credit – Majority Stockholder

As of December 31, 2011, TelVue had entered into nine Line of Credit Notes (the “Notes”) with Mr. Lenfest. The purpose of these Notes is to fund expansion and operating deficits. Under the terms of these Notes, TelVue may borrow, from time to time, up to the maximum principal amount of the Notes. The minimum advance under these Notes is $100,000 and the interest rate on the Notes is equal to the prime rate plus one percent (1%). As of December 31, 2011 and 2010, the effective interest rate was 4.25%. These Notes contain customary events of default, including, among others, non-payment of principal and interest and in the event TelVue is involved in certain insolvency proceedings. In the event of a default, all of the obligations of TelVue under the Notes may be declared immediately due and payable. These Notes are unsecured and will expire six years from the date of the first advance, unless extended or renewed.

The following tables summarize the activity related to the outstanding Notes as of December 31, 2011 and 2010.

As of December 31, 2011
		Maximum		Amount	Accrued
		Principal	Maturity	Borrowed @	Interest @
Description	Date	Amount	Date	12/31/2011	12/31/2011

2005 Note	4/27/2005	$3,800,000	1/1/2016	$3,800,000	$1,329,669
2006 Note	11/3/2006	10,000,000	12/26/2012	10,000,000	2,720,686
2007 Note	12/21/2007	2,300,000	5/5/2014	2,300,000	361,116
2009 Q1 Note	3/2/2009	400,000	3/3/2015	400,000	50,460
2009 Q2 Note	6/8/2009	500,000	6/9/2015	500,000	55,430
2009 Q3 Note	10/5/2009	400,000	10/14/2015	400,000	38,011
2010 Note	12/8/2009	1,500,000	3/16/2016	1,500,000	88,955
2011 Note	12/13/2010	1,500,000	5/2/2017	1,500,000	24,896
2012 Note	12/22/2011	5,000,000	—	—	—

		$25,400,000		$20,400,000	$4,669,223

As of December 31, 2010
		Maximum			Amount	Accrued
		Principal	Maturity		Borrowed @	Interest @
Description	Date	Amount	Date		12/31/2010	12/31/2010

2005 Note	4/27/2005	$3,800,000	11/23/2011	*	$3,800,000	$1,116,596
2006 Note	11/3/2006	10,000,000	12/26/2012		10,000,000	2,192,301
2007 Note	12/21/2007	2,300,000	5/5/2014		2,300,000	250,580
2009 Q1 Note	3/2/2009	400,000	3/3/2015		400,000	31,750
2009 Q2 Note	6/8/2009	500,000	6/9/2015		500,000	32,357
2009 Q3 Note	10/5/2009	400,000	10/14/2015		400,000	19,818
2010 Note	12/8/2009	1,500,000	3/16/2016		1,100,000	24,391
2011 Note	12/13/2010	1,500,000	—		—	—

		$20,400,000			$18,500,000	$3,667,793

* In 2011, the Company and Mr. Lenfest agreed to extend the maturity date of the 2005 Note to January 1, 2016. No other terms of the 2005 Note were amended.

Scheduled maturities of the various lines of credit - majority stockholder as of December 31, 2011, before the debt to equity conversion disclosed in Note 2, are as follows:

Year Ending December 31,
2012	$10,000,000
2013	—
2014	2,300,000
2015	1,300,000
2016	5,300,000
2017	1,500,000

$20,400,000

Interest expense for the years ended December 31, 2011 and 2010 was $1,001,430 and $898,481, respectively. The majority stockholder has agreed not to pursue payment at this time and therefore these amounts have been accrued, but not paid.

As disclosed in Note 2, the outstanding balance of the lines of credit and related accrued interest was converted to common and preferred stock subsequent to December 31, 2011.

7.	Note Payable – Majority Stockholder

In January 1995, the Company’s majority stockholder acquired from Science Dynamics Corporation (“Science”) an unsecured note in the amount of $541,000. The note is noninterest bearing and repayment is restricted to cash not needed for operations as determined by the Company. The maturity date of the note was January 1, 2011, but was extended to January 1, 2016.

As disclosed in Note 2, the note payable was converted to common stock subsequent to December 31, 2011.

8.	Lease Commitments

The Company leases approximately 8,700 square feet of office space in the Horizon Way Corporate Center in Mount Laurel, New Jersey. A five year agreement was signed in March 2010, extending the lease term through May 31, 2015. The monthly rental rate is $7,459, plus operating expenses of $2,795 as of December 31, 2011.

Additionally, TelVue leases rack space and Internet bandwidth at a co-location facility at 401 N. Broad St., Philadelphia, Pennsylvania on a month-to-month basis at a rate of $9,212 per month. TelVue hosts its PEG.TV™, TelVue Connect™ and TelVue CloudCast™ at the co-location facility. The Company moved its WEBUS® and ANI infrastructure to the facility for further operational cost savings and increased service capacity and performance.

Rental expense under the operating leases for office facilities amounted to $232,621 and $254,478 for the years ended December 31, 2011 and 2010, respectively.

Future payments under operating lease agreements follow:

Year Ending December 31,
2012	$124,322
2013	126,506
2014	128,690
2015	54,000

$433,518

9.	Capital Stock

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding. Diluted earnings per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares outstanding adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Approximately 40,000 and 45,000 stock option awards were excluded from the computations of diluted net income per share in 2011 and 2010, respectively, because the awards would have been antidilutive for the periods presented.

In accordance with ASC 260, Earnings Per Share, the computation of basic and diluted earnings per share on the Statement of Operations for the years ended December 31, 2011 and 2010 are retroactively adjusted to reflect the effect of the reverse stock split discussed in Note 16 to the financial statements.

10.	Stock Compensation Plans

The Company applies the FASB’s guidance regarding share-based payments, which requires the recognition of the fair value of stock compensation in net income.  The Company elected the modified prospective method in adopting the guidance.  Under this method, the provisions of the guidance apply to all awards granted or modified after the date of adoption.  In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the net income in the periods after the date of adoption using the same valuation method (e.g. Black-Scholes) and assumptions determined under the original provisions of the guidance as disclosed in the Company’s previous filings.

The Company is using the straight-line method over the vesting term to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the awards that vest in that period. For the years ended December 31, 2011 and 2010, stock-based compensation cost was $111,822 and $0, respectively.

Director Compensation Plan

In December 1997, the Company adopted a director compensation plan. Under this plan, each non-employee director, other than the majority stockholder is compensated $500 for each meeting attended by receiving shares of common stock issued at the higher of the per share fair market value of the common stock as of the board of directors meeting date or $10.00 per share. In June 2011 and 2010, the two non-employee directors were each issued 10 and 31 shares, respectively.

Stock Option Plan

In May 1999, the Company established the TelVue Corporation 1999 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant options to acquire up to 50,000 shares of common stock. Options granted under the Plan are intended to be incentive stock options (“ISO”). The exercise price of each ISO will not be less than the market price of the Company’s stock on the date of the grant. The exercise price for an option, which is not an ISO, will not be less than 50% of the market price of the Company’s stock on the date of the grant. The options expire ten years after the date of the grant. Options vest ratably over three years, beginning one year after the date of grant. Employees hired prior to January 1, 1995, are entitled to immediate vesting of 25% of their options. In addition, the Company has granted stock options to non-employees. Upon expiration of the 1999 Stock Option Plan in June 2009, the Company established the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan expires May 3, 2019 and has terms consistent with the previous plan.

At December 31, 2011, the value of the unvested portion of all outstanding stock options was $24,533 that the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately three years.

No stock options were granted in 2011. The fair value of the options granted during the year ended December 31, 2010 was determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of return of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin no. 107, Share-Based Payment. The expected dividend yield is zero because the Company currently does not pay or expect to pay dividends to stockholders. The following are the weighted average assumptions used during the year ended December 31, 2010:

2010

Expected life in years	10.00
Risk-free interest rate	.99%
Volatility	.65%
Expected dividend yield	—

A summary of all option activity follows:

	Options Outstanding
		Weighted Average
	Options	Exercise Price

Balance, December 31, 2009	22,975	$13.20
Granted and assumed	28,400	17.40
Exercised	(500)	7.00
Forfeited	(4,725)	9.00

Balance, December 31, 2010	46,150	$16.20
Exercised	(2,025)	7.20
Forfeited	(2,375)	18.20

Balance, December 31, 2011	41,750	$16.60

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2011:

		Weighted
		Average
		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (Years)	Exercisable

$5.00	500	2.6	500
$6.00	400	3.7	400
$7.00	6,500	6.3	6,500
$8.00	350	4.5	350
$10.00	1,000	6.1	1,000
$16.00	24,250	8.4	8,083
$18.00	250	5.7	250
$26.00	6,500	5.2	6,500
$30.00	1,250	8.2	417
$36.00	750	8.7	250

Total	41750		24,250

Weighted average
exercise price	$ 16.60		$ 16.00

As disclosed in Note 16, subsequent to December 31, 2012, the Company implemented 1-for-200 reverse stock split of TelVue common stock.  Under the terms of the 1999 Plan and 2009 Plan, the options available for grant and outstanding, and option price per share for outstanding options, shall be adjusted by the Company based on the reverse stock split.  The option amounts disclosed above have been retrospectively adjusted for the reverse stock split.

11.	Retirement Plan

The Company has a 401(k) plan available to all employees who have completed 90 days of service and are at least 21 years old. Employees may contribute to the plan, subject to IRS limitations. The Company matches fifty percent (50%) of contributions by participating eligible employees up to five percent (5%) of their salary, for a maximum matching contribution of 2.5% of salary. The matching contributions vest over a five year period.  The Company’s contributions for 2011 and 2010 amounted to $44,640 and $36,332, respectively.

12.	Income Taxes

The provisions for income tax expense (benefit) consist of the following components:

	2011	2010

Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(1,062,818)	(595,663)
State	(287,902)	(216,732)
	(1,350,820)	(812,395)
Valuation allowance increase	1,350,820	812,395
	—	—

	$—	$—

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Federal		State
	2011	2010	2011	2010

Deferred Tax Assets:
Net operating loss carryforward	$5,621,539	$4,832,409	$1,287,987	$1,079,726
Accrued interest – stockholder	1,444,658	1,134,815	420,230	330,101
Deferred revenue	200,554	165,438	58,338	48,124
Allowance for bad debts	9,033	3,585	2,627	1,043

Gross deferred tax asset	7,275,784	6,136,247	1,769,182	1,458,994

Deferred Tax Liabilities:
Property and equipment,
principally due to
differences in depreciation	(135,443)	(58,824)	(39,397)	(17,111)
	7,140,341	6,077,423	1,729,785	1,441,883

Net Deferred Tax Asset Before
Valuation Allowance
Valuation allowance	(7,140,341)	(6,077,423)	(1,729,785)	(1,441,883)

Net deferred tax asset	$—	$—	$—	$—

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2011 and 2010. Inherent uncertainty regarding the development of a market for the Company’s products and services has prevented the Company from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on its balance sheet at December 31, 2011 and 2010.

The Company has a net operating loss carryforward for Federal income tax purposes of approximately $16,500,000 on a tax-reporting basis. The carryforward, if not utilized, will begin to expire in 2024 through 2031.

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying the U.S. Federal income tax rate of 34% to pretax income is as follows:

	2011	2010
Federal income tax at statutory rates	(34)%	(34)%
State income tax, net of federal benefit	(4)	(2)
Valuation allowance	36	16
Nondeductible expenses	—	17
Other	2	3

	—%	—%

13.	Related Party Transactions

The Company has nine unsecured lines of credit, accrued interest and a note payable to the majority stockholder. (See Notes 6 and 7).

14.	Segment Information

The Company operates two business segments. The first segment, TPS, includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations, the TelVue HyperCaster™ Internet Protocol (IP) broadcast server, and services such as WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue HyperCaster™  Television server models for cable, Telco and professional supports streaming cable standard (MPEG-2 Transport) and advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV™ from any TelVue Princeton® server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand.

WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  PEG.TV™ is a live streaming and Video-on-Demand service for integrating video on the Internet.  TelVue Connect™ is a cloud-based, multi-user contribution, transcoding, scheduling and distribution application that simplifies broadcast channel management.  TelVue Connect™ allows operators to avoid the cost and time investment in dedicated facilities and equipment for on-premise media drop-off and encoding and outsources the entire process to the cloud. TelVue CloudCast™ allows broadcasters to deliver 24x7 linear channels including live programming via both multi-screen Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment.

TelVue’s second business segment is the marketing and service company which sells ANI telecommunication services to the cable television industry.

Summarized financial information by reporting segment as of and for each of the years ended December 31, 2011 and 2010, is as follows:

		ANI
Year Ended December 31, 2011	TPS	Services	Total

Revenues	$4,105,621	$679,990	$4,785,611

Depreciation and amortization	254,485	14,938	269,423

Operating income (loss)	(2,897,711)	405,221	(2,492,490)

Assets	1,536,012	115,085	1,651,097

Capital expenditures	295,298	—	295,298

		ANI
Year Ended December 31, 2010	TPS	Services	Total

Revenues	$3,064,360	$908,955	$3,973,315

Depreciation and amortization	907,462	126,776	1,034,238

Operating income (loss)	(5,392,817)	499,880	(4,892,937)

Assets	1,438,824	121,446	1,560,270

Capital expenditures	52,446	—	52,446

15.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Accrued Expenses and Notes Payable

The carrying amount approximates fair market value because of the short maturity of those instruments.

16.	Subsequent Events

On January 11, 2012, the Company borrowed $1,500,000 on the above mentioned 2012 Note dated December 22, 2011.  On February 1, 2012, the Company borrowed the remaining $3,500,000 2012 Note.

On January 11, 2012 the Company executed an agreement with Mr. Lenfest, under which all outstanding debt and accrued interest held by Mr. Lenfest would be converted into TelVue common stock and new class of Series A Preferred Stock.  The agreement was subject to certain conditions, including stockholder approval of the agreement itself as well as changes to TelVue’s authorized capital stock and other matters.

Under the terms of the agreement, the 2012 Note issued on December 22, 2011 to Mr. Lenfest in the principal amount of $5,000,000, would be converted into a new class of Series A Convertible Preferred Stock, with a conversion price of $0.35 per share.  The new Series A Convertible Preferred Stock would have an annual dividend of 4% payable in cash or in kind, at TelVue’s option.  Under the terms of the agreement, the remaining debt and accrued interest through the effective date would be converted into common stock at a price per share of $0.35.

On March 12, 2012, a special meeting of stockholders was held, at which the requisite number of stockholder votes approved the above mentioned debt conversion, in addition to:

•	Amending TelVue’s Certificate of Incorporation to retire and cancel its existing authorized Class A Preferred Stock;

•

Amending TelVue’s Certificate of Incorporation in order to increase the number of authorized shares of TelVue common stock, par value $.01 per share, from 100,000,000 shares to 600,000,000 shares and to authorize 22,500 shares of Series A Convertible Preferred Stock; and

•

Authorize the Board of Directors to amend TelVue’s Certificate of Incorporation to effect, at its discretion, a reverse stock split of the authorized and outstanding shares of TelVue’s common stock, at a specified ratio of 1-for-200.

In order to consummate the debt conversion transaction, on March 16, 2012, the Company filed with the Secretary of State of the State of Delaware the Certificate of Amendment to the Certificate of Incorporation to:

•	increase the number of authorized shares of common stock, par value $.01 per share, to 600,000,000;

•	cancel the existing authorized but unissued class of Series A Preferred Stock; and

•	authorize the issuance of 22,500 shares of a new class of Series A Convertible Preferred Stock.

On March 16, 2012, the Company consummated the transactions contemplated by the debt conversion.  $20,941,000 of the principal amount of the Notes and note payable, plus $4,921,082 of accrued but unpaid interest was converted into 73,891,663 shares of the Company’s common stock, at a conversion price of $0.35 per share.  The remaining $5,000,000 of the principal amount related to the 2012 Note was converted into 14,285.714 shares of the Company’s Series A Convertible Preferred Stock.

On March 19, 2012, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to implement a 1-for-200 reverse split of the Company’s common stock, par value $0.01 per share and reduce the number of authorized shares of common stock from 600,000,000 to 3,000,000.

At 12:01 a.m. (Eastern Time) on March 22, 2012, the 1-for-200 reverse split became effective.  The effect of the reverse stock split has been reflected in the financial statements and the notes.

EXHIBITS

The following is a list of exhibits filed with, or incorporated by reference into, this report (those exhibits marked with an asterisk are filed herewith and those exhibits marked “(CP)” are management contracts or compensatory arrangements in which a director or executive officer participates):

3.1

Certificate of Incorporation of TelVue (incorporated by reference to TelVue’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 20, 1989 (the “Registration Statement”), File No. 333-28263).

3.2	Bylaws of TelVue (incorporated by reference to TelVue’s Registration Statement, File No. 333-288263).
3.3

Certificate of Amendment of Certificate of Incorporation of TelVue, dated April 11, 1990 (incorporated by reference to TelVue’s Annual Report on Form 10-K for the year ended December 31, 1991, (the “1991 Form 10-K”), File No. 000-17170).

3.4	Certificate of Amendment of Certificate of Incorporation of TelVue, dated March 15, 1991 (incorporated by reference to the 1991 Form 10-K, File No. 000-17170).
3.5

Form of copy of Amendment of Certificate of Incorporation of TelVue, filed September 25, 1995 (incorporated by reference to the TelVue’s Form 10-QSB for the period ended September 30, 1995, (the September 30, 1995 Form 10-QSB), File No. 000-17170).

3.6

Certificate of Amendment to the Certificate of Incorporation of TelVue Corporation dated March 16, 2012 (incorporated by reference to the Current Report on Form 8-K filed on March 19, 2012, File No. 000-17170).

3.7

Certificate of Amendment to the Certificate of Incorporation of TelVue Corporation dated March 19, 2012 (incorporated by reference to the Current Report on Form 8-K filed on March 22, 2012, File No. 000-17170).

4.1

The TelVue Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99 of TelVue’s Registration Statement on Form S-8, dated September 23, 1999, (the “1999 Stock Option Plan”) File No. 000-17170). (CP)

4.2

Form of ISO Option Agreement issued pursuant to the 1999 Stock Option Plan (incorporated by reference to TelVue’s Annual Report on Form 10-KSB for the year ended December 31, 1999, (the “1999 Form 10-KSB”) File No. 000-17170).  (CP)

4.3	Form of NQSO Option Agreement issued pursuant to the 1999 StockOption Plan (incorporated by reference to the 1999 Form 10-KSB, File No. 000-17170). (CP)
4.4	Specimen Stock Certificate for Common Stock. *
4.5	Specimen Stock Certificate for Series A Convertible Preferred Stock. *
10.1	Distributorship Agreement, dated November 2, 1989, between the Company and Science (incorporated by reference to the 1989 Form 10-K, File No. 000-17170).
10.2

Stock Purchase Agreement, dated November 2, 1989, between the Company and H.F. Lenfest (incorporated by reference to the Company’s Report on Form 8-K, dated November 15, 1989, (the “1989 Form 8-K”), File No. 000-17170).

10.3	Shareholders’ Agreement, dated November 2, 1989, among TelVue and certain of its stockholders (incorporated by reference to the Company’s 1989 Form 8-K, File No. 000-17170).
10.4	Option Agreement, dated November 2, 1989, among TelVue and certain of its stockholders (incorporated by reference to the 1989 Form 8-K, File No. 000-17170).
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

10.9	Summary of Director Compensation (incorporated by reference to the 2004 Form 10-KSB, File No. 000-17170). (CP)
10.10	Summary of Executive Compensation. (incorporated by reference to the 2010 Form 10-K, File No. 000-17170). (CP)
10.11	Line of Credit Note, dated April 27, 2005, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on May 3, 2005, File No. 000-17170).
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
10.16

Amendment of Form 8-K filed by TelVue on March 13, 2007 (the “Original 8-K”) to include the information required by Item  9.01 of the Form 8-K in connection with TelVue’s acquisition of PSG incorporated by reference to the May 12, 2007  Form 8-K/A, File No. 000-17170).

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
10.25

Lease Agreement dated March 1, 2010 for office space and the First Amendment to Lease dated March 15, 2010 (“Office Lease Agreement”), between TelVue and The Bloom Organization of South Jersey, LLC (incorporated by reference to the Form 8-K filed on March 19, 2010, File No. 000-17170).

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

10.29	Line of Credit Note, dated December 22, 2011, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on December 28, 2011, File No. 000-17170).
10.30	Debt Conversion Agreement, dated January 11, 2012, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on January 18, 2012, File No. 000-17170).
10.31	Results of voting on proposals presented at the special meeting of Stockholder held on March 12, 2012, (incorporated by reference to the Form 8-K filed on March 14, 2012, File No. 000-17170).
11.	Statement re: Computation of Per Share Earnings (see Note 9 to TelVue’s December 31, 2011 Financial Statements included herein).
23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm. *
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). *
31.2	Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a). *
32.1	Certification of President Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELVUE CORPORATION

DATED: March 30, 2012	By:	/s/ Jesse Lerman
Jesse Lerman
President and Chief Executive Officer

DATED: March 30, 2012	By:	/s/ John Fell
John Fell
Treasurer-Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ H.F. Lenfest	Chairman of the Board and Director	March 30, 2012
H.F. Lenfest

/s/ Joy Tartar	Director	March 30, 2012
Joy Tartar

/s/ Robert Lawrence	Director	March 30, 2012
Robert Lawrence

/s/ Jesse Lerman	Director	March 30, 2012
Jesse Lerman

EXHIBIT INDEX

4.4	Specimen Stock Certificate for Common Stock. *
4.5	Specimen Stock Certificate for Series A Convertible Preferred Stock. *
23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm. *
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). *
31.2	Certification of Treasurer-Controller pursuant to Rule 13a-14(a) or 15d-14(a). *
32.1	Certification of President Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Treasurer-Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.