Form 10-Q
period 2012-03-31
TELVUE CORP
filed 2012-05-15
CIK 839443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of registrant’s common stock outstanding as of May 3, 2012: 615,374 shares.

TELVUE CORPORATION

INDEX

		PAGE
		NO.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Statements of Operations (unaudited) for the three months ended March 31, 2012 and March 31, 2011	4

	Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and March 31, 2011	5

	Notes to Condensed Financial Statements (unaudited)	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4. Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 2. Sale of Unregistered Securities	17

	Item 6. Exhibits	18

SIGNATURES		19

EXHIBIT INDEX		19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TELVUE CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,764,006	$151,134
Accounts receivable – trade, net of allowance for doubtful accounts of $32,610 at March 31, 2012 and $29,194 at December 31, 2011	550,964	666,074
Inventory	472,304	399,637
Prepaid expenses	44,975	14,930
TOTAL CURRENT ASSETS	4,832,249	1,231,775

PROPERTY AND EQUIPMENT	6,934,797	6,806,652
Less accumulated depreciation	6,459,206	6,398,247
PROPERTY AND EQUIPMENT, NET	475,591	408,406

OTHER ASSETS	10,916	10,916

TOTAL ASSETS	$5,318,756	$1,651,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$637,875	$595,310
Accrued expenses	212,177	264,589
Deferred service revenue	699,971	648,202
Other liabilities	1,136	1,150
TOTAL CURRENT LIABILITIES	1,551,159	1,509,251

LINES OF CREDIT – MAJORITY STOCKHOLDER	—	20,400,000

NOTE PAYABLE – MAJORITY STOCKHOLDER	—	541,000

ACCRUED INTEREST – MAJORITY STOCKHOLDER	—	4,669,223

TOTAL LIABILITIES	1,551,159	27,119,474

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK, $0.001 par value, 22,500 shares authorized, 14,285.714 shares issued and outstanding, including accrued dividends at March 31, 2012 of $8,225	5,008,225	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value, 3,000,000 shares authorized, 615,374 and 245,415 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,154	2,454
Additional paid-in capital	31,352,740	5,494,938
Accumulated deficit	(32,599,522)	(30,965,769)
	(1,240,628)	(25,468,377)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,318,756	$1,651,097

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

REVENUES
TelVue products and services	$821,202	$859,340
ANI services	124,586	181,653
	945,788	1,040,993

COST OF REVENUES
TelVue products and services	435,237	534,569
ANI services	25,868	31,564
TOTAL COST OF REVENUES	461,105	566,133
GROSS MARGIN	484,683	474,860

OPERATING EXPENSES
Selling and marketing	454,345	281,463
General and administrative	1,352,667	686,225
Depreciation	60,960	68,992
	1,867,972	1,036,680
OPERATING LOSS	(1,383,289)	(561,820)

OTHER INCOME (EXPENSE)
Interest income	1,395	87
Interest expense-related party	(251,859)	(235,873)
TOTAL OTHER INCOME (EXPENSE)	(250,464)	(235,786)
LOSS BEFORE INCOME TAXES	(1,633,753)	(797,606)

INCOME TAX EXPENSE	—	—

NET LOSS	(1,633,753)	(797,606)

DIVIDENDS ON REDEEMABLE COVERTIBLE PREFERRED STOCK	(8,225)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,641,978)	$(797,606)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(5.58)	$(3.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	294,240	243,370

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,633,753)	$(797,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,960	68,992
Accrued interest – majority stockholder	251,859	235,873
Stock-based compensation	4,145	—
Provision for losses on accounts receivable	3,416	—
Changes in assets and liabilities:
Accounts receivable – trade	111,694	(36,057)
Inventory	(72,667)	33,584
Prepaid expenses	(30,045)	(32,194)
Accounts payable – trade	42,565	21,766
Accrued expenses	(52,412)	45,588
Deferred service revenue	51,769	44,631
Other liabilities	(14)	—
NET CASH USED IN OPERATING ACTIVITIES	(1,262,483)	(415,423)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(128,145)	(37,290)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from line of credit – majority stockholder	5,000,000	400,000
Issuance of common stock	3,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,003,500	400,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,612,872	(52,713)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	151,134	185,954
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,764,006	$133,241

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Summary Financial Information and Results of Operations

The accompanying unaudited condensed financial statements of TelVue Corporation (“TelVue” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2012 and December 31, 2011 and the results of operations and cash flows for the three months ended March  31, 2012 and 2011 have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Information included in the Condensed Balance Sheet as of December 31, 2011 has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

The condensed financial statements have been prepared on a “going concern” basis, which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $1,633,753 during the three months ended March 31, 2012, and as of that date, the Company’s total stockholders’ deficit was $1,240,628.  The Company borrowed an additional $5,000,000 against its line of credit in January and February 2012, which was converted to convertible preferred stock in March 2012, when all other borrowings and accrued interest due to the majority stockholder were also converted to common stock (as disclosed in Note 5), leaving the Company with no debt and $3,764,006 of cash and cash equivalents at March 31, 2012.  TelVue continues to execute its modified business plan to focus on equipment and services sales to the cable, telephone company (“Telco”), professional and Internet broadcast markets, and believes it has sufficient cash to fund operating and capital requirements for at least one year.

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

An amount that requires significant estimates and assumptions is the valuation allowances on deferred tax assets.

Reclassification

Certain prior period amounts are reclassified to conform with the current year’s presentation.  The Company has reclassified certain product discounts previously reported in cost of revenues to a reduction in revenues.  The reclassification had no effect in the Company’s balance sheet, net loss or cash flows from operations.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

No income taxes or interest were paid during the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2012, $25,941,000 of related party debt and $4,921,082 of accrued interest thereon was converted to preferred and common stock, which is a non-cash financing activity.  See further disclosure in Notes 5 and 6.

Undeclared dividends on preferred stock of $8,225 were accrued for the three months ended March 31, 2012 and are considered a non-cash financing activity.

3.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock.  Diluted loss per common share is computed by dividing net loss, by the weighted average number of shares of outstanding common stock adjusted to include converted preferred stock and other incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three months ended March 31, 2012 and 2011, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.  The computations of diluted net income per share as of March 31, 2012 and March 31, 2011 exclude the shares underlying approximately 23,000 and 18,000 vested unexercised stock options, respectively, and the as-converted preferred stock, because their inclusion would have been antidilutive for the periods presented.

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

The provisions for income tax expense (benefit) for the three months ended March 31, 2012 and 2011 consisted of the following components:

	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(811,000)	(174,000)
State	(181,000)	(46,000)
	(992,000)	(220,000)
Valuation allowance increase	992,000	220,000
Total	$—	$—

No provision for federal and state income taxes was required for the three months ended March 31, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated to utilize TelVue’s net deferred tax asset, including a net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $22,800,000 on a tax-reporting basis as of March 31, 2012. The carry-forward begins to expire on December 31, 2024.

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

5.  NOTES PAYABLE AND LINES OF CREDIT – MAJORITY STOCKHOLDER

Since November 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue’s common stock to Mr. H.F (Gerry) Lenfest, TelVue’s majority stockholder, and from loans from Mr. Lenfest.  As of December 31, 2011, TelVue had entered into nine Lines of Credit Notes (the “Notes”) with Mr. Lenfest in the aggregate principal amount of $25,400,000. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation, TelVue’s non-interest bearing note in the amount of $541,000 (the “Science Note”).

The most recent of the Notes was entered into on December 22, 2011 (the “2012 Note”). In January and February 2012, the Company borrowed the maximum $5,000,000 under the 2012 Note.

On January 11, 2012, TelVue executed a Debt Conversion Agreement with Mr. Lenfest. At a Special Meeting of Stockholders on March 12, 2012, the stockholders of the Company authorized and approved the Debt Conversion Agreement and the transactions contemplated thereby (“the Conversion Transactions”). The Company consummated the Conversion Transactions on March 16, 2012. $20,941,000 of the principal amount of the Notes and Science Note, plus $4,921,082 of accrued but unpaid interest thereon through March 16, 2012, was converted into 369,458 shares of the Company’s Common Stock (as adjusted for the reverse stock split disclosed in Note 6), at an adjusted conversion price of $70.00 per share. The remaining $5,000,000 of the principal amount of the Notes was converted into 14,285.714 shares of the Company’s Series A Convertible Preferred Stock.

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Conversion Transactions disclosed in Note 5 included the authorization of 22,500 shares of a new series of preferred stock of TelVue designated as Series A Convertible Preferred Stock (“Preferred Stock”).  The Preferred Stock has a par value of $0.001 and is convertible into shares of common stock at a price of $70.00 per share at the option of the holder or upon certain contingent triggering events.  The Preferred Stock is redeemable at the option of the Company or upon certain deemed liquidation events.  Because the issued and outstanding Preferred Stock is held by the majority stockholder who has control over redemption through representation on the Company’s Board of Directors, it is considered redeemable and classified as temporary equity in the condensed balance sheet.  From the date of issuance, dividends at the rate per annum of $14.00 per share shall accrue on the Preferred Stock, whether or not declared, and shall be cumulative. Accruing dividends shall be payable only when, as and if declared by the Board of Directors, and the Company shall be under no obligation to pay such accruing dividends, except upon liquidation, dissolution, winding up or other deemed liquidation event to the extent there are assets available for distribution, or redemption of the Preferred Stock by the Company.  The accruing dividends shall be payable in either cash or shares of Preferred Stock as determined by the Company, and in preference to any cash dividends to common stockholders.   As of March 31, 2012, aggregate cumulative dividends in arrears on the outstanding Preferred Stock amounted to $8,225, or $0.58 per outstanding share, and are included with the Preferred Stock in the condensed balance sheet.  The liquidation preference of the Preferred Stock at March 31, 2012 is $5,008,225.

The authorized but unissued class of redeemable convertible preferred stock that existed prior to the Conversion Transactions was retired as part of the Conversion Transactions.

In order to complete the Conversion Transactions, the Company increased the authorized number of shares of common stock to 600,000,000.  Subsequent to the consummation of the Conversion Transactions, the Company completed a 1-for-200 reverse stock split which became effective on March 22, 2012.  As a result of the reverse stock split, all common stock share amounts have been retrospectively adjusted in these financial statements.

7.  RELATED PARTY TRANSACTIONS

See Notes 5 and 6 for information of related party transactions between TelVue and its majority stockholder.

8.  FINANCIAL DATA BUSINESS SEGMENTS

The Company operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations, the TelVue HyperCaster™ Internet Protocol (IP) broadcast server, and services such as WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue HyperCaster™ server models for cable, Telco and professional supports streaming cable standard (MPEG-2 Transport) and advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV™ from any TelVue broadcast server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand.

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

TelVue’s second business segment is the marketing and service company which sells automatic number identification (“ANI”) telecommunication services to the cable television industry. The ANI services permit cable and Telco companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required.

Summarized financial information by reporting segment for each of the three months ended March 31, 2012 and 2011, is as follows:

Three months ended March 31, 2012	TPS	ANI	Total

Revenues	$821,202	$124,586	$945,788
Depreciation	56,313	4,647	60,960
Operating income/(loss)	(1,448,048)	64,759	(1,383,289)
Other income/(expense)	(230,542)	(19,922)	(250,464)
Net income/(loss)	(1,678,590)	44,837	(1,633,753)
Capital expenditures	128,145	—	128,145

Three months ended March 31, 2011	TPS	ANI	Total

Revenues	$859,340	$181,653	$1,040,993
Depreciation	65,306	3,686	68,992
Operating income/(loss)	(671,258)	109,438	(561,820)
Other income/(expense)	(204,691)	(31,095)	(235,786)
Net income/(loss)	(875,949)	78,343	(797,606)
Capital expenditures	37,290	—	37,290

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  All forward-looking statements involve risks and uncertainty, including, without limitation, TelVue’s ability to obtain sufficient cash to continue its operations, TelVue’s ability to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in this Quarterly Report on Form 10-Q.  These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

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

OVERVIEW OF COMPANY

TelVue is a broadcast technology company that specializes in playback, automation, workflow and multi-screen delivery solutions for public, education and government (“PEG”) television stations; cable, telephone company (“Telco”) and satellite television providers; K-12 and higher education institutions; professional broadcasters and media companies. TelVue delivers local programming to over thirty million homes nationwide; powers over 1,500 PEG and campus television channels; provides leased access and local origination solutions to over seventy five Multi System Operators (“MSOs”) including eight of the top ten, and the nation’s largest telephone company; and delivers on-campus local channels to over one million students on college campuses nationwide.

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

TelVue operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations, the TelVue HyperCaster™ Internet Protocol (IP) broadcast server, and services such as WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue HyperCaster™ server models for cable, Telco and professional broadcasters supports streaming cable standard (MPEG-2 Transport) and advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to PEG.TV™ from any TelVue broadcast server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand.

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

An area that requires estimates and assumptions is the valuation allowances on deferred tax assets.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton®, TelVue HyperCaster™ and other equipment upon shipment of the equipment to its customers.  Revenues related to its WEBUS®, PEG.TV™, TelVue Connect™ and TelVue CloudCast™ services are recognized on a monthly basis, being amortized over the term of the agreement.  TelVue also sells annual product maintenance plans covering equipment support and application upgrades.  Revenues for the product maintenance plans are deferred and are recognized on a straight-line basis in subsequent periods.  Revenue related to TelVue’s ANI service is recognized in the month the service is provided.

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

The above listing is not intended to be a comprehensive list of all TelVue’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See TelVue’s audited financial statements and notes thereto included in its Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS:

The following discussion deals with the increase in operating loss for the three months ended March 31, 2012, when compared to the same period of 2011, and the reasons for the changes. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011.  TelVue also discusses the changes in TPS revenue and expenses.

Detailed financial information for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2012	2011	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$821,202	$859,340	$(38,138)	(4.4)
ANI services	124,586	181,653	(57,067)	(31.4)

Cost of Revenues
TelVue products and services	435,237	534,569	99,332	18.6
ANI services	25,868	31,564	5,696	18.0

Operating Expenses
Selling and marketing
TelVue products and services	454,345	281,463	(172,882)	(61.4)
ANI services	—	—	—	—
General and administrative
TelVue products and services	1,323,355	649,260	(674,095)	(103.8)
ANI services	29,312	36,965	7,653	20.7
Depreciation
TelVue products and services	56,313	65,306	8,993	13.8
ANI services	4,647	3,686	(961)	(26.1)

Operating Loss	(1,383,289)	(561,820)	(821,469)	(146.2)

Other Income (Expense)	(250,464)	(235,786)	(14,678)	(6.2)

Net Loss	$(1,633,753)	$(797,606)	$(836,147)	(104.8)

Additional financial information by reporting segment for the three months ended March 31, 2012 and 2011 is as follows:

	TelVue products and services		ANI services
Three months ended March 31,	2012	2011	2012	2011

Operating income/(loss)	$(1,448,048)	$(671,258)	$64,759	$109,438
Other income/(expense)	$(230,542)	$(204,691)	$(19,922)	$(31,095)
Net income/(loss)	$(1,678,590)	$(875,949)	$44,837	$78,343
Capital expenditures	$128,145	$37,290	$—	$—

The TPS segment had operating losses of $1,448,048 for the three months ended March 31, 2012, compared to operating losses of $671,258 for the three months ended March 31, 2011 primarily due to an increase in sales and marketing and general and administrative expenses and a decrease in TPS segment revenue, offset by a decrease in cost of sales expenses.  The ANI segment had operating income of $64,759 for the three months ended March 31, 2012, compared to $109,438 for the three months ended March 31, 2011. The decrease in operating income for the ANI segment was mainly a result of an anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment’s percentage of total forecasted revenues for the year, 8% of certain expenses were allocated to the ANI segment for the three months ended March 31, 2012, compared to an allocation percentage of 13% for the same periods of 2011.

Revenues

Total revenues decreased by $95,205 for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.  TPS revenues decreased $38,138 for the three months ended March 31, 2012, compared to the same period of 2011.  This was primarily due to a 17.8% decrease in TPS equipment revenue for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  This decrease was partially offset by a 99.4% increase in PEG.TV™ revenue, as Internet video and broadband TV continue to gain in popularity and a 25.7% increase in maintenance service revenue, as TelVue’s equipment footprint continues to grow.

Despite this revenue decrease, overall TPS sales orders grew by 58% for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.   This included a 47% increase in cable, Telco and professional broadcast market sales orders, and a 42% increase in PEG market sales orders.  Sales orders received during the three months ended March 31, 2012 included a $120,000 multi-server purchase order from an existing broadcast customer that deploys TelVue servers in cable headends as part of their edge broadcast network.  Revenue recognition for these orders will occur over time as the equipment is shipped, with only a portion of the revenue being recognized during the three months ended March 31, 2012.

In the cable and Telco broadcast markets, sales of TelVue Hypercaster™ broadcast servers increased by 50% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, demonstrating further market acceptance of the unique IP-centric broadcast and workflow that the TelVue Hypercaster™ provides.  In addition to deployments with eight of the top ten MSOs, the Company has deployments with over 75 individual MSOs including Tier 2 and Tier 3 operators.

TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy continues to recover.  Additionally, the Company expects to begin to develop direct sales to Media companies as the Company continues to invest in development and marketing of its new cloud video services.

ANI revenues decreased $57,067 for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.  There was an expected decrease of $1,523 in pay-per-view revenue for the three months ended March 31, 2012 when compared to the same period of 2011, and a decrease of $1,474 in pay-per-view plus revenue for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.  These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2011 (as discussed below). Additionally, there were decreases in feature revenue of $26,605, decreases of $16,285 in data link revenue and decreases of $8,860 in program number revenue for the three months ended March 31, 2012, when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011, primarily due to a decline in the number of ANI subscribers (as discussed below).

As of March 31, 2012, the ANI service was serving approximately 700,000 full-time cable subscribers compared to approximately one million full-time cable subscribers served as of March 31, 2011.  During the three months ended March 31, 2012, there were 107,000 ANI subscriber cancellations and no new additions.  The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator’s customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Total cost of revenues decreased by $105,028 for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  Cost of revenues for the TPS segment decreased $99,332 for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011, primarily as a result of lower sales of TPS equipment and lower consulting expenses.  These decreases were partially offset by higher expenses related to Internet bandwidth purchased for use with TelVue’s cloud-based services.

ANI cost of revenues decreased $5,696 for the three months ended March 31, 2012, when compared to the same period of 2011, primarily due to a favorable variance in compensation expense, in addition to savings in telecommunications expenses when comparing these periods.  This decrease is not proportionate with the decrease in ANI revenue, as there are fixed expenses, whereas certain revenue components are based on usage.

Selling and Marketing Expenses

Total selling and marketing expenses, which are entirely attributed to the TPS segment, increased $172,882 for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.  This increase was primarily the result of higher compensation expenses related to increased staffing, including a salesperson hired to develop the Latin America market, when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011.  Additionally, the Company incurred expenses related to an outside public relations company contracted during the three months ended March 31, 2012 to assist in the development of the cable and Telco markets, while none was used during the same period in 2011.

General and Administrative Expenses

Total general and administrative expenses increased by $666,442 for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  TPS general and administrative expenses increased $674,095 for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.  This increase was related to additional spending on research and development activities for TelVue’s emerging cloud-based video services including contracting the services of development consultants to accelerate feature development.  Additionally, there were executive search fees paid related to the hiring of six new development employees during the three months ended March 31, 2012.  There was also an increase in legal and accounting fees during the three months ended March 31 2012, related to the debt conversion transaction.

ANI general and administrative expenses decreased $7,653 for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011, primarily as a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Depreciation Expense

TelVue purchased $128,145 of equipment during the three months ended March 31, 2012 compared to $37,290 purchased during the three months ended March 31, 2011.  All of the equipment purchased during the three months ended March 31, 2012 and 2011 was for equipment related to the TPS segment and primarily for infrastructure for TelVue Connect™ and TelVue CloudCast™ cloud video services. Depreciation expense decreased $8,032 for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011, as a result of prior capital purchases reaching the end of their depreciable lives.

Other Income (Expense)

Total other expense increased by $14,678 for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.  This increase was attributed to accruing interest expense related to the balance on the outstanding lines of credit notes, which are discussed more extensively in Liquidity and Capital Resources, offset by increased interest income related to a higher cash balance as of March 31, 2012, when compared to the March 31, 2011.

Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue’s net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $22,800,000 on a tax-reporting basis as of March 31, 2012 (see Note 4 of TelVue’s accompanying condensed financial statements).

Net Loss

TelVue had a net loss of $1,633,753 for the three months ended March 31, 2012, compared to a net loss of $797,606 for the three months ended March 31, 2011. The increase in net loss was primarily due to higher development expenses and revenue decreases during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES:

Going Concern

The condensed financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a “going concern” basis, which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $1,633,753 during the three months ended March 31, 2012, and as of that date, the Company’s total stockholders’ deficit was $1,240,628.  The Company borrowed an additional $5,000,000 against its line of credit in January and February 2012, which was converted to convertible preferred stock in March 2012, when all other borrowings and accrued interest due to the majority stockholder were also converted to common stock (as disclosed in Note 5), leaving the Company with no debt and $3,764,006 of cash and cash equivalents at March 31, 2012.  TelVue continues to execute its modified business plan to focus on equipment and services sales to the cable, telephone company (“Telco”), professional and Internet broadcast markets, and believes it has sufficient cash to fund operating and capital requirements for at least one year.

Funding of Operations

Since November 1989, TelVue has funded its expansion and operating deficit from the proceeds of the sale of shares of TelVue’s common stock and preferred stock to Mr. Lenfest, TelVue’s majority stockholder, and from loans from Mr. Lenfest.  As of December 31, 2011, TelVue had entered into nine Lines of Credit Notes (the “Notes”) with Mr. Lenfest in the aggregate principal amount of $25,400,000. In addition to these borrowings, during January 1995, Mr. Lenfest purchased from Science Dynamics Corporation, TelVue’s non-interest bearing note in the amount of $541,000 (the “Science Note”).

The most recent of the Notes was entered into on December 22, 2011 (the “2012 Note”). In January and February 2012, the Company borrowed the maximum $5,000,000 under the 2012 Note.

On January 11, 2012, TelVue executed a Debt Conversion Agreement with Mr. Lenfest. At a Special Meeting of Stockholders on March 12, 2012, the stockholders of the Company authorized and approved the Debt Conversion Agreement and the transactions contemplated thereby (“the Conversion Transactions”). The Company consummated the Conversion Transactions on March 16, 2012. $20,941,000 of the principal amount of the Notes and Science Note, plus $4,921,082 of accrued but unpaid interest thereon through March 16, 2012, was converted into 369,458 shares of the Company’s Common Stock (as adjusted for the reverse stock split disclosed in Note 6), at a conversion price of $70.00 per share. The remaining $5,000,000 of the principal amount of the Notes was converted into 14,285.714 shares of the Company’s Series A Convertible Preferred Stock.

The Conversion Transactions, as discussed above, included the authorization of 22,500 shares of a new series of preferred stock of TelVue designated as Series A Convertible Preferred Stock, which is convertible into common stock at a fixed price at the option of the holder or upon certain contingent triggering events.  From the date of issuance, dividends at the rate per annum of $14.00 per share shall accrue on the Series A Convertible Preferred Stock, and shall be cumulative. Accruing dividends shall be payable only when, as and if declared by the Board of Directors, and the Company shall be under no obligation to pay such accruing dividends, except upon liquidation, dissolution, winding up or other deemed liquidation event to the extent there are assets available for distribution, or redemption by the Company.  The accruing dividends shall be payable in either cash or shares of Series A Preferred Stock as determined by the Company, and in preference to any cash dividends to common stockholders.  Because the issued and outstanding Series A Convertible Preferred Stock is held by the majority stockholder who has control over redemption through representation on the Company’s Board of Directors, it is considered redeemable and classified as temporary equity in the condensed balance sheet.  As of March 31, 2012, undeclared dividends on outstanding preferred stock amounted to $8,225.

The authorized but unissued class of redeemable convertible preferred stock that existed prior to the Conversion Transactions was retired as part of the Conversion Transactions.

In order to complete the Conversion Transactions, the Company increased the authorized number of shares of common stock to 600,000,000.  Subsequent to the consummation of the Conversion Transactions, the Company completed a 1-for-200 reverse stock split which became effective on March 22, 2012.  As a result of the reverse stock split, all common stock share amounts have been retrospectively adjusted in these financial statements.

As a result of receiving the additional investment of $5,000,000 from Mr. Lenfest and consummating the Conversion Transactions, TelVue no longer has any outstanding indebtedness and has adequate working capital to meet its cash flow needs for at least the next twelve months.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $1,262,483 for the three months ended March 31, 2012, compared to $415,423 for the three months ended March 31, 2011.  The decrease in cash flow compared to 2011 was primarily due to a higher net loss for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011, offset by higher cash collections during that same period.  Additionally, there were higher expenses paid related to increased development activities during the three months ended March 31, 2012, when compared to the same period of 2011.

TelVue had a cash balance of $3,764,006 as of March 31, 2012, compared to a balance of $133,241 as of March 31, 2011, primarily due to the $5,000,000 investment received from Mr. Lenfest in connection with the 2012 Note, which was subsequently converted to TelVue Series A Convertible Preferred Stock.  TelVue believes that this cash balance is adequate to satisfy it working capital needs for at least the next twelve months as it grows its business.

Accounts Receivable-Trade and Allowance for Doubtful Accounts

As of March 31, 2012, TelVue had a net accounts receivable-trade balance of $550,964, compared to $666,074 as of December 31, 2011. The decrease was primarily due to increased cash collections and lower TPS and ANI segment sales for the three months ended March 31, 2012.  Management reviews and assesses the status of customer accounts on a regular basis and had established a bad debt reserve in the amount of $32,610 and $29,194 as of March 31, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts is estimated based on historical experience and a review of specific customer accounts.

TelVue’s days of sales in average accounts receivable was 43 days at March 31, 2012, compared to 51 days at December 31, 2011.  TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton® and HyperCaster™ customers.  The Company has not changed its credit terms with its customers for its TPS services or ANI service.  A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton® and HyperCaster™ equipment purchases.

Prepaid Expenses

As of March 31, 2012, TelVue had a prepaid expense balance of $44,975, compared to a balance of $14,930 as of December 31, 2011. This increase was primarily the result of paying in-full for the Company’s business insurance policies during the three months ended March 31, 2012.  The expense related to these policies is recognized evenly over the policy period.

Accounts Payable-Trade

As of March 31, 2012, TelVue had an accounts payable-trade balance of $637,875, compared to a balance of $595,310 as of December 31, 2011.   The increase was primarily a result of higher payments due to outside development consultants contracted as of March 31, 2012, when compared to the payments due as of December 31, 2011.

Accrued Expenses

As of March 31, 2012, TelVue had an accrued expense balance of $212,177, compared to a balance of $264,589 as of December 31, 2011.  The decrease was primarily due to a lower expense accrual than at December 31, 2011 related to contracted development consultants, offset by a higher accrual for employee paid time off, as it is earned and accrued evenly throughout the year, while most employee vacations are taken in the second half of the year.

Deferred Service Revenue

As of March 31, 2012, TelVue had a deferred service revenue balance of $699,971, compared to a balance of $648,202 as of December 31, 2011.  The increase was primarily due to increased sales of TPS equipment support and other services, for which the revenue is deferred and recognized over the contract period.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements at March 31, 2012 that had or are reasonably likely to have, a current or future effect on TelVue’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to TelVue’s interests.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

TelVue, a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  TelVue’s Chief Executive Officer and its Treasurer (Controller), have evaluated the effectiveness of TelVue’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, TelVue’s Chief Executive Officer and its Treasurer (Controller) have concluded that TelVue’s disclosure controls and procedures were adequate and effective to ensure that information regarding the Company is made known to its management, including its Chief Executive Officer and Treasurer (Controller), as appropriate to allow timely decisions regarding required disclosure and were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. During the quarterly period covered by this report, there were no changes in TelVue’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect TelVue’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.  Sale of Unregistered Securities.

On January 11, 2012, TelVue executed the Debt Conversion Agreement  with H.F. Lenfest, a director and the majority stockholder of the Company, who held nine Line of Credit Notes and a non-interest bearing note, issued by the Company (together, the “Notes”). At a Special Meeting of Stockholders on March 12, 2012, the stockholders of the Company authorized and approved the Debt Conversion Agreement and the Conversion Transactions contemplated thereby.

The Company consummated the Conversion Transactions on March 16, 2012.  $20,941,000 of the principal amount of the Notes, plus $4,921,082 of accrued but unpaid interest thereon through March 16, 2012 was converted into 73,891,663 shares of the Company’s Common Stock, at a conversion price of $0.35 per share. The remaining $5,000,000 of the principal amount of the Notes was converted into 14,285.714 shares of the Company’s Series A Convertible Preferred Stock. The Conversion Transactions took place after the Company’s filing of its Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State for the State of Delaware on March 16, 2012.

The 73,891,663 shares of Common Stock and 14,285.714 shares of Series A Convertible Preferred Stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration set forth in Section 3(a)(9) of the Securities Act and the shares of Common Stock and the Series A Convertible Preferred Stock bear a restrictive legend.  The new securities were issued in exchange for surrender of outstanding securities of the Company and the Company did not pay any person for the solicitation of the exchange.

Item 6.  Exhibits.

3.1

Certificate of Amendment to the Certificate of Incorporation of TelVue Corporation dated March 16, 2012 (incorporated by reference to the Current Report on Form 8-K filed on March 19, 2012, File No. 000-17170).

3.2

Certificate of Amendment to the Certificate of Incorporation of TelVue Corporation dated March 19, 2012 (incorporated by reference to the Current Report on Form 8-K filed on March 22, 2012, File No. 000-17170).

4.1	Specimen Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 of the Annual Report on Form 10-K filed on March 30, 2012, File No. 000-17170).

4.2	Specimen Stock Certificate for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 of the Annual Report on Form 10-K filed on March 30, 2012, File No. 000-17170).

10.1	Debt Conversion Agreement, dated January 11, 2012, between H.F. (Gerry) Lenfest and TelVue (incorporated by reference to the Form 8-K filed on January 18, 2012, File No. 000-17170).

10.2	Results of voting on proposals presented at the special meeting of Stockholder held on March 12, 2012, (incorporated by reference to the Form 8-K filed on March 14, 2012, File No. 000-17170).

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

TELVUE CORPORATION

DATED: May 15, 2012	By:	/s/ Jesse Lerman
Jesse Lerman
President and Chief Executive Officer

DATED: May 15, 2012	By:	/s/ John Fell
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