Form 10-Q
period 2012-06-30
TELVUE CORP
filed 2012-08-14
CIK 839443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of registrant’s common stock outstanding as of August 7, 2012: 615,420 shares.

TELVUE CORPORATION

INDEX

		PAGE
		NO.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2012 and June 30, 2011	4

	Condensed Statements of Operations (unaudited) for the six months ended June 30, 2012 and June 30, 2011	5

	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and June 30, 2011	6

	Notes to Condensed Financial Statements (unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4. Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 6. Exhibits	20

SIGNATURES		21

EXHIBIT INDEX		21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TELVUE CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,329,163	$151,134
Accounts receivable – trade, net of allowance for doubtful accounts of $41,332 at June 30, 2012 and $29,194 at December 31, 2011	732,583	666,074
Inventory	458,048	399,637
Prepaid expenses	68,553	14,930
TOTAL CURRENT ASSETS	3,588,347	1,231,775

PROPERTY AND EQUIPMENT	7,041,772	6,806,652
Less accumulated depreciation	6,521,632	6,398,247
PROPERTY AND EQUIPMENT, NET	520,140	408,406

OTHER ASSETS	10,916	10,916

TOTAL ASSETS	$4,119,403	$1,651,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$354,365	$595,310
Accrued expenses	219,969	264,589
Deferred service revenue	712,236	648,202
Other liabilities	1,221	1,150
TOTAL CURRENT LIABILITIES	1,287,791	1,509,251

LINES OF CREDIT – MAJORITY STOCKHOLDER	—	20,400,000

NOTE PAYABLE – MAJORITY STOCKHOLDER	—	541,000

ACCRUED INTEREST – MAJORITY STOCKHOLDER	—	4,669,223

TOTAL LIABILITIES	1,287,791	27,119,474

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK, $0.001 par value, 22,500 shares authorized, 14,285.714 shares issued and outstanding, including accrued dividends at June 30, 2012 of $58,416	5,058,416	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value, 3,000,000 shares authorized, 615,420 and 245,415 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,206	2,454
Additional paid-in capital	31,375,886	5,494,938
Accumulated deficit	(33,608,896)	(30,965,769)
	(2,226,804)	(25,468,377)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,119,403	$1,651,097

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011

REVENUES
TelVue products and services	$990,587	$1,018,985
ANI services	117,564	172,770
	1,108,151	1,191,755

COST OF REVENUES
TelVue products and services	503,080	549,141
ANI services	25,480	29,658
TOTAL COST OF REVENUES	528,560	578,799
GROSS MARGIN	579,591	612,956

OPERATING EXPENSES
Selling and marketing	424,334	270,950
General and administrative	1,045,234	854,865
Depreciation	62,426	67,102
	1,531,994	1,192,917
OPERATING LOSS	(952,403)	(579,961)

OTHER INCOME (EXPENSE)
Interest income	1,445	12
Interest expense-related party	—	(244,823)
TOTAL OTHER INCOME (EXPENSE)	1,445	(244,811)
LOSS BEFORE INCOME TAXES	(950,958)	(824,772)

INCOME TAX EXPENSE	—	—

NET LOSS	(950,958)	(824,772)

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(50,191)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,001,149)	$(824,772)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(1.63)	$(3.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	615,380	243,743

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

REVENUES
TelVue products and services	$1,811,789	$1,878,325
ANI services	242,150	354,423
	2,053,939	2,232,748

COST OF REVENUES
TelVue products and services	938,317	1,083,710
ANI services	51,348	61,222
TOTAL COST OF REVENUES	989,665	1,144,932
GROSS MARGIN	1,064,274	1,087,816

OPERATING EXPENSES
Selling and marketing	878,679	552,413
General and administrative	2,397,901	1,541,090
Depreciation	123,386	136,094
	3,399,966	2,229,597
OPERATING LOSS	(2,335,692)	(1,141,781)

OTHER INCOME (EXPENSE)
Interest income	2,840	99
Interest expense-related party	(251,859)	(480,696)
TOTAL OTHER INCOME (EXPENSE)	(249,019)	(480,597)
LOSS BEFORE INCOME TAXES	(2,584,711)	(1,622,378)

INCOME TAX EXPENSE	—	—

NET LOSS	(2,584,711)	(1,622,378)

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(58,416)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,643,127)	$(1,622,378)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(5.81)	$(6.66)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	454,810	243,558

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,584,711)	$(1,622,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,386	136,094
Accrued interest – majority stockholder	251,859	480,696
Stock-based compensation	8,291	—
Provision for losses on accounts receivable	12,138	2,987
Changes in assets and liabilities:
Accounts receivable – trade	(78,647)	(149,337)
Inventory	(58,411)	(7,543)
Prepaid expenses	(53,623)	(20,775)
Accounts payable – trade	(240,945)	78,733
Accrued expenses	(44,620)	62,362
Deferred service revenue	64,034	72,863
Other liabilities	71	(985)
NET CASH USED IN OPERATING ACTIVITIES	(2,601,178)	(967,283)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(235,120)	(81,970)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from line of credit – majority stockholder	5,000,000	1,100,000
Issuance of common stock	14,327	4,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,014,327	1,104,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,178,029	55,247

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	151,134	185,954
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,329,163	$241,201

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Summary Financial Information and Results of Operations

The accompanying unaudited condensed financial statements of TelVue Corporation (“TelVue” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2012 and December 31, 2011 and the results of operations and cash flows for the three and six months ended June  30, 2012 and 2011 have been included.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Information included in the Condensed Balance Sheet as of December 31, 2011 has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

The condensed financial statements have been prepared on a “going concern” basis, which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $2,584,711 during the six months ended June 30, 2012, and as of that date, the Company’s total stockholders’ deficit was $2,226,804.  The Company borrowed an additional $5,000,000 against its line of credit in January and February 2012, which was converted to convertible preferred stock in March 2012, when all other borrowings and accrued interest due to the majority stockholder were also converted to common stock (as disclosed in Note 5), leaving the Company with no debt and $2,329,163 of cash and cash equivalents at June 30, 2012.  TelVue continues to execute its modified business plan to focus on equipment and services sales to the cable, telephone company (“Telco”), professional and Internet broadcast markets, and believes it has sufficient cash to fund operating and capital requirements for at least one year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates and assumptions are used in determining the valuation allowance on deferred tax assets.

Reclassification

Certain prior period amounts are reclassified to conform with the current year’s presentation.  The Company has reclassified certain product discounts previously reported in cost of revenues as a reduction in revenues.  The reclassification had no effect in the Company’s balance sheet, net loss or cash flows from operations.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

No income taxes or interest were paid during the three or six months ended June 30, 2012 or 2011.

During the six months ended June 30, 2012, $25,941,000 of related party debt and $4,921,082 of accrued interest thereon was converted to preferred and common stock, which is a non-cash financing activity.  See further disclosure in Notes 5 and 6.

Undeclared dividends on preferred stock of $58,416 were accrued for the six months ended June 30, 2012 and are considered a non-cash financing activity.

3.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock.  Diluted loss per common share is computed by dividing net loss, by the weighted average number of shares of outstanding common stock adjusted to include converted preferred stock and other incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three and six months ended June 30, 2012 and 2011, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.  The computations of diluted net income per share as of June 30, 2012 and June 30, 2011 exclude the shares underlying approximately 30,000 and 26,000 vested unexercised stock options, respectively, and the as-converted preferred stock, because their inclusion would have been antidilutive for the periods presented.

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

The provision for income tax expense (benefit) for the three months ended June 30, 2012 and 2011 consisted of the following components:

	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(321,000)	(271,000)
State	(85,000)	(74,000)
	(406,000)	(345,000)
Valuation allowance increase	406,000	345,000
Total	$—	$—

The provision for income tax expense (benefit) for the six months ended June 30, 2012 and 2011 consisted of the following components:

	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(1,132,000)	(445,000)
State	(266,000)	(120,000)
	(1,398,000)	(565,000)
Valuation allowance increase	1,398,000	565,000
Total	$—	$—

No provision for federal and state income taxes was required for the three and six months ended June 30, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated to utilize TelVue’s net deferred tax asset, including a net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $23,800,000 on a tax-reporting basis as of June 30, 2012. The carry-forward, if not utilized, will begin to expire in 2024 through 2032.

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

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Conversion Transactions disclosed in Note 5 included the authorization of 22,500 shares of a new series of preferred stock of TelVue designated as Series A Convertible Preferred Stock (“Preferred Stock”).  The Preferred Stock has a par value of $0.001 and is convertible into shares of common stock at a price of $70.00 per share at the option of the holder or upon certain contingent triggering events.  The Preferred Stock is redeemable at the option of the Company or upon certain deemed liquidation events.  Because the issued and outstanding Preferred Stock is held by the majority stockholder who has control over redemption through representation on the Company’s Board of Directors, it is classified as temporary equity in the condensed balance sheet.  From the date of issuance, dividends at the rate per annum of $14.00 per share shall accrue on the Preferred Stock, whether or not declared, and shall be cumulative. Accruing dividends shall be payable only when, as and if declared by the Board of Directors, and the Company shall be under no obligation to pay such accruing dividends, except upon liquidation, dissolution, winding up or other deemed liquidation event to the extent there are assets available for distribution, or redemption of the Preferred Stock by the Company.  The accruing dividends shall be payable in either cash or shares of Preferred Stock as determined by the Company, and in preference to any cash dividends to common stockholders.  As of June 30, 2012, aggregate cumulative dividends in arrears on the outstanding Preferred Stock amounted to $58,416, or $4.09 per outstanding share, and are included with the Preferred Stock in the condensed balance sheet.  The liquidation preference of the Preferred Stock at June 30, 2012 is $5,058,416.

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

8.  FINANCIAL DATA BUSINESS SEGMENTS

The Company operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations, the TelVue HyperCaster™ Internet Protocol (IP) broadcast server, and services such as WEBUS®, TelVue CloudCast™ (formerly PEG.TV™), and TelVue Connect™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue HyperCaster™ server models for cable, Telco and professional supports streaming cable standard (MPEG-2 Transport) and advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to TelVue CloudCast™ from any TelVue broadcast server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand.

WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  TelVue CloudCast™ is a live streaming and Video-on-Demand service for integrating video on the Internet.  Additionally, TelVue CloudCast™ allows broadcasters to deliver 24x7 linear channels including live programming via both multi-screen Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment.  TelVue Connect™ is a cloud-based, multi-user contribution, transcoding, scheduling and distribution application that simplifies broadcast channel management.  TelVue Connect™ allows operators to avoid the cost and time investment in dedicated facilities and equipment for on-premise media drop-off and encoding and outsources the entire process to the cloud.

TelVue’s second business segment is the marketing and service company which sells automatic number identification (“ANI”) telecommunication services to the cable television industry. The ANI services permit cable and Telco companies to process special ordering services without the attendant, high manpower requirements, or extensive physical plant and facilities that are otherwise required.

Summarized financial information by reporting segment for each of the six months ended June 30, 2012 and 2011, is as follows:

Six months ended June 30, 2012	TPS	ANI	Total

Revenues	$1,811,789	$242,150	$2,053,939
Depreciation	114,313	9,073	123,386
Operating income/(loss)	(2,465,854)	130,162	(2,335,692)
Other income/(expense)	(229,097)	(19,922)	(249,019)
Net income/(loss)	(2,694,951)	110,240	(2,584,711)
Capital expenditures	235,120	—	235,120

Six months ended June 30, 2011	TPS	ANI	Total

Revenues	$1,878,325	$354,423	$2,232,748
Depreciation	128,811	7,283	136,094
Operating income/(loss)	(1,356,187)	214,406	(1,141,781)
Other income/(expense)	(417,148)	(63,449)	(480,597)
Net income/(loss)	(1,773,335)	150,957	(1,622,378)
Capital expenditures	81,970	—	81,970

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  All forward-looking statements involve risks and uncertainty, including, without limitation, TelVue’s ability to obtain sufficient cash to continue its operations, TelVue’s ability to continue its growth strategy, increases in costs of labor and employee benefits, general market conditions, competition and similar matters discussed in TelVue’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in this Quarterly Report on Form 10-Q.  These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” “approximately” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

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

TelVue operates two business segments. The first segment, TelVue Products and Services (“TPS”), includes equipment such as the TelVue Princeton® broadcast and storage servers, and encoding and transcoding workstations, the TelVue HyperCaster™ Internet Protocol (IP) broadcast server, and services such as WEBUS®, TelVue CloudCast™ and TelVue Connect™.  TelVue Princeton® consists of high performance digital video systems, servers, and software that support capture, storage, manipulation and play-out of digital media in multiple popular formats.  The TelVue HyperCaster™ server models for cable, Telco and professional broadcasters supports streaming cable standard (MPEG-2 Transport) and advanced video codecs (AVC/H.264) used increasingly in the industry for bandwidth savings for both standard and high-definition channels as well as new technologies such as 3D-TV. TelVue Turbo™ Workflow Accelerator is a scalable workflow application that streamlines publishing videos to TelVue CloudCast™ from any TelVue broadcast server. CampusOneHD™ provides an all-in-one video solution for campuses including local, high-definition television channels, digital signage and life safety, and streaming and Video-on-Demand.

WEBUS® is a broadcast digital signage system for displaying a fully automated TV station-like display on a cable system access channel using computer-based digital technology.  TelVue CloudCast™ is a live streaming and Video-on-Demand service for integrating video on the Internet.  Additionally, TelVue CloudCast™ allows broadcasters to deliver 24x7 linear channels including live programming via both multi-screen Internet streaming and traditional broadcast delivery without the need to own or operate a facility with traditional broadcast equipment.  TelVue Connect™ is a cloud-based, multi-user contribution, transcoding, scheduling and distribution application that simplifies broadcast channel management.  TelVue Connect™ allows operators to avoid the cost and time investment in dedicated facilities and equipment for on-premise media drop-off and encoding and outsources the entire process to the cloud.

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
TelVue Princeton® Digital Broadcaster B3000
TelVue Princeton® Digital Video Archive Server S3000F
TelVue Princeton® Encoding Workstation C500W
TelVue Princeton® Encoding and Transcoding Workstation T7500E
TelVue HyperCaster™
TelVue Turbo™ Workflow Accelerator
CampusOneHD™ High-Definition Broadcast Platform
TelVue ProVue™ Professional HD IP Broadcast Decoder

TPS services include:

WEBUS®	Automated broadcast digital signage display on TV Channel
WEBUS Inside™	WEBUS® integrated within TelVue Princeton® Servers
WEBLINX®	Automated WEBUS® message display on websites
VideoActives™	Real time, dynamic video content for channels
TelVue CloudCast™	Live, linear and on-demand Internet streaming and hosted broadcasting
TelVue Connect™	Cloud video service for multi-user content contribution and scheduling

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

NEW PRODUCTS AND SERVICES

In the second quarter of 2012, TelVue launched the TelVue ProVue™, the first professional native Internet Protocol (“IP”) video decoder that is designed to seamlessly switch between changing video formats, including SD and HD, MPEG-2 and H.264 at resolutions up to 1080p.  TelVue ProVue™ is suited for a variety of applications including IP broadcast video decoding, HD/SD and digital/analog simulcast, multicast, point-to-point and full integration with the TelVue HyperCaster™ broadcast server.  The Company expects the TelVue ProVue™ to help capture a greater portion of the HD broadcast market share as hyperlocal and community broadcasters begin to upgrade their infrastructures to HD broadcast.

Also in the second quarter of 2012, TelVue launched a new tool to allow cable and Telco operators to broaden the range of their content by aggregating programming via the Internet for video-on-demand (“VOD”) services.  The TelVue Connect™ has been extended to support descriptive information about programming, known as metadata, in the industry-specific CableLabs® Asset Distribution Interface standard.  This metadata can be captured and passed to the operator’s VOD system to populate the on-demand program guide.  The new metadata feature allows cable and Telco operators to easily aggregate content from multiple contributors for their on-demand offerings.  It also gives contributors a browser-based “drag-and-drop” solution for program submission from anywhere.  TelVue Connect™ automatically converts the submitted programming to the format required by cable and Telco VOD services, supporting both traditional and IP-based systems.  This new extension of TelVue Connect™ allows TelVue to expand sales to cable and Telco operators beyond solutions for broadcast channel origination to include VOD workflow.  Hyperlocal content such as sports continues to gain in popularity and can be an important differentiator for operator’s VOD offerings.

TelVue also launched full support of automated Electronic Program Guide (“EPG”) data publishing and transfers between the TelVue Princeton® and TelVue HyperCaster™ lines of digital broadcast servers and the Minerva iTVFusion 5.3 TVoIP platform, which is the leading software solutions for the delivery of television services to IP connected devices.  The automation of EPG data publishing and transfer gives local origination and leased access channel timely and updated entries in the program guide, making it easier to promote local programming making it more accessible to DVR recording.  The TelVue automated EPG data publishing and transfer feature eliminates the need to enter program guide data manually.  Operators can also import the EPG data directly to the Minerva platform without incurring any additional fees, such as custom data charges, from their primary EPG data provider.

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

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, TelVue recognizes revenues related to TelVue Princeton®, TelVue HyperCaster™, TelVue ProVue™ and other equipment upon shipment of the equipment to its customers.  Revenues related to its WEBUS®, TelVue CloudCast™ and TelVue Connect™ services are recognized on a monthly basis, being amortized over the term of the agreement.  TelVue also sells annual product maintenance plans covering equipment support and application upgrades.  Revenues for the product maintenance plans are deferred and are recognized on a straight-line basis in subsequent periods.  Revenue related to TelVue’s ANI service is recognized in the month the service is provided.

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

RESULTS OF OPERATIONS:

The following discussion deals with the increase in operating loss for the three and six months ended June 30, 2012, when compared to the same period of 2011, and the reasons for the changes. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011.  TelVue also discusses the changes in TPS revenue and expenses.

Detailed financial information for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended
	June 30,	June 30,	$ Change	% Change
	2012	2011	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$990,587	$1,018,985	$(28,398)	(2.8)
ANI services	117,564	172,770	(55,206)	(32.0)

Cost of Revenues
TelVue products and services	503,080	549,141	46,061	8.4
ANI services	25,480	29,658	4,178	14.1

Operating Expenses
Selling and marketing
TelVue products and services	424,334	270,950	(153,384)	(56.6)
ANI services	—	—	—	—
General and administrative
TelVue products and services	1,022,979	820,318	(202,661)	(24.7)
ANI services	22,255	34,547	12,292	35.6
Depreciation
TelVue products and services	58,000	63,505	5,505	8.7
ANI services	4,426	3,597	(829)	(23.0)

Operating Loss	(952,403)	(579,961)	(372,442)	(64.2)

Other Income (Expense)	1,445	(244,811)	246,256	100.6

Net Loss	$(950,958)	$(824,772)	$(126,186)	(15.3)

Detailed financial information for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended
	June 30,	June 30,	$ Change	% Change
	2012	2011	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$1,811,789	$1,878,325	$(66,536)	(3.5)
ANI services	242,150	354,423	(112,273)	(31.7)

Cost of Revenues
TelVue products and services	938,317	1,083,710	145,393	13.4
ANI services	51,348	61,222	9,874	16.1

Operating Expenses
Selling and marketing
TelVue products and services	878,679	552,413	(326,266)	(59.1)
ANI services	—	—	—	—
General and administrative
TelVue products and services	2,346,334	1,469,578	(876,756)	(59.7)
ANI services	51,567	71,512	19,945	27.9
Depreciation
TelVue products and services	114,313	128,811	14,498	11.3
ANI services	9,073	7,283	(1,790)	(24.6)

Operating Loss	(2,335,692)	(1,141,781)	(1,193,911)	(104.6)

Other Income (Expense)	(249,019)	(480,597)	231,578	48.2

Net Loss	$(2,584,711)	$(1,622,378)	$(962,333)	59.3

Additional financial information by reporting segment for the three and six months ended June 30, 2012 and 2011 is as follows:

	TelVue products and services		ANI services
Three months ended June 30,	2012	2011	2012	2011

Operating income/(loss)	$(1,017,806)	$(684,929)	$65,403	$104,968
Other income/(expense)	$1,445	$(212,457)	$—	$(32,354)
Net income/(loss)	$(1,016,361)	$(897,386)	$65,403	$72,614
Capital expenditures	$106,975	$44,680	$—	$—

	TelVue products and services		ANI services
Six months ended June 30,	2012	2011	2012	2011

Operating income/(loss)	$(2,465,854)	$(1,356,187)	$130,162	$214,406
Other income/(expense)	$(229,097)	$(417,148)	$(19,922)	$(63,449)
Net income/(loss)	$(2,694,951)	$(1,773,335)	$110,240	$150,957
Capital expenditures	$235,120	$81,970	$—	$—

The TPS segment had operating losses of $1,017,806 and $2,465,854 for the three and six months ended June 30, 2012, compared to operating losses of $684,929 and $1,356,187 for the three and six months ended June 30, 2011, respectively, primarily due to an increase in sales and marketing and general and administrative expenses and a decrease in TPS segment revenue, offset by a decrease in cost of sales expenses.  The ANI segment had operating income of $65,403 and $130,162 for the three and six months ended June 30, 2012, compared to $104,968 and $214,406 for the three and six months ended June 30, 2011. The decrease in operating income for the ANI segment was mainly a result of an anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment’s percentage of total forecasted revenues for the year, 8% of certain expenses were allocated to the ANI segment for the three and six months ended June 30, 2012, compared to an allocation percentage of 13% for the same periods of 2011.

Revenues

Total revenues decreased by $83,604 and $178,809 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011.  TPS revenues decreased $28,398 and $66,536 for the three and six months ended June 30, 2012, respectively, compared to the same period of 2011.  This was primarily due to 3.2% and 9.9% decreases in TPS equipment revenue for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011.  This decrease was partially offset by 80.0% and 89.2% increases in TelVue CloudCast™ revenue for the three and six month periods ended June 30, 2012, as Internet video and broadband TV continue to gain in popularity and 8.2% and 16.3% increase in maintenance service revenue, as TelVue’s equipment footprint continues to grow, when comparing the three and six months ended June 30, 2012 to the same periods of 2011.

While recognized consolidated revenues in the first half of 2012 fell, sales orders for the six months ended June 30, 2012 for the Company’s focal products (TPS broadcast servers and hosted services) rose by 23.5 % over the comparable period in 2011.   In addition to a 33% increase in TelVue Care maintenance contracts, sales orders during the six months ended June 30, 2012 included a $120,000 multi-server purchase order for which $3,600 was recognized in the second quarter of 2012, with the balance to be recognized as contracted equipment is shipped over the next 12 months. Sales orders during the six months ended June 30, 2012 also included a $278,000 two-year contract for TelVue CloudCast™ hosted broadcasting, for which revenue will be recognized in equal monthly amounts over the contract term as service is provided by the Company.  It is anticipated that approximately $53,000 of this TelVue CloudCast™ contract will be recognized during the remainder of 2012, with approximately $139,000 recognized in 2013 and approximately $86,000 in 2014.

TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy continues to recover.  Additionally, the Company expects to begin to develop direct sales to Media companies as the Company continues to invest in development and marketing of its new cloud video services.

ANI revenues decreased $55,206 and $112,273 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011.  There were expected decreases of $1,045 and $2,568 in pay-per-view revenue for the three and six months ended June 30, 2012, respectively, when compared to the same period of 2011, and decreases of $7,040 and $8,514 in pay-per-view plus revenue for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011.  These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2011 (as discussed below). Additionally, there were decreases in feature revenue of $23,137 and $49,742, decreases of $16,920 and $33,205 in data link revenue and decreases of $4,889 and $13,749 in program number revenue for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011, primarily due to a decline in the number of ANI subscribers (as discussed below).

As of June 30, 2012, the ANI service was serving approximately 700,000 full-time cable subscribers compared to approximately one million full-time cable subscribers served as of June 30, 2011.  During the six months ended June 30, 2012, there were 108,000 ANI subscriber cancellations and no new additions.  The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator’s customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

Cost of Revenues

Total cost of revenues decreased by $50,239 and $155,267 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011.  Cost of revenues for the TPS segment decreased $46,061 and $145,393 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011, primarily as a result of lower sales of TPS equipment and lower consulting expenses.  These decreases were partially offset by higher expenses related to Internet bandwidth purchased for use with TelVue’s cloud-based services.

ANI cost of revenues decreased $4,178 and $9,874 for the three and six months ended June 30, 2012, respectively, when compared to the same period of 2011, primarily due to a favorable variance in compensation expense, in addition to savings in telecommunications expenses when comparing these periods.  This decrease is not proportionate with the decrease in ANI revenue, as there are fixed expenses, whereas certain revenue components are based on usage.

Selling and Marketing Expenses

Total selling and marketing expenses, which are entirely attributed to the TPS segment, increased $153,384 and $326,266 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011.  This increase was primarily the result of higher compensation expenses related to an increase in the sales and marketing staffing by four employees, when comparing the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011.  Additionally, the Company incurred expenses of approximately $35,000 related to an outside public relations company contracted during the three and six months ended June 30, 2012 to assist in the development of the cable and Telco markets, while none was used during the same period in 2011.

General and Administrative Expenses

Total general and administrative expenses increased by $190,369 and $856,811 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011.  TPS general and administrative expenses increased $202,661 and $876,756 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011.  This increase was related to additional spending on research and development activities for TelVue’s emerging cloud-based video services including contracting the services of software development consultants to accelerate feature development.  Additionally, there were executive search fees of approximately $79,000 paid related to the hiring of seven new engineering employees during the six months ended June 30, 2012.  There was also an increase in legal and accounting fees of approximately $50,000 during the six months ended June 30 2012, related to the debt conversion transaction.

ANI general and administrative expenses decreased $12,292 and $19,945 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011, primarily as a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Depreciation Expense

TelVue purchased $235,120 of equipment during the six months ended June 30, 2012 compared to $81,970 purchased during the six months ended June 30, 2011.  All of the equipment purchased during the six months ended June 30, 2012 and 2011 was for equipment related to the TPS segment and primarily for infrastructure for TelVue Connect™ and TelVue CloudCast™ cloud video services. Depreciation expense decreased $4,676 and $12,708 for the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011, as a result of prior capital purchases reaching the end of their depreciable lives.

Other Income (Expense)

Total other expense decreased by $246,256 and $231,578 for the three and six months ended June 30, 2012, when compared to the three and six months ended June 30, 2011.  This decrease was attributed to no longer accruing interest expense related to the balance on the outstanding lines of credit notes, which are discussed more extensively in Liquidity and Capital Resources, in addition to increased interest income related to a higher cash balance as of June 30, 2012, when compared to the balance as of June 30, 2011.

Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June 30, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue’s net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $23,800,000 on a tax-reporting basis as of June 30, 2012 (see Note 4 of TelVue’s accompanying condensed financial statements).

Net Loss

TelVue had net losses of $950,958 and $2,584,711 for the three and six months ended June 30, 2012, respectively, compared to net losses of $824,772 and $1,622,378 for the three and six months ended June 30, 2011. The increase in net loss was primarily due to higher development expenses and revenue decreases, partially offset by lower interest expense, during the three and six months ended June 30, 2012 when compared to the three and six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES:

Going Concern

The condensed financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a “going concern” basis, which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $2,584,711 during the six months ended June 30, 2012, and as of that date, the Company’s total stockholders’ deficit was $2,226,804.  The Company borrowed an additional $5,000,000 against its line of credit in January and February 2012, which was converted to convertible preferred stock in March 2012, when all other borrowings and accrued interest due to the majority stockholder were also converted to common stock (as disclosed in Note 5), leaving the Company with no debt and $2,329,163 of cash and cash equivalents at June 30, 2012.  TelVue continues to execute its modified business plan to focus on equipment and services sales to the cable, telephone company (“Telco”), professional, community and Internet broadcast markets, and believes it has sufficient cash to fund operating and capital requirements for at least one year.  The Company has made significant product development investment from the fourth quarter of 2011 through the second quarter of 2012 in new cloud video services including TelVue Connect™ and TelVue CloudCast™.  While initial releases of these new services were previously available and sold to clients on a limited basis, full commercial availability launched during the second quarter of 2012.  As such, the Company has only begun to recognize revenue from these new services, and expects cloud video service revenue to become an important growth area for the Company in the coming year and beyond.  Additionally, the launch of the TelVue ProVue™ Professional HD IP Broadcast Decoder in the second quarter of 2012 combined with the TelVue HyperCaster™ IP broadcast server provides broadcasters a solution for High-Definition workflows that can also leverage modern IP networks.  The Company believes there is an increasing number of both High-Definition and IP-centric broadcast opportunities in our core markets, and expects to see further growth from these opportunities.

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

The Conversion Transactions, as discussed above, included the authorization of 22,500 shares of a new series of preferred stock of TelVue designated as Series A Convertible Preferred Stock, which is convertible into common stock at a fixed price at the option of the holder or upon certain contingent triggering events.  From the date of issuance, dividends at the rate per annum of $14.00 per share shall accrue on the Series A Convertible Preferred Stock, and shall be cumulative. Accruing dividends shall be payable only when, as and if declared by the Board of Directors, and the Company shall be under no obligation to pay such accruing dividends, except upon liquidation, dissolution, winding up or other deemed liquidation event to the extent there are assets available for distribution, or redemption by the Company.  The accruing dividends shall be payable in either cash or shares of Series A Preferred Stock as determined by the Company, and in preference to any cash dividends to common stockholders.  Because the issued and outstanding Series A Convertible Preferred Stock is held by the majority stockholder who has control over redemption through representation on the Company’s Board of Directors, it is considered redeemable and classified as temporary equity in the condensed balance sheet.  As of June 30, 2012, undeclared dividends on outstanding preferred stock amounted to $58,416.

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

As a result of receiving the additional investment of $5,000,000 from Mr. Lenfest and consummating the Conversion Transactions, TelVue no longer has any outstanding indebtedness and believes that it has adequate working capital to meet its cash flow needs for at least the next twelve months.

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $2,601,178 for the six months ended June 30, 2012, compared to $967,283 for the six months ended June 30, 2011.  The decrease in cash flow compared to 2011 was primarily due to a higher net loss for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Additionally, there were higher expenses paid related to increased development activities and higher legal fees related to the debt conversion transaction during the six months ended June 30, 2012, when compared to the same period of 2011.

TelVue had a cash balance of $2,329,163 as of June 30, 2012, compared to a balance of $241,201 as of June 30, 2011, primarily due to the $5,000,000 investment received from Mr. Lenfest in connection with the 2012 Note, which was subsequently converted to TelVue Series A Convertible Preferred Stock.  TelVue believes that this cash balance is adequate to satisfy it working capital needs for at least the next twelve months as it grows its business.

Accounts Receivable-Trade and Allowance for Doubtful Accounts

As of June 30, 2012, TelVue had a net accounts receivable-trade balance of $732,583, compared to $666,074 as of December 31, 2011. The increase was primarily due to slower cash collections, in addition to timing of the fulfillment of equipment orders for the six months ended June 30, 2012.  Management reviews and assesses the status of customer accounts on a regular basis and had established a bad debt reserve in the amount of $41,332 and $29,194 as of June 30, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts is estimated based on historical experience and a review of specific customer accounts.

TelVue’s days of sales in average accounts receivable was 60 days at June 30, 2012, compared to 53 days at December 31, 2011.  TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton® and HyperCaster™ customers.  The Company has not changed its credit terms with its customers for its TPS services or ANI service.  A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton® and HyperCaster™ equipment purchases.

Prepaid Expenses

As of June 30, 2012, TelVue had a prepaid expense balance of $68,553, compared to a balance of $14,930 as of December 31, 2011. This increase was primarily the result of paying in-full for the Company’s business insurance policies during the six months ended June 30, 2012.  The expense related to these policies is recognized evenly over the policy period.

Accounts Payable-Trade

As of June 30, 2012, TelVue had an accounts payable-trade balance of $354,365, compared to a balance of $595,310 as of December 31, 2011.  The decrease was primarily a result of the paying of outside development consultants and legal fees that were in the accounts payable-trade balance as of December 31, 2011.

Accrued Expenses

As of June 30, 2012, TelVue had an accrued expense balance of $219,969, compared to a balance of $264,589 as of December 31, 2011.  The decrease was primarily due to a lower expense accrual than at December 31, 2011 related to contracted development consultants and legal and accounting fees, offset by a higher accrual for employee paid time off, as it is earned and accrued evenly throughout the year, while most employee vacations are taken in the second half of the year.

Deferred Service Revenue

As of June 30, 2012, TelVue had a deferred service revenue balance of $712,236, compared to a balance of $648,202 as of December 31, 2011.  The increase was primarily due to increased sales of TPS equipment support and other services, for which the revenue is deferred and recognized over the contract period.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements at June 30, 2012 that had or are reasonably likely to have, a current or future effect on TelVue’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to TelVue’s interests.

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

TELVUE CORPORATION

DATED: August 14, 2012	By:	/s/ Jesse Lerman
Jesse Lerman
President and Chief Executive Officer

DATED: August 14, 2012	By:	/s/ John Fell
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