Form 10-Q
period 2012-09-30
TELVUE CORP
filed 2012-11-09
CIK 839443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of registrant’s common stock outstanding as of November 5, 2012: 616,436 shares.

TELVUE CORPORATION

INDEX

		PAGE
		NO.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2012 and 2011	4

	Condensed Statements of Operations (unaudited) for the nine months ended September 30, 2012 and 2011	5

	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	6

	Notes to Condensed Financial Statements (unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4. Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6. Exhibits	22

SIGNATURES		22

EXHIBIT INDEX		22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TELVUE CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,413,060	$151,134
Accounts receivable – trade, net of allowance for doubtful accounts of $62,700 at September 30, 2012 and $29,194 at December 31, 2011	806,478	666,074
Inventory	489,544	399,637
Prepaid expenses	77,696	14,930
TOTAL CURRENT ASSETS	2,786,778	1,231,775

PROPERTY AND EQUIPMENT	7,067,877	6,806,652
Less accumulated depreciation	6,586,276	6,398,247
PROPERTY AND EQUIPMENT, NET	481,601	408,406

OTHER ASSETS	10,916	10,916

TOTAL ASSETS	$3,279,295	$1,651,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$224,089	$595,310
Accrued expenses	193,761	264,589
Deferred service revenue	775,154	648,202
Other liabilities	1,317	1,150
TOTAL CURRENT LIABILITIES	1,194,321	1,509,251

LINES OF CREDIT – MAJORITY STOCKHOLDER	—	20,400,000

NOTE PAYABLE – MAJORITY STOCKHOLDER	—	541,000

ACCRUED INTEREST – MAJORITY STOCKHOLDER	—	4,669,223

TOTAL LIABILITIES	1,194,321	27,119,474

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK, $0.001 par value, 22,500 shares authorized, 14,285.714 shares issued and outstanding, including accrued dividends at September 30, 2012 of $108,494	5,108,494	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value, 3,000,000 shares authorized, 616,436 and 245,415 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6,211	2,454
Additional paid-in capital	31,383,526	5,494,938
Accumulated deficit	(34,413,257)	(30,965,769)
	(3,023,520)	(25,468,377)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,279,295	$1,651,097

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2012	2011

REVENUES
TelVue products and services	$1,127,507	$920,501
ANI services	105,842	168,365
	1,233,349	1,088,866

COST OF REVENUES
TelVue products and services	545,625	468,177
ANI services	23,618	27,394
TOTAL COST OF REVENUES	569,243	495,571
GROSS MARGIN	664,106	593,295

OPERATING EXPENSES
Selling and marketing	483,977	265,706
General and administrative	870,643	812,830
Depreciation	64,644	65,132
	1,419,264	1,143,668
OPERATING LOSS	(755,158)	(550,373)

OTHER INCOME (EXPENSE)
Interest income	875	70
Interest expense-related party	—	(256,707)
TOTAL OTHER INCOME (EXPENSE)	875	(256,637)
LOSS BEFORE INCOME TAXES	(754,283)	(807,010)

INCOME TAX EXPENSE	—	—

NET LOSS	(754,283)	(807,010)

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(50,078)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(804,361)	$(807,010)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(1.31)	$(3.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	616,045	243,890

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

REVENUES
TelVue products and services	$2,939,296	$2,798,826
ANI services	347,992	522,788
	3,287,288	3,321,614

COST OF REVENUES
TelVue products and services	1,483,942	1,551,887
ANI services	74,966	88,616
TOTAL COST OF REVENUES	1,558,908	1,640,503
GROSS MARGIN	1,728,380	1,681,111

OPERATING EXPENSES
Selling and marketing	1,362,656	818,119
General and administrative	3,268,544	2,353,920
Depreciation	188,030	201,226
	4,819,230	3,373,265
OPERATING LOSS	(3,090,850)	(1,692,154)

OTHER INCOME (EXPENSE)
Interest income	3,715	169
Interest expense-related party	(251,859)	(737,403)
TOTAL OTHER INCOME (EXPENSE)	(248,144)	(737,234)
LOSS BEFORE INCOME TAXES	(3,338,994)	(2,429,388)

INCOME TAX EXPENSE	—	—

NET LOSS	(3,338,994)	(2,429,388)

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(108,494)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,447,488)	$(2,429,388)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(6.77)	$(9.97)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	509,047	243,670

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,338,994)	$(2,429,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188,030	201,226
Accrued interest – majority stockholder	251,859	737,403
Stock-based compensation	12,436	—
Provision for losses on accounts receivable	33,506	5,345
Changes in assets and liabilities:
Accounts receivable – trade	(173,910)	(267,232)
Accounts receivable – other	—	(35,532)
Inventory	(89,907)	38,907
Prepaid expenses	(62,766)	(7,747)
Other assets	—	8,749
Accounts payable – trade	(371,221)	103,093
Accrued expenses	(70,828)	42,973
Deferred service revenue	126,952	105,083
Other liabilities	167	(540)
NET CASH USED IN OPERATING ACTIVITIES	(3,494,676)	(1,497,660)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(261,225)	(106,697)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from line of credit – majority stockholder	5,000,000	1,500,000
Issuance of common stock	17,827	4,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,017,827	1,504,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,261,926	(99,857)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	151,134	185,954
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,413,060	$86,097

See the accompanying unaudited notes which are an integral part of these condensed financial statements.

TELVUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Summary Financial Information and Results of Operations

The accompanying unaudited condensed financial statements of TelVue Corporation (“TelVue” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2012 and December 31, 2011 and the results of operations and cash flows for the three and nine months ended September  30, 2012 and 2011 have been included.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Information included in the Condensed Balance Sheet as of December 31, 2011 has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

The condensed financial statements have been prepared on a “going concern” basis, which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $3,338,994 during the nine months ended September 30, 2012, and as of that date, the Company’s total stockholders’ deficit was $3,023,520.  The Company borrowed an additional $5,000,000 against its line of credit in January and February 2012, which was converted to convertible preferred stock in March 2012, when all other borrowings and accrued interest due to the majority stockholder were also converted to common stock (as disclosed in Note 5), leaving the Company with no debt and $1,413,060 of cash and cash equivalents at September 30, 2012.  TelVue continues to execute its modified business plan to focus on equipment and services sales to the cable, telephone company (“Telco”), professional and Internet broadcast markets, and believes it has sufficient cash to fund operating and capital requirements for at least one year.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

No income taxes or interest were paid during the three or nine months ended September 30, 2012 or 2011.

During the nine months ended September 30, 2012, $25,941,000 of related party debt and $4,921,082 of accrued interest thereon was converted to preferred and common stock, which is a non-cash financing activity.  See further disclosure in Notes 5 and 6.

Undeclared dividends on preferred stock of $108,494 were accrued for the nine months ended September 30, 2012 and are considered a non-cash financing activity.

3.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss, after deduction of preferred stock dividends, when applicable, by the weighted average number of shares of outstanding common stock.  Diluted loss per common share is computed by dividing net loss, by the weighted average number of shares of outstanding common stock adjusted to include converted preferred stock and other incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. Because of the net loss available to common stockholders for the three and nine months ended September 30, 2012 and 2011, no potential common shares were included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect. The computations of diluted net income per share as of September 30, 2012 and 2011 exclude the shares underlying approximately 30,000 and 26,000 vested unexercised stock options outstanding as of those respective dates, as well as  71,428 Common shares which would be issued upon a conversion of 100% of the approximately 14,286 outstanding shares of Redeemable Convertible Series A Preferred Stock (outstanding as of September 30, 2012), because their inclusion would have been antidilutive for the periods presented.

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

The provision for income tax expense (benefit) for the three months ended September 30, 2012 and 2011 consisted of the following components:

	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(252,000)	(265,000)
State	(68,000)	(72,000)
	(320,000)	(337,000)
Valuation allowance increase	320,000	337,000
Total	$—	$—

The provision for income tax expense (benefit) for the nine months ended September 30, 2012 and 2011 consisted of the following components:

	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(1,385,000)	(710,000)
State	(333,000)	(192,000)
	(1,718,000)	(902,000)
Valuation allowance increase	1,718,000	902,000
Total	$—	$—

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  The valuation allowance was recorded due to the uncertainty as to whether future net income would be generated to utilize TelVue’s net deferred tax asset, including a net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $24,400,000 on a tax-reporting basis as of September 30, 2012. The carry-forward, if not utilized, will begin to expire in 2024 through 2032.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2008 and state income tax examinations before 2006.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.  The Company is not currently under Internal Revenue Service tax examination or under examination by any state jurisdictions.

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

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Conversion Transactions disclosed in Note 5 included the authorization of 22,500 shares of a new series of preferred stock of TelVue designated as Series A Convertible Preferred Stock (“Preferred Stock”).  The Preferred Stock has a par value of $0.001 and is convertible into shares of common stock at a price of $70.00 per share at the option of the holder or upon certain contingent triggering events.  The Preferred Stock is redeemable at the option of the Company or upon certain deemed liquidation events.  Because the issued and outstanding Preferred Stock is held by the majority stockholder who has control over redemption through representation on the Company’s Board of Directors, it is classified as temporary equity in the condensed balance sheet.  From the date of issuance, dividends at the rate per annum of $14.00 per share shall accrue on the Preferred Stock, whether or not declared, and shall be cumulative. Accruing dividends shall be payable only when, as and if declared by the Board of Directors, and the Company shall be under no obligation to pay such accruing dividends, except upon liquidation, dissolution, winding up or other deemed liquidation event to the extent there are assets available for distribution, or redemption of the Preferred Stock by the Company.  The accruing dividends shall be payable in either cash or shares of Preferred Stock as determined by the Company, and in preference to any cash dividends to common stockholders.  As of September 30, 2012, aggregate cumulative dividends in arrears on the outstanding Preferred Stock amounted to $108,494, or $7.59 per outstanding share, and are included with the Preferred Stock in the condensed balance sheet.  The liquidation preference of the Preferred Stock at September 30, 2012 is $5,108,494.

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

Summarized financial information by reporting segment for each of the three and nine months ended September 30, 2012 and 2011, is as follows:

Three months ended September 30, 2012	TPS	ANI	Total

Revenues	$1,127,507	$105,842	$1,233,349
Depreciation	64,644	—	64,644
Operating income/(loss)	(823,139)	67,981	(755,158)
Other income/(expense)	875	—	875
Net income/(loss)	(822,264)	67,981	(754,283)
Capital expenditures	26,105	—	26,105

Three months ended September 30, 2011	TPS	ANI	Total

Revenues	$920,501	$168,365	$1,088,866
Depreciation	61,266	3,866	65,132
Operating income/(loss)	(662,102)	111,729	(550,373)
Other income/(expense)	(222,770)	(33,867)	(256,637)
Net income/(loss)	(884,872)	77,862	(807,010)
Capital expenditures	24,727	—	24,727

Nine months ended September 30, 2012	TPS	ANI	Total

Revenues	$2,939,296	$347,992	$3,287,288
Depreciation	178,957	9,073	188,030
Operating income/(loss)	(3,288,993)	198,143	(3,090,850)
Other income/(expense)	(228,222)	(19,922)	(248,144)
Net income/(loss)	(3,517,215)	178,221	(3,338,994)
Capital expenditures	261,225	—	261,225

Nine months ended September 30, 2011	TPS	ANI	Total

Revenues	$2,798,826	$522,788	$3,321,614
Depreciation	190,077	11,149	201,226
Operating income/(loss)	(2,018,289)	326,135	(1,692,154)
Other income/(expense)	(639,918)	(97,316)	(737,234)
Net income/(loss)	(2,658,207)	228,819	(2,429,388)
Capital expenditures	106,697	—	106,697

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

In September 2012, TelVue completed a reduction in staff that it estimates will eliminate in excess of $500,000 in annual operating costs. TelVue will continue to evaluate additional expense reductions and look for sources of capital to continue to fund its operations.

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

In the third quarter of 2012, TelVue launched the second generation of its popular TelVue HyperCaster™ B100 IP Broadcast Server.  The second generation HyperCaster B100 enhances the usability and reliability of the B100 line of broadcast servers, which have already proven to be easy to use, reliable, and affordable solutions for the broadcast industry.  New features include a 32 GB Solid State Drive for the operating system for speed and reliability, twice as much RAM, a 4-core central processing unit for faster processing, and a front panel display for easier configuration.  The new platform also supports twice as much broadcast throughput for higher quality or more channel capacity.

Also in the third quarter of 2012, TelVue launched the version 4 of its TelVue CloudCast™ online video player with new features including social media tools to post videos to the popular Facebook and Twitter services, and improved analytics to provide clients with a better understanding of who’s watching what to maximize viewership, and return on investment.

TelVue also expanded its TelVue CloudCast™ hosted broadcasting capability to support the capture of live streaming events to a file for archive and Video-on-Demand playback.  This feature is especially important for live sporting events.

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

RESULTS OF OPERATIONS:

The following discussion deals with the increase in operating loss for the three and nine months ended September 30, 2012, when compared to the same period of 2011, and the reasons for the changes. TelVue further discusses the continued loss of its subscriber base for the ANI service, when comparing the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.  TelVue also discusses the changes in TPS revenue and expenses.

Detailed financial information for the three months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended
	September 30,	September 30,	$ Change	% Change
	2012	2011	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$1,127,507	$920,501	$207,006	22.5
ANI services	105,842	168,365	(62,523)	(37.1)

Cost of Revenues
TelVue products and services	545,625	468,177	(77,448)	(16.5)
ANI services	23,618	27,394	3,776	13.8

Operating Expenses
Selling and marketing
TelVue products and services	483,977	265,706	(218,271)	(82.1)
ANI services	—	—	—	—
General and administrative
TelVue products and services	856,400	787,454	(68,946)	(8.8)
ANI services	14,243	25,376	11,133	43.9
Depreciation
TelVue products and services	64,644	61,266	(3,378)	(5.5)
ANI services	—	3,866	3,866	100.0

Operating Loss	(755,158)	(550,373)	(204,785)	(37.2)

Other Income (Expense)	875	(256,637)	257,512	100.3

Net Loss	$(754,283)	$(807,010)	$52,727	6.5

Detailed financial information for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended
	September 30,	September 30,	$ Change	% Change
	2012	2011	Fav/(Unfav)	Fav/(Unfav)
Revenues
TelVue products and services	$2,939,296	$2,798,826	$140,470	5.0
ANI services	347,992	522,788	(174,796)	(33.4)

Cost of Revenues
TelVue products and services	1,483,942	1,551,887	67,945	4.4
ANI services	74,966	88,616	13,650	15.4

Operating Expenses
Selling and marketing
TelVue products and services	1,362,656	818,119	(544,537)	(66.6)
ANI services	—	—	—	—
General and administrative
TelVue products and services	3,202,734	2,257,032	(945,702)	(41.9)
ANI services	65,810	96,888	31,078	32.1
Depreciation
TelVue products and services	178,957	190,077	11,120	5.9
ANI services	9,073	11,149	2,076	18.6

Operating Loss	(3,090,850)	(1,692,154)	(1,398,696)	(82.7)

Other Income (Expense)	(248,144)	(737,234)	489,090	66.3

Net Loss	$(3,338,994)	$(2,429,388)	$(909,606)	(37.4)

Additional financial information by reporting segment for the three and nine months ended September 30, 2012 and 2011 is as follows:

	TelVue products and services		ANI services
Three months ended September 30,	2012	2011	2012	2011

Operating income/(loss)	$(823,139)	$(662,102)	$67,981	$111,729
Other income/(expense)	$875	$(222,770)	$—	$(33,867)
Net income/(loss)	$(822,264)	$(884,872)	$67,981	$77,862
Capital expenditures	$26,105	$24,727	$—	$—

	TelVue products and services		ANI services
Nine months ended September 30,	2012	2011	2012	2011

Operating income/(loss)	$(3,288,993)	$(2,018,289)	$198,143	$326,135
Other income/(expense)	$(228,222)	$(639,918)	$(19,922)	$(97,316)
Net income/(loss)	$(3,517,215)	$(2,658,207)	$178,221	$228,819
Capital expenditures	$261,225	$106,697	$—	$—

Revenues

TelVue’s 2012 third quarter revenues increased 13.3% from $1,088,866 in the same period in 2011 to $1,233,349. The increase was driven by growth in the TPS segment with a partial offset from continued contraction of the legacy ANI business segment. For the nine months ended September 30, 2012, TelVue revenues were down 1.0% from $3,321,614 to $3,287,288 reflecting a weaker first quarter overall in 2012.

TPS segment revenue in the third quarter of 2012 grew by 22.5% from $920,501 to $1,127,507 due to growth in the cable/Telco and healthcare verticals, and expansion of cloud-based service sales. TPS revenues for the nine months ended September 30, 2012 rose 5.0% to $2,939,296 from $2,798,826 in the same period in 2011. TPS revenues growth was also due in part to a) 80.0% and 89.2% increases in revenue from sales of TelVue CloudCast™ hosted broadcast services for the three and nine month periods ended September 30, 2012, as Internet video and broadband TV continue to gain in popularity; and b) 8.2% and 16.3% increase in three and twelve month maintenance service revenue, as TelVue’s equipment footprint continues to grow.

Legacy ANI segment third quarter revenue contracted 37.1% from $168,365 in 2011 to $105,842 in 2012 due to continued migration of the customer base to alternate technologies. For the nine months ended September 30, 2012, ANI segment revenue decreased 33.4% from $522,788 in the same period in 2011 to $347,992, for reasons cited above. There were expected decreases of $1,045 and $2,568 in pay-per-view revenue for the three and nine months ended September 30, 2012, respectively, when compared to the same period of 2011, and decreases of $7,040 and $8,514 in pay-per-view plus revenue for the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011.  These decreases were mainly due to a reduction in the number of subscribers served during these periods when compared to 2011 (as discussed below). Additionally, there were decreases in feature revenue of $23,137 and $49,742, decreases of $16,920 and $33,205 in data link revenue and decreases of $4,889 and $13,749 in program number revenue for the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011, primarily due to a decline in the number of ANI subscribers.  As of September 30, 2012, the ANI service was serving approximately 700,000 full-time cable subscribers compared to approximately one million full-time cable subscribers as of September 30, 2011.  During the nine months ended September 30, 2012, there were 108,000 ANI subscriber cancellations and no new additions.  The subscriber decline is the result of cable operators moving to two-way digital services which limit the number of analog pay-per-view channels available for content and allow the cable operator’s customers to order digital pay-per-view or video on demand via the set top box, eliminating the need for the TelVue ANI service. Management believes the long-term effects of deployment of digital two-way service will continue to negatively impact the TelVue ANI service. As a result of the cable and satellite subscriber cancellations noted above, TelVue expects to continue to experience a decrease in its revenue and operating income indefinitely for its ANI segment.

While consolidated revenues in the first half of 2012 fell, sales orders for the nine months ended September 30, 2012 for the Company’s focal products (TPS broadcast servers and hosted services) rose by 23.5 % over the comparable period in 2011.  Sales orders included a 33% increase in TelVue Care maintenance contracts. Sales orders during the nine months ended September 30, 2012 also included a $278,000 two-year contract for TelVue CloudCast™ hosted broadcasting, for which revenue will be recognized in equal monthly amounts over the contract term as service is provided by the Company.  It is anticipated that approximately $34,500 of this TelVue CloudCast™ contract will be recognized during the fourth quarter of 2012, with approximately $139,000 recognized in 2013 and approximately $86,000 in 2014.

TelVue expects to continue to expand in the cable, Telco, and professional broadcast markets and also believes the Company will resume growth in the PEG and education markets as the economy continues to recover.  Additionally, the Company expects to begin to develop direct sales to Media companies as the Company continues to invest in development and marketing of its new cloud video services. In general, new product and service introductions have been concentrated in the area cloud services – for which the company recognizes revenue over contract periods which range from 12 to 24 months. In general cloud services entail monthly or quarterly billing to and payment by customers. If cloud services become an increasing portion of the Company’s business, as expected we anticipate a decline in revenue and cash flow volatility as compared with equipment sales.

Operating Expenses and Income

Overall TelVue’s third quarter operating loss increased from $550,373 in 2011 to $755,158 in 2012. This increase was driven by i) an increase both in research & development and in marketing and sales spending in the TPS segment, - in particular associated with TelVue CloudCast™ services; and ii) continued contraction in ANI operating income. For the nine months through September 30, 2012, the Company’s operating loss increased to $3,090,850 from $1,692,154 for the same period in 2011.

The TPS segment had operating losses of $823,139 and $3,288,993 for the three and nine months ended September 30, 2012, compared to operating losses of $662,102 and $2,018,289 for the three and nine months ended September 30, 2011, respectively, primarily due to an increase in sales and marketing and research and development expenses (reflected in a higher G&A line), offset by an increase in TPS segment revenue and a decrease in cost of sales expenses.  The ANI segment had operating income of $67,981 and $198,143 for the three and nine months ended September 30, 2012, compared to $111,729 and $326,135 for the three and nine months ended September 30, 2011. The decrease in operating income for the ANI segment was mainly a result of an anticipated decrease in ANI revenue, offset by a change in the allocation of expenses whereby, based on the segment’s percentage of total forecasted revenues for the year, 8% of certain expenses were allocated to the ANI segment for the three and nine months ended September 30, 2012, compared to an allocation percentage of 13% for the same periods of 2011.

In early September 2012, TelVue implemented a new organizational structure which enabled it to reduce operating expenses. TelVue estimates that the reduction in operating expenses, which are not expected to compromise performance or capabilities, will exceed $500,000 per year.

Cost of Revenues

Total cost of revenues increased by $73,672 for the three months ended September 30, 2012, when compared to the three months ended September 30, 2011. Total cost of revenues decreased by $81,595 for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011. Cost of revenues for the TPS segment increased $77,448 for the three months ended September 30, 2012, when compared to the three months ended September 30, 2011, primarily as a result of higher sales of TPS equipment, offset by lower consulting expenses.  Cost of revenues for the TPS segment decreased $67,945 for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, primarily as a  lower consulting expenses partially offset by higher expenses related to Internet bandwidth purchased for use with TelVue’s cloud-based services.

ANI cost of revenues decreased $3,776 and $13,650 for the three and nine months ended September 30, 2012, respectively, when compared to the same period of 2011, primarily due to a favorable variance in compensation expense, in addition to savings in telecommunications expenses when comparing these periods.  This decrease is not proportionate with the decrease in ANI revenue, as there are fixed expenses, whereas certain revenue components are based on usage.

Selling and Marketing Expenses

Total selling and marketing expenses, which are entirely attributed to the TPS segment, increased $218,271 and $544,537 for the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011.  This increase was primarily the result of higher compensation expenses related to an increase in the sales and marketing staffing by four employees, when comparing the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.  Additionally, the Company incurred expenses of approximately $35,000 related to an outside public relations company contracted during  the first 6 months of 2012 (and impacting expenses for the first nine month period through September 30) to assist in the development of the cable and Telco markets, while there was no comparable expenditure during the same period in 2011.

General and Administrative Expenses

Total general and administrative expenses increased by $57,813 and $914,624 for the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011.  TPS general and administrative expenses increased $68,946 and $945,702 for the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011.  This increase was related to additional spending on research and development activities for TelVue’s emerging cloud-based video services including contracting the services of outside firms to accelerate feature development.  The bulk of the research and development expenditures (which were included in general and administrative) were under a contract with a development firm that has now been terminated because we have completed our goals under the contract and developed an in-house capability with full-time employees at significantly lower expense. We incurred executive search fees of approximately $79,000 related to the hiring of seven new engineering employees during the nine months ended September 30, 2012, done in anticipation of a planned phasing out of the development contract.

There was also an increase in legal and accounting fees of approximately $50,000 during the nine months ended September 30 2012, related to the debt conversion transaction.

ANI general and administrative expenses decreased $11,133 and $31,078 for the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011, primarily as a result of a change in allocation percentages, where a lower percentage of expenses are being allocated to the ANI segment.

Depreciation Expense

TelVue purchased $261,225 of equipment during the nine months ended September 30, 2012 compared to $106,697 purchased during the nine months ended September 30, 2011.  All of the equipment purchased during the nine months ended September 30, 2012 and 2011 was for equipment related to the TPS segment and primarily for infrastructure for TelVue Connect™ and TelVue CloudCast™ cloud video services. Depreciation expense decreased $488 and $13,196 for the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011, as a result of prior capital purchases reaching the end of their depreciable lives.

Other Income (Expense)

Total other expense decreased by $257,512 and $489,090 for the three and nine months ended September 30, 2012, when compared to the three and nine months ended September 30, 2011.  This decrease was attributed to no longer accruing interest expense related to the balance on the outstanding lines of credit notes, which are discussed more extensively in Liquidity and Capital Resources, in addition to increased interest income related to a higher cash balance as of September 30, 2012, when compared to the balance as of September 30, 2011.

Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance. The valuation allowances were recorded due to the uncertainty as to whether future net income would be generated that would utilize TelVue’s net operating loss carry-forward. TelVue’s federal net operating loss carry-forward was approximately $24,400,000 on a tax-reporting basis as of September 30, 2012 (see Note 4 of TelVue’s accompanying condensed financial statements).

Net Loss

TelVue had net losses of $754,283 and $3,338,994 for the three and nine months ended September 30, 2012, respectively, compared to net losses of $807,010 and $2,429,388 for the three and nine months ended September 30, 2011. The increase in net loss was primarily due to higher development expenses and revenue decreases, partially offset by lower interest expense, during the three and nine months ended September 30, 2012 when compared to the three and nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES:

Going Concern

The condensed financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a “going concern” basis, which assumes that TelVue will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $3,338,994 during the nine months ended September 30, 2012, and as of that date, the Company’s total stockholders’ deficit was $3,023,520.  The Company borrowed an additional $5,000,000 against its line of credit in January and February 2012, which was converted to convertible preferred stock in March 2012, when all other borrowings and accrued interest due to the majority stockholder were also converted to common stock (as disclosed in Note 5), leaving the Company with no debt and $1,413,060 of cash and cash equivalents at September 30, 2012.  TelVue continues to execute its modified business plan to focus on equipment and services sales to the cable, telephone company (“Telco”), professional, community and Internet broadcast markets, and believes it has sufficient cash to fund operating and capital requirements for at least one year.  The Company has made significant product development investment from the fourth quarter of 2011 through the third quarter of 2012 in new cloud video services including TelVue Connect™ and TelVue CloudCast™.  While initial releases of these new services were previously available and sold to clients on a limited basis, full commercial availability launched during the second quarter of 2012.  As such, the Company has only begun to recognize revenue from these new services, and expects cloud video service revenue to become an important growth area for the Company in the coming year and beyond.  Additionally, the launch of the TelVue ProVue™ Professional HD IP Broadcast Decoder in the second quarter of 2012 combined with the TelVue HyperCaster™ IP broadcast server provides broadcasters a solution for High-Definition workflows that can also leverage modern IP networks.  The Company believes there is an increasing number of both High-Definition and IP-centric broadcast opportunities in our core markets, and expects to see further growth from these opportunities.

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

The Conversion Transactions, as discussed above, included the authorization of 22,500 shares of a new series of preferred stock of TelVue designated as Series A Convertible Preferred Stock, which is convertible into common stock at a fixed price at the option of the holder or upon certain contingent triggering events.  From the date of issuance, dividends at the rate per annum of $14.00 per share shall accrue on the Series A Convertible Preferred Stock, and shall be cumulative. Accruing dividends shall be payable only when, as and if declared by the Board of Directors, and the Company shall be under no obligation to pay such accruing dividends, except upon liquidation, dissolution, winding up or other deemed liquidation event to the extent there are assets available for distribution, or redemption by the Company.  The accruing dividends shall be payable in either cash or shares of Series A Preferred Stock as determined by the Company, and in preference to any cash dividends to common stockholders.  Because the issued and outstanding Series A Convertible Preferred Stock is held by the majority stockholder who has control over redemption through representation on the Company’s Board of Directors, it is considered redeemable and classified as temporary equity in the condensed balance sheet.  As of September 30, 2012, undeclared dividends on outstanding preferred stock amounted to $108,494.

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

Cash and Cash Flows

TelVue had negative cash flow from operating activities of $3,494,676 for the nine months ended September 30, 2012, compared to $1,497,660 for the nine months ended September 30, 2011.  The decrease in cash flow compared to 2011 was primarily due to a higher net loss for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.  Additionally, there were higher expenses paid related to increased development activities and higher legal fees related to the debt conversion transaction during the nine months ended September 30, 2012, when compared to the same period of 2011.

TelVue had a cash balance of $1,413,060 as of September 30, 2012, compared to a balance of $86,097 as of September 30, 2011, primarily due to the $5,000,000 investment received from Mr. Lenfest in connection with the 2012 Note, which was subsequently converted to TelVue Series A Convertible Preferred Stock.  TelVue believes that this cash balance is adequate to satisfy it working capital needs for at least the next twelve months as it grows its business.

In September 2012, TelVue lowered operating expenses through a reduction in staffing of positions not deemed essential to its operations.  The reductions will eliminate in excess of $500,000 annually from operating costs. The Company has identified further expense reductions of approximately $300,000 - $400,000 annually which it does not believe would impact the key functional areas of product development or sales and marketing, and will be finalizing decisions on the adoption these expense reductions prior to December 31, 2012.

In addition to expense controls, TelVue expects to reduce its accounts receivable balance by $100,000 - $120,000 over the next four months through tighter controls and the adoption of sales terms with late payment penalties, which have not been a standard part of its terms of business to-date. The Company is actively looking for bank funding of working capital. Prior to January 1, 2013, TelVue expects to have a revolving line of credit in place which it expects will provide up to approximately $250,000 in funds.  TelVue believes that the above steps, in conjunction with continued sales growth from cloud services, will provide it with sufficient funds to operate for the next 12 months. However, there can be no assurance that the Company will be able to obtain this line of credit on feasible terms. In this event, if anticipated sales growth from new products and services is not achieved, the consequence for the Company’s liquidity and its ability to operate would be adverse.

Accounts Receivable-Trade and Allowance for Doubtful Accounts

As of September 30, 2012, TelVue had a net accounts receivable-trade balance of $806,478, compared to $666,074 as of December 31, 2011. The increase was primarily due to slower cash collections, in addition to timing of the fulfillment of equipment orders for the nine months ended September 30, 2012.  Management reviews and assesses the status of customer accounts on a regular basis and had established a bad debt reserve in the amount of $62,700 and $29,194 as of September 30, 2012 and December 31, 2011, respectively.  The increase in bad debt reserve was the result of a somewhat more conservative approach in conjunction with specific account reviews, and an increase in receivables balance.  Based on the diversity of account types, the reserve is estimated based on experience and periodic reviews.

TelVue’s days of sales in average accounts receivable was 64 days at September 30, 2012, compared to 53 days at December 31, 2011.  TelVue will from time to time offer sales incentives and/or discounts to its TelVue Princeton® and HyperCaster™ customers.  The Company has not changed its credit terms with its customers for its TPS services or ANI service.  A 2% cash, 1% net 15 days discount is offered for payments related to TelVue Princeton® and HyperCaster™ equipment purchases.

Prepaid Expenses

As of September 30, 2012, TelVue had a prepaid expense balance of $77,696, compared to a balance of $14,930 as of December 31, 2011. This increase was primarily the result of paying in-full for the Company’s business insurance policies during the nine months ended September 30, 2012.  The expense related to these policies is recognized evenly over the policy period.

Accounts Payable-Trade

As of September 30, 2012, TelVue had an accounts payable-trade balance of $224,089, compared to a balance of $595,310 as of December 31, 2011.  The decrease was primarily a result of the paying of outside development consultants and legal fees that were in the accounts payable-trade balance as of December 31, 2011.

Accrued Expenses

As of September 30, 2012, TelVue had an accrued expense balance of $193,761, compared to a balance of $264,589 as of December 31, 2011.  The decrease was primarily due to a lower expense accrual than at December 31, 2011 related to contracted development consultants and legal and accounting fees, offset by a higher accrual for employee paid time off, as it is earned and accrued evenly throughout the year, while most employee vacations are taken in the second half of the year.

Deferred Service Revenue

As of September 30, 2012, TelVue had a deferred service revenue balance of $775,154, compared to a balance of $648,202 as of December 31, 2011.  The increase was primarily due to increased sales of TPS equipment support and other services, for which the revenue is deferred and recognized over the contract period.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements at September 30, 2012 that had or are reasonably likely to have, a current or future effect on TelVue’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to TelVue’s interests.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

TelVue, a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  TelVue’s Chief Executive Officer and its Chief Financial Officer, have evaluated the effectiveness of TelVue’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, TelVue’s Chief Executive Officer and its Chief Financial Officer have concluded that TelVue’s disclosure controls and procedures were adequate and effective to ensure that information regarding the Company is made known to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELVUE CORPORATION

DATED: November 9, 2012	By:	/s/ Jesse Lerman
Jesse Lerman
President and Chief Executive Officer

DATED: November 9, 2012	By:	/s/ Emmett Hume
Emmett Hume
Chief Financial Officer

EXHIBIT INDEX

31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.